Form 10-Q
period 2020-09-30
Palantir Technologies Inc.
filed 2020-11-13
CIK 1321655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39540

Palantir Technologies Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	68-0551851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1555 Blake Street, Suite 250 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 358-3679

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	PLTR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2020, there were 1,471,832,735 shares of the registrant’s Class A common stock outstanding, 269,207,902 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “goal,” “outlook,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our expectations regarding financial performance, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses, stock-based compensation, and our ability to achieve and maintain future profitability;

•	our ability to successfully execute our business and growth strategy;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	the demand for our platforms in general;

•	our ability to increase our number of customers and revenue generated from customers;

•	our expectations regarding the future contribution margin of our existing and future customers;

•	our expectations regarding our ability to quickly and effectively integrate our platforms for our existing and future customers;

•	our ability to develop new platforms, and enhancements to existing platforms, and bring them to market in a timely manner;

•

the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business in large government and commercial organizations, including our expectations regarding the impact of FASA;

•	our ability to compete with existing and new competitors in existing and new markets and products;

•	our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our platforms;

•	our expectations regarding litigation and legal and regulatory matters;

•	our expectations regarding our ability to meet existing performance obligations and maintain the operability of our products;

•	our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy and data protection;

•	our expectations regarding new and evolving markets;

•	our ability to develop and protect our brand;

•	our ability to maintain the security and availability of our platforms;

•	our expectations and management of future growth;

•	our expectations concerning relationships with third parties, including our customers, equity method investment partners, and vendors;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our expectations regarding our multi-class stock and governance structure and the benefits thereof;

•

the impact of the ongoing COVID-19 pandemic, including on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate; and

•	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Palantir Technologies Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30,	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,800,190	$1,079,154
Restricted cash	43,800	52,099
Accounts receivable	162,269	50,315
Prepaid expenses and other current assets	388,165	32,585

Total current assets	2,394,424	1,214,153
Property and equipment, net	29,369	31,589
Restricted cash, noncurrent	86,343	270,709
Other assets	93,576	77,574

Total assets	$2,603,712	$1,594,025

Liabilities, Redeemable Convertible and Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22,221	$51,735
Accrued liabilities	466,999	126,620
Deferred revenue(1)	172,066	186,105
Customer deposits	280,901	364,138

Total current liabilities	942,187	728,598
Deferred revenue, noncurrent(1)	67,064	77,030
Customer deposits, noncurrent	102,231	167,538
Debt, noncurrent, net	197,753	396,065
Other noncurrent liabilities	42,724	78,205

Total liabilities	1,351,959	1,447,436

Commitments and Contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value: 0 and 35,002,700 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 and 4,017,378 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $14,101 as of September 30, 2020 and December 31, 2019, respectively	—	33,569
Convertible preferred stock, $0.001 par value: 0 and 877,442,966 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 and 742,839,990 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $2,102,556 as of September 30, 2020 and December 31, 2019, respectively	—	2,093,662
Stockholders’ equity (deficit):
Preferred stock, par value $0.001: 2,000,000,000 and 0 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—

Common stock, $0.001 par value: 20,000,000,000 and 2,200,000,000 Class A shares authorized as of September 30, 2020 and December 31, 2019, respectively; 1,320,584,721 shares issued and outstanding as of September 30, 2020, and 315,615,753 shares issued and 309,223,182 shares outstanding as of December 31, 2019; 2,700,000,000 and 1,800,000,000 Class B shares authorized as of September 30, 2020 and December 31, 2019, respectively; 405,096,034 and 272,273,934 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; and 1,005,000 Class F shares authorized, issued, and outstanding as of September 30, 2020, and 0 Class F shares authorized, issued and outstanding as of December 31, 2019

	1,727	588
Additional paid-in capital	6,065,869	1,857,331
Treasury stock, at cost: 0 and 6,392,571 shares held as of September 30, 2020 and December 31, 2019, respectively	—	(38,895)
Accumulated other comprehensive income (loss)	1,168	(703)
Accumulated deficit	(4,817,011)	(3,798,963)

Total stockholders’ equity (deficit)	1,251,753	(1,980,642)

Total liabilities, redeemable convertible and convertible preferred stock, and stockholders’ equity (deficit)	$2,603,712	$1,594,025

(1)

Deferred revenue as of September 30, 2020 and December 31, 2019 includes $71.0 million and $75.0 million, respectively, from Palantir Technologies Japan, K.K. See Note 6, Equity Method Investments, for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc..

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$289,366	$190,541	$770,582	$513,197
Cost of revenue	149,340	65,073	282,044	166,471

Gross profit	140,026	125,468	488,538	346,726
Operating expenses:
Sales and marketing	334,911	119,666	536,082	337,255
Research and development	313,915	75,880	466,530	229,728
General and administrative	338,977	74,062	503,033	208,736

Total operating expenses	987,803	269,608	1,505,645	775,719

Loss from operations	(847,777)	(144,140)	(1,017,107)	(428,993)
Interest income	494	3,390	4,312	12,953
Interest expense	(2,085)	(173)	(12,325)	(395)
Change in fair value of warrants	(9,201)	784	811	2,743
Other income (expense), net	(3,293)	2,305	1,218	1,858

Loss before provision (benefit) for income taxes	(861,862)	(137,834)	(1,023,091)	(411,834)
Provision (benefit) for income taxes	(8,543)	2,026	(5,043)	8,485

Net loss	$(853,319)	$(139,860)	$(1,018,048)	$(420,319)

Net loss per share attributable to common stockholders, basic	$(0.94)	$(0.24)	$(1.43)	$(0.73)

Net loss per share attributable to common stockholders, diluted	$(0.94)	$(0.24)	$(1.43)	$(0.73)

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	905,462,010	580,104,846	713,879,104	574,342,061

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	905,462,010	580,104,846	716,027,459	574,342,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Net loss	$(853,319)	$(139,860)	$(1,018,048)	$(420,319)
Other comprehensive income (loss):
Foreign currency translation adjustments	268	(5,133)	1,871	(470)

Comprehensive loss	$(853,051)	$(144,993)	$(1,016,177)	$(420,789)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	4,017,378	$33,569	742,932,765	$2,094,509	736,634,601	$737	$2,563,354	$900	$(3,963,692)	$(1,398,701)
Issuance of Series D preferred stock upon net exercise of Series D preferred stock warrants	—	—	2,380,034	10,810	—	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	7,631,329	8	(8)	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	88,279,569	88	404,591	—	—	404,679
Conversion of redeemable convertible preferred stock to common stock	(4,017,378)	(33,569)	—	—	4,017,378	4	33,565	—	—	33,569
Conversion of convertible preferred stock to common stock	—	—	(745,312,799)	(2,105,319)	793,725,807	794	2,104,525	—	—	2,105,319
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	31,007	—	—	31,007
Issuance of common stock from the exercise of stock options	—	—	—	—	31,747,857	32	87,175	—	—	87,207
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	68,149,214	68	(68)	—	—	—
Stock-based compensation	—	—	—	—	—	—	841,929	—	—	841,929
Settlement of employee loan accounted for as a modification to stock option	—	—	—	—	(3,500,000)	(4)	(201)	—	—	(205)
Other comprehensive income	—	—	—	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	—	—	—	(853,319)	(853,319)

Balance as of September 30, 2020	—	$—	—	$—	1,726,685,755	$1,727	$6,065,869	$1,168	$(4,817,011)	$1,251,753

Palantir Technologies Inc.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	4,017,378	$33,569	742,839,990	$2,093,662	581,497,116	$588	$1,857,331	6,392,571	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)
Conversion of Series H-1 convertible preferred stock to common stock	—	—	(28,490)	(100)	28,490	—	100	—	—	—	—	100
Issuance of Series K convertible preferred stock	—	—	121,265	947	—	—	—	—	—	—	—	—
Issuance of Series D preferred stock upon net exercise of Series D preferred stock warrants	—	—	2,380,034	10,810	—	—	—	—	—	—	—	—
Repurchase of common stock, held in treasury	—	—	—	—	(808,201)	—	—	808,201	(3,777)	—	—	(3,777)
Retirement of treasury stock	—	—	—	—	—	(7)	(42,665)	(7,200,772)	42,672	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	7,631,329	8	(8)	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	206,500,523	207	942,322	—	—	—	—	942,529
Conversion of redeemable convertible preferred stock to common stock	(4,017,378)	(33,569)	—	—	4,017,378	4	33,565	—	—	—	—	33,569
Conversion of convertible preferred stock to common stock	—	—	(745,312,799)	(2,105,319)	793,725,807	794	2,104,525	—	—	—	—	2,105,319
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	31,007	—	—	—	—	31,007
Issuance of common stock from the exercise of stock options	—	—	—	—	69,444,099	69	115,961	—	—	—	—	116,030
Issuance of common stock upon vesting of RSUs	—	—	—	—	68,149,214	68	(68)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,024,000	—	—	—	—	1,024,000
Settlement of employee loan accounted for as a modification to stock option	—	—	—	—	(3,500,000)	(4)	(201)	—	—	—	—	(205)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,871	—	1,871
Net loss	—	—	—	—	—	—	—	—	—	—	(1,018,048)	(1,018,048)

Balance as of September 30, 2020	—	$—	—	$—	1,726,685,755	$1,727	$6,065,869	—	$—	$1,168	$(4,817,011)	$1,251,753

Palantir Technologies Inc.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2019	23,931,624	$—	745,886,186	$2,099,054	571,702,167	$577	$1,727,804	5,435,072	$(34,439)	$5,425	$(3,499,776)	$(1,800,409)
Issuance of Series H redeemable convertible preferred stock upon exercise of warrants	2,949,002	26,069	—	—	—	—	—	—	—	—	—	—
Redemption of Series H redeemable convertible preferred stock previously accrued for	(23,931,624)	—	—	—	—	—	—	—	—	—	—	—
Sale of Series H redeemable convertible preferred stock	1,068,376	7,500	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock, held in treasury	—	—	—	—	(66,666)	—	—	66,666	(327)	—	—	(327)
Issuance of common stock from the exercise of stock options	—	—	—	—	1,799,680	2	1,374	—	—	—	—	1,376
Stock-based compensation	—	—	—	—	—	—	51,763	—	—	—	—	51,763
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5,133)	—	(5,133)
Net loss	—	—	—	—	—	—	—	—	—	—	(139,860)	(139,860)

Balance as of September 30, 2019	4,017,378	$33,569	745,886,186	$2,099,054	573,435,181	$579	$1,780,941	5,501,738	$(34,766)	$292	$(3,639,636)	$(1,892,590)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	25,947,422	$172,163	742,813,372	$2,087,560	549,367,691	$570	$1,627,737	20,636,798	$(148,621)	$762	$(3,231,876)	$(1,751,428)
Cumulative effect of accounting changes	—	—	—	—	—	—	(34)	—	—	—	12,559	12,525
Issuance of Series H redeemable convertible preferred stock upon exercise of warrants	2,949,002	26,069	—	—	—	—	—	—	—	—	—	—
Redemption of Series H redeemable convertible preferred stock	(23,931,624)	(168,000)	—	—	—	—	—	—	—	—	—	—
Sale of Series H redeemable convertible preferred stock	1,068,376	7,500	—	—	—	—	—	—	—	—	—	—
Reclassification of Series H redeemable convertible preferred stock into convertible preferred stock upon expiration of redemption option	(2,015,798)	(4,163)	2,015,798	4,163	—	—	—	—	—	—	—	—
Conversion of Series F convertible stock to common stock	—	—	(10,078)	(20)	10,078	—	20	—	—	—	—	20
Issuance of Series D convertible preferred stock upon exercise of warrants	—	—	1,097,094	7,375	—	—	—	—	—	—	—	—
Conversion of Series D convertible stock to common stock	—	—	(30,000)	(24)	30,000	—	24	—	—	—	—	24
Sale of common stock, held in treasury	—	—	—	—	16,583,747	—	(20,928)	(16,583,747)	120,928	—	—	100,000
Repurchase of common stock, held in treasury	—	—	—	—	(1,448,687)	—	—	1,448,687	(7,073)	—	—	(7,073)
Issuance of common stock from the exercise of stock options	—	—	—	—	8,892,352	9	9,328	—	—	—	—	9,337
Stock-based compensation	—	—	—	—	—	—	164,794	—	—	—	—	164,794
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	—	—	—	—	—	—	(420,319)	(420,319)

Balance as of September 30, 2019	4,017,378	$33,569	745,886,186	$2,099,054	573,435,181	$579	$1,780,941	5,501,738	$(34,766)	$292	$(3,639,636)	$(1,892,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(1,018,048)	$(420,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,308	9,450
Stock-based compensation	1,028,914	164,650
Amortization of debt issuance costs	2,319	87
Change in fair value of warrants	(811)	(2,743)
Loss from equity method investments	1,439	—
Impairment of assets	674	—
Changes in operating assets and liabilities:
Accounts receivable	(112,723)	(96,142)
Prepaid expenses and other current assets	(16,434)	(8,045)
Other assets	(14,192)	(6,393)
Accounts payable	(29,372)	(21,133)
Accrued liabilities	33,634	12,105
Deferred revenue, current and noncurrent	(30,937)	(226,829)
Customer deposits, current and noncurrent	(140,162)	102,100
Other noncurrent liabilities	7,071	(6,836)

Net cash used in operating activities	(278,320)	(500,048)
Investing activities
Purchases of property and equipment	(7,475)	(10,947)
Purchase of equity method investment	(2,500)	—

Net cash used in investing activities	(9,975)	(10,947)

Financing activities

Proceeds from the issuance of common stock, net of issuance costs	942,529	100,000

Proceeds from issuance of debt, net of issuance costs	199,369	—

Principal payments on borrowings	(400,000)	—

Proceeds from the exercise of common stock options	79,473	9,337

Repurchase of common stock	(3,777)	(7,073)

Proceeds from the sale of redeemable convertible preferred stock	—	7,500

Redemption of redeemable convertible preferred stock	—	(168,000)
Other financing activities	(250)	(1,198)

Net cash provided by (used in) financing activities	817,344	(59,434)

Effect of foreign exchange on cash, cash equivalents, and restricted cash	(678)	(2,992)

Net increase (decrease) in cash, cash equivalents, and restricted cash	528,371	(573,421)
Cash, cash equivalents, and restricted cash - beginning of period	1,401,962	1,266,835

Cash, cash equivalents, and restricted cash - end of period	$1,930,333	$693,414

Palantir Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,143	$1,981
Cash paid for interest	9,737	—

Supplemental disclosures of non-cash investing and financing information:
Conversion of redeemable convertible and convertible preferred stock to common stock	$2,138,988	$—
Receivable from the exercise of common stock options included in prepaid expenses and other current assets	36,557	—
Conversion of convertible preferred stock warrants to common stock warrants	31,007	—
Cashless net exercise of warrants for convertible preferred stock	10,810	7,375
Cashless net exercise of warrants for redeemable convertible preferred stock	—	26,069
Reclassification of redeemable convertible preferred stock into convertible preferred stock upon expiration of redemption option	—	4,163
Accrued purchase of property and equipment	461	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Palantir Technologies Inc. (including its subsidiaries, “Palantir,” or “the Company”) was incorporated in Delaware on May 6, 2003. The Company builds and deploys software platforms, Palantir Gotham and Palantir Foundry, that serve as the central operating systems for its customers.

Direct Listing

On September 30, 2020, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”).

In connection with the Direct Listing, on September 22, 2020, the Company filed an amended and restated certificate of incorporation, which became effective on that date. The amended and restated certificate of incorporation authorized the issuance of a total of 20,000,000,000 shares of Class A common stock and 2,700,000,000 shares of Class B common stock, authorized 1,005,000 shares of a new class of common stock (“Class F common stock”) and 2,000,000,000 shares of undesignated preferred stock. In connection with the Direct Listing, Alexander Karp, Stephen Cohen, and Peter Thiel (the “Founders”) each transferred 335,000 shares of their Class B common stock to a voting trust, which were then exchanged for an equivalent number of shares of Class F common stock.

Immediately prior to the filing of the amended and restated certificate of incorporation, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 797,743,185 shares of the Company’s Class B common stock, and all of the Company’s outstanding preferred stock warrants were converted into common stock warrants, which resulted in the reclassification of the warrants liability to additional paid-in capital. Subsequent to the filing of the amended and restated certificate of incorporation, there were no shares of redeemable convertible preferred stock or convertible preferred stock outstanding.

Furthermore, upon the occurrence of the Direct Listing, the Company determined that the performance-based vesting condition was satisfied for 68,149,214 restricted stock units (“RSUs”), which resulted in the issuance of an equivalent number of shares of Class A common stock. See further discussion in Note 11. Stock-Based Compensation regarding the cumulative stock-based compensation charge recognized upon the Direct Listing.

2. Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying condensed consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over the investee, but does not control, are accounted for using the equity method of accounting. For such investments, the share of the investee’s results of operations is included as a component of other income (expense), net in the condensed consolidated statements of operations and the investment balance is included in other assets and classified as noncurrent in the condensed consolidated balance sheets. The Company’s fiscal year ends on December 31.

The unaudited condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 30, 2020 (the “Prospectus”).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.

Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, identification of performance obligations in customer contracts, the fair value of common stock and other assumptions used to measure stock-based compensation, the fair value of preferred and common stock warrants, the valuation of deferred tax assets and uncertain tax positions, collectability of accounts receivable, and useful lives of tangible assets. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Prospectus. There have been no significant changes to these policies during the three months ended September 30, 2020.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consists of amounts invested in money market funds.

Restricted cash primarily consists of cash and certificates of deposit that are held as collateral against letters of credit and guarantees that the Company is required to maintain for operating lease agreements, certain customer contracts, other guarantees, and financing arrangements.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2020	2019
Cash and cash equivalents	$1,800,190	$507,319
Restricted cash	43,800	72,219
Restricted cash, noncurrent	86,343	113,876

Total cash, cash equivalents, and restricted cash	$1,930,333	$693,414

Concentrations of Credit Risk and Other Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash equivalents consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions, including restricted cash, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balance as of September 30, 2020 and December 31, 2019 was $162.3 million and $50.3 million, respectively. Customers E and H represented 15% and 11% of total accounts receivable as of September 30, 2020. Customers A and C represented 38% and 21% of total accounts receivable as of December 31, 2019, respectively. No other customer comprised more than 10% of total accounts receivable as of September 30, 2020 and December 31, 2019. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of September 30, 2020 and December 31, 2019, the Company had not experienced any significant losses on its accounts receivable.

For the three months ended September 30, 2020, no customer represented more than 10% of total revenue. For the nine months ended September 30, 2020, Customer F (in the government operating segment) represented 11% of total revenue. For the three and nine months ended September 30, 2019, Customer D (in the commercial operating segment) represented 12% and 13% of total revenue, respectively. No other customer represented more than 10% of total revenue for the three and nine months ended September 30, 2020 or 2019.

The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business.

Recently Adopted Accounting Pronouncements

As of September 30, 2020, the Company qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (“JOBS Act”) which permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company adopted the following accounting standard during the nine months ended September 30, 2020:

Accounting Standard Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard update modified the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminated such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and valuation processes for Level 3 fair value measurements. The ASU adds new disclosure requirements for Level 3 measurements. The Company adopted ASU 2018-13 as of January 1, 2020. The Company’s disclosures related to its Level 3 financial instruments did not materially change for the periods presented. See Note 4. Fair Value Measurements for more information.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on its condensed consolidated balances sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating leases, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operation. If the Company loses its EGC status as of December 31, 2020, the new standard will be effective for the Company for its fiscal year beginning January 1, 2020. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements and related disclosures; however, the Company believes that, upon adopting the new standard, it will recognize material right-of-use assets and lease liabilities on its condensed consolidated balance sheets associated primarily with real estate related operating leases. The Company intends to adopt the standard using an optional transition method and will not restate comparative periods. The Company does not believe this standard will have a material impact on its condensed consolidated statements of operations.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. If the Company loses its EGC status as of December 31, 2020, the new standard will be effective for the Company for its fiscal year beginning January 1, 2020. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. If the Company loses its EGC status as of December 31, 2020, the new standard will be effective for the Company for its fiscal year beginning January 1, 2020. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. If the Company loses its EGC status as of December 31, 2020, the new standard will be effective for the Company for its fiscal year beginning January 1, 2021. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements and related disclosures.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

3. Revenue Recognition

Contract Balances

The Company’s contract liabilities consist of deferred revenue and customer deposits. The changes in the Company’s contract liabilities were as follows (in thousands):

Nine Months Ended September 30, 2020
Balance, beginning of period	$794,811
Billings and other (1)	608,033
Revenue recognized	(770,582)
Refunds accrued or paid to customers	(10,000)

Balance, end of period	$622,262

(1) Other primarily includes the impact of foreign currency translation.

Remaining Performance Obligations

The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposits, is not considered a remaining performance obligation.

The Company’s remaining performance obligations were $321.6 million as of September 30, 2020, of which the Company expects to recognize approximately 58% as revenue over the next twelve months.

Disaggregation of Revenue

See Note 14. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.

4. Fair Value Measurements

Financial instruments consist of cash equivalents, restricted cash, accounts receivable, other assets accounted for at fair value, accounts payable, accrued liabilities, and warrants liability. Cash equivalents, restricted cash, and warrants liability are stated at fair value on a recurring basis. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears a floating rate that approximates the market interest rate.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$980,254	$980,254	$—	$—
Restricted cash:
Certificates of deposit	80,912	—	80,912	—

Total	$1,061,166	$980,254	$80,912	$—

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$650,498	$650,498	$—	$—
Restricted cash:
Certificates of deposit	102,904	—	102,904	—
Prepaid expenses and other current assets:
Assets held for sale	980	—	—	980

Total	$754,382	$650,498	$102,904	$980

Liabilities:
Warrants liability	$42,628	$—	$—	$42,628

Total	$42,628	$—	$—	$42,628

Certificates of Deposit

The Company’s Level 2 instruments consist of restricted cash invested in certificates of deposit. The fair value of such instruments are estimated based on valuations obtained from third-party pricing services that utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include interest rate curves, foreign exchange rates, and credit ratings.

Gross unrealized gains or losses for cash equivalents as of September 30, 2020 and December 31, 2019 were not material.

Warrants Liability

In connection with the completion of the Company’s Direct Listing, all of the outstanding warrants to purchase shares of redeemable convertible and convertible preferred stock converted into warrants to purchase shares of Class B common stock. As a result, the Company reclassified the warrants liability to additional paid-in capital.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Immediately prior to the Direct Listing and the reclassification to additional paid-in capital, the fair value of the warrants liability was estimated using a Black Scholes model and considered the closing price of the Company’s common stock on the first day of trading, the strike price of the warrants, the remaining term of the warrants, a risk-free interest rate that corresponds to the remaining term, and the volatility of comparable companies.

For the year ended December 31, 2019, the warrants liability was included in other noncurrent liabilities in the condensed consolidated balance sheet and the fair value of the warrant liability was estimated using a combination of an option-pricing model and a Monte Carlo simulation model with equal weighting applied to both models in determining the fair values. These models consider many assumptions, including the likelihood of various potential liquidity events, the nature and timing of such potential events, actions taken with regard to the warrants at expiration, as well as discounts for lack of marketability of the underlying securities and warrants.

The assumptions used to calculate the warrants liability as of September 29, 2020, the date immediately before the Direct Listing, and December 31, 2019 were as follows:

	September 29, 2020	December 31, 2019
Discounts for lack of marketability	—	20.0% - 28.0%
Fair value of underlying securities	$9.50	$6.81 - $8.04
Expected volatility	66.0%	66.0%
Dividend rate	—	—
Risk-free interest rate	0.1%	1.3%

The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrants liability (in thousands):

Balance as of December 31, 2019	$42,628
Net exercises in the period	(10,810)
Change in fair value of warrants	(811)
Reclassification to additional paid-in capital as a result of conversion of preferred stock warrants to common stock warrants	(31,007)

Balance as of September 30, 2020	$—

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Equity related withholding tax and exercise proceeds receivable	$339,409	$—
Other prepaid expenses and current assets	48,756	32,585

Total prepaid expenses and other current assets	$388,165	$32,585

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Leasehold improvements	$88,198	$93,530
Computer equipment, software, and other	18,722	32,757
Furniture and fixtures	9,596	10,753
Construction in progress	5,817	3,161

Total property and equipment, gross	122,333	140,201
Less: accumulated depreciation and amortization	(92,964)	(108,612)

Total property and equipment, net	$29,369	$31,589

Depreciation and amortization expense related to property and equipment, net was $2.5 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $9.3 million and $9.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Accrued payroll and related expenses(1)	$342,191	$31,355
Accrued other liabilities	124,808	95,265

Total accrued liabilities	$466,999	$126,620

(1) Includes $302.9 million owed by the Company for equity related employee withholding taxes related to the Direct Listing.

6. Equity Method Investments

Palantir Technologies Japan, K.K.

During November 2019, the Company and SOMPO Holdings, Inc. (“SOMPO”) created a Japanese Kabushiki Kaisha (“K.K.”), Palantir Technologies Japan, K.K. (“Palantir Japan”) to distribute Palantir platforms to the Japanese market. Upon closing of the transaction with SOMPO, the Company purchased a total of 100,000 shares of Palantir Japan common stock for $25.0 million. The shares the Company received in exchange represent a 50% voting interest in Palantir Japan. The remaining 50% of the voting interest is held by SOMPO. The Company’s investment in Palantir Japan is accounted for as an equity method investment as the Company is able to exercise significant influence over, but does not control, the investee. The Company recorded a $25.9 million initial investment in Palantir Japan, of which $0.9 million was related to direct costs incurred in connection with the transaction. The Company’s 50% share of profits or losses generated from Palantir Japan are reported on a quarter lag. The Company recorded $0.5 million and $1.4 million share of losses during the three and nine months ended September 30, 2020.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Concurrently with the formation of Palantir Japan, the Company entered into a ten-year license and services agreement with Palantir Japan for a limited non-transferable right to resell the Company’s platforms and use certain of the Company’s trademarks in exchange for $25.0 million and future quarterly royalty payments to be paid based on Palantir Japan’s net revenue. In addition, the Company received a prepayment of $50.0 million to be used toward future services provided by the Company to support the business operations and future deployments of the Company’s platforms by Palantir Japan (“service credit”).

In connection with the license rights sold to Palantir Japan, the Company recorded the receipt of the $25.0 million in deferred revenue which will be recognized over the term of the agreement. The Company recorded the $50.0 million service credit in deferred revenue, which will be utilized on an as-needed basis and expires after five years. In the event there was a dissolution of Palantir Japan in the first five years following its formation, any remaining service credit would be refunded by the Company to Palantir Japan. As of December 31, 2019, Palantir Japan did not utilize any of the outstanding services credit. For the three and nine months ended September 30, 2020, Palantir Japan utilized $0.9 million and $1.9 million, respectively, of the services credit.

7. Debt

2014 Credit Facility

In October 2014, the Company entered into an unsecured revolving credit facility (the “2014 Credit Facility”). The 2014 Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75% per annum, subject to certain adjustments, and incurs a commitment fee of 0.375% assessed on the daily average undrawn portion of revolving commitments. Interest and commitment fees are payable at the end of an interest period or at each three-month interval if the interest period is longer than three months.

In December 2019, the Company entered into an amendment to the 2014 Credit Facility to include an additional $150.0 million term loan and secured the credit facility with substantially all of the Company’s assets. Upon entering into this amendment, the Company drew down the $150.0 million term loan and $150.0 million under the existing revolving credit facility. The term loan portion of the 2014 Credit Facility was fully repaid and terminated as of December 31, 2019.

In June 2020, the Company amended the 2014 Credit Facility to include a $150.0 million term loan, extend the maturity date to June 4, 2023, and add an additional lender. Additionally, this amendment increased the requirement to maintain minimum liquidity to $50.0 million, and provided the Company with an option to increase the total commitments by up to an additional $200.0 million, subject to the lenders’ approval. All other terms and conditions remained substantially the same upon the effectiveness of the amendment. Upon entering into this amendment, the Company drew down the total available term loan commitment of $150.0 million.

In July 2020, the Company entered into another amendment to the 2014 Credit Facility, which added an additional lender and provided for an increase of $50.0 million to the revolving credit facility and a $50.0 million term loan. The incremental commitments were provided under the same terms as the existing commitments under the 2014 Credit Facility. During July 2020, the Company drew down the additional available term loan of $50.0 million and repaid the $150.0 million outstanding revolving credit facility.

As of September 30, 2020, the Company had a $200.0 million term loan outstanding under the 2014 Credit Facility and an additional $200.0 million undrawn revolving credit facility available.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of September 30, 2020.

2019 Credit Facility

On December 31, 2019, the Company entered into a senior secured revolving credit facility (the “2019 Credit Facility”) with a second lender. The 2019 Credit Facility allowed for the drawdown of up to $250.0 million. Amounts outstanding under the 2019 Credit Facility incurred interest at LIBOR plus a margin of 2.0% per annum, subject to certain adjustments. Interest was payable at the end of an interest period or at each three-month interval if the interest period was longer than three months. The 2019 Credit Facility also required the Company to maintain 50% of the aggregate revolving commitment in a specified collateral account, which was reported in restricted cash, noncurrent on the condensed consolidated balance sheets.

As of December 31, 2019, the Company had $250.0 million outstanding and elected to incur interest at three-month LIBOR plus 2.0%. During June 2020, the outstanding balance was fully repaid and the 2019 Credit Facility was terminated, which released all restrictions on the cash collateral.

The Company’s outstanding debt consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020	As of December 31, 2019
Principal amount	$200,000	$400,000
Unamortized discount	(2,247)	(3,935)

Carrying value of debt	$197,753	$396,065

8. Commitments and Contingencies

Lease Commitments

As of September 30, 2020, the majority of the Company’s leases were classified as operating. The Company leases office space under noncancelable operating leases with various expiration dates through March 2032. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. During the three months ended September 30, 2020 and 2019, net rent expense was $8.3 million and $10.4 million, respectively, which includes sublease income of $4.5 million and $3.7 million, respectively. During the nine months ended September 30, 2020 and 2019, net rent expense was $26.8 million and $26.0 million, respectively, and sublease income was $13.9 million and $10.5 million, respectively.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Future annual minimum payments under noncancelable operating leases as of September 30, 2020 were as follows (in thousands):

	Operating Lease Commitments	Less: Sublease Income	Net Operating Lease Commitments
Remainder 2020	$11,846	$4,352	$7,494
2021	46,209	17,582	28,627
2022	44,753	18,393	26,360
2023	44,015	18,288	25,727
2024	41,068	16,407	24,661
Thereafter	169,543	85,612	83,931

Total minimum lease payments	$357,434	$160,634	$196,800

Letters of Credit and Guarantees

The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $130.1 million and $322.8 million as of September 30, 2020 and December 31, 2019, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily for the 2019 Credit Facility, operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As a result of the 2019 Credit Facility being terminated during June 2020, as described in Note 7. Debt, the restricted cash collateral previously required was released. These letters of credit and guarantees had expiration dates through August 2028 as of September 30, 2020 and December 31, 2019.

Purchase Commitments

In December 2019, the Company entered into a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional seventh carryover year, effective beginning January 1, 2020, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. As of September 30, 2020, the Company had satisfied $60.0 million of its $126.0 million commitment for the year ending December 31, 2020. If the Company is required to pay the $30.0 million relief amount it will be recorded as a prepayment for future cloud hosting services when due. The difference between the commitment and the amount satisfied will also be added to the Company’s commitment for the year ended December 31, 2021.

In June 2020, the Company entered into a commitment to purchase at least $45.0 million of cloud hosting services over a period of five years commencing on June 1, 2020 and ending on May 31, 2025. If the spend commitment is not met at the end of the term, the Company is obligated to pay the full amount of the outstanding balance (“shortfall payment”). The shortfall payment may be applied as a prepayment against consumption, including to purchase reserved instances, during an additional twelve-month coverage period expiring on May 31, 2026, at which time any unused amount would be forfeited. As of September 30, 2020, the Company had satisfied $1.6 million of its commitment.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Litigation and Legal Proceedings

From time to time, third parties may assert patent infringement claims against the Company. In addition, from time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; securities claims; investor claims; corporate claims; class action claims; and general contract, tort, or other claims. The Company may from time to time also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, allegations, or investigations related to warranty; refund; breach of contract; breach, leak, or misuse of personal data or confidential information; employment; government procurement; intellectual property; government regulation or compliance (including but not limited to anti-corruption requirements, export or other trade controls, data privacy or data protection, cybersecurity requirements, or antitrust/competition law requirements); securities; investor; corporate; or other matters. The Company is unable to predict whether or when any such matters may arise, the outcome of these matters, or the ultimate legal and financial liability, and cannot reasonably estimate the possible loss or range of loss at this time and accordingly has not accrued a related liability.

On December 14, 2017, members of KT4 Partners LLC (Managing Member Marc Abramowitz) and Sandra Martin Clark, as trustee for the Marc Abramowitz Irrevocable Trust Number 7 (together, “KT4 Plaintiffs”) filed an action in the Delaware Superior Court against the Company and Disruptive Technology Advisers LLC. The complaint alleges tortious interference with prospective economic advantage and civil conspiracy in connection with a potential sale of stock by the KT4 Plaintiffs to a third party. The KT4 Plaintiffs seek compensatory and punitive damages, interest, fees, and costs.

On August 30, 2019, BTIG, LLC (the “BTIG Plaintiff”), the alleged broker of the potential sale of stock that is the subject of the KT4 Plaintiffs’ December 2017 action, filed an action in the Delaware Superior Court against the Company and Disruptive Technology Advisers LLC. The complaint alleges tortious interference with prospective economic advantage and civil conspiracy in connection with the same potential sale of stock at issue in the KT4 Plaintiffs’ action by a group of sellers purportedly represented by the BTIG Plaintiff to a third party. The BTIG Plaintiff is seeking compensatory and punitive damages, interest, fees, and costs.

The Company believes these lawsuits are without merit and is vigorously defending itself against them. Given the uncertainty of litigation it may be reasonably possible that the Company will incur a loss with regards to these matters; however, it cannot currently estimate a range of possible losses. Accordingly, the Company is unable at this time to estimate the overall effects that may result from these cases on its financial condition, results of operations, or cash flows.

As of September 30, 2020 and December 31, 2019, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its operations and maintenance (“O&M”) services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer; and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of September 30, 2020 and December 31, 2019.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of September 30, 2020 and December 31, 2019.

The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation.

Contingent Compensation

During 2008, the Company formed a retention plan for certain employees and other service providers that were previously focused on the development of certain products of the Company relating to the financial industry (“Retention Plan”). The Company had not accrued any amounts under the Retention Plan, as of December 31, 2019 as payments were contingent on future events that were not considered probable. During August 2020, the Company’s Board of Directors determined no amounts were payable under the Retention Plan and the Retention Plan was terminated.

9. Stockholders’ Equity (Deficit)

During September 2020, the Company filed an amended and restated certificate of incorporation, which became effective on the date of its filing. The amended and restated certificate of incorporation authorized the issuance of a total of 20,000,000,000 shares of Class A common stock, 2,700,000,000 shares of Class B common stock, 1,005,000 shares of Class F common stock, and 2,000,000,000 shares of undesignated preferred stock. Substantially concurrently with the filing and acceptance of the amended and restated certificate of incorporation in connection with the Direct Listing, each of the Founders exchanged 335,000 shares of their Class B common stock for an equivalent number of shares of Class F common stock.

The Company’s Class A, Class B, and Class F common stock all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has a variable number of votes and is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held by a voting trust established by the Founders. The Class F common stock generally give the Founders the

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company’s equity securities as of September 30, 2020.

Holders of Class A, Class B, and Class F common stock are entitled to dividends when, as and, if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of September 30, 2020.

During the nine months ended September 30, 2020 the Company sold a total of 206,500,523 shares of its Class A common stock at a price of $4.65 per share, for aggregate proceeds of $942.5 million, net of issuance costs of $17.7 million. Included in these sales were 107,526,881 shares of Class A common stock sold to SOMPO, a partner investor in the Company’s equity method investee, Palantir Japan.

In connection with the Direct Listing in September 2020, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 4,017,378 and 793,725,807 shares of Class B common stock, respectively, and 1,005,000 shares of Class B common stock held by the Founders were exchanged for an equal number of shares of Class F common stock.

The following represented the total authorized, issued, and outstanding shares for each class of common stock:

	As of September 30, 2020			As of December 31, 2019
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock:
Class A	20,000,000,000	1,320,584,721	1,320,584,721	2,200,000,000	315,615,753	309,223,182
Class B	2,700,000,000	405,096,034	405,096,034	1,800,000,000	272,273,934	272,273,934
Class F	1,005,000	1,005,000	1,005,000	—	—	—

Total	22,701,005,000	1,726,685,755	1,726,685,755	4,000,000,000	587,889,687	581,497,116

Treasury Stock

On April 30, 2020, the Board of Directors approved the retirement of all shares of treasury stock. Retirement of treasury stock was recorded as a reduction of common stock and additional paid-in capital. As of September 30, 2020, the Company held no shares as treasury stock.

10. Warrants

During the three months ended September 30, 2020, a warrant for 2,586,208 shares of Series D preferred stock with a strike price of $0.7406 was cashless exercised and net settled into 2,380,034 shares of Series D convertible preferred stock. Additionally, a warrant for 7,632,154 shares of Class B common stock with a strike price of $0.001 was cashless exercised and net settled into 7,631,329 shares of Class B common stock.

Upon the effectiveness of the amended and restated certificate of incorporation filed in connection with the Direct Listing, all of the outstanding preferred stock warrants were converted into common stock warrants. As a result of the conversion, the warrants became equity-classified and the warrants liability was reclassified to additional paid-in capital.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2020, warrants outstanding include warrants to purchase 5,211,093 shares of Class B common stock with a strike price of $6.13 per share, and warrants to purchase 814,666 shares of Class B common stock with a strike price of $3.51 per share. The warrants expire in between December 2021 to January 2025.

In addition, the Company has warrants outstanding to purchase up to 13,042,415 shares of Class B common stock that will be automatically net exercised upon a Qualifying IPO, which did not include the Company’s Direct Listing, and only if the valuation of the Company immediately prior to such IPO (“IPO Valuation”) is less than $12.9 billion. These warrants expire in November 2023 and, as of September 30, 2020, were considered not probable of vesting.

11. Stock-Based Compensation

2010 Equity Incentive Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan, as amended from time to time (“Amended 2010 Equity Incentive Plan”, or “2010 Plan”). The 2010 Plan permitted the granting of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, RSUs, and growth units to eligible participants. Under the 2010 Plan, the exercise price of options granted generally was at least equal to the fair market value of the applicable class of the Company’s common stock on the date of grant. Options and other equity awards become vested and, if applicable, exercisable based on terms determined by the Board of Directors or other plan administrator on the date of grant (or per later modification), which was typically five years for new employees and varies for subsequent grants. Under the 2010 Plan, unless provided otherwise for an applicable award, the vesting and exercisability of awards accelerates by 25% on a change in control, if the award holder remains a service provider as of or immediately prior to such event.

The 2010 Plan was terminated prior to the Company’s Direct Listing, and no additional awards will be granted under the 2010 Plan. However, the 2010 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2010 Plan.

2020 Executive Equity Incentive Plan

In August 2020, the Company’s Board of Directors approved the 2020 Executive Equity Incentive Plan (the “Executive Equity Plan”). The Executive Equity Plan permitted the granting NSOs and RSUs to the Company’s employees, consultants, and directors. A total of 165,900,000 shares of the Company’s Class B common stock were reserved for issuance under the Executive Equity Plan. During August 2020, options to purchase 162,000,000 shares of Class B common stock and restricted stock units covering 3,900,000 shares of the Company’s Class B common stock were granted to certain officers and all were outstanding as of September 30, 2020.

The Executive Equity Plan was terminated prior to the Company’s Direct Listing, and no additional awards will be granted under the Executive Equity Plan. However, the Executive Equity Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the Executive Equity Plan.

2020 Equity Incentive Plan

In September 2020, prior to the Direct Listing, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, SARs, and performance awards to the Company’s employees, directors, and consultants. A total of 150,000,000 shares

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

of the Company’s Class A common stock are reserved for issuance pursuant to the 2020 Plan. In addition, the number of shares of Class A common stock reserved for issuance under the 2020 Plan includes the number of shares of Class A common stock or Class B common stock subject to awards under the Company’s Amended 2010 Equity Incentive Plan and Executive Equity Plan. Shares of Class B common stock added to the 2020 Plan from the 2010 Plan or Executive Equity Plan are reserved for issuance under the Company’s 2020 Plan as Class A common stock. The number of shares of Class A common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of:

•	250,000,000 shares of the Company’s Class A common stock;

•	Five percent (5%) of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or

•	such other amount as the administrator of the 2020 Plan determines.

Under the 2020 Plan, the exercise price of options granted is generally at least equal to the fair market value of the Company’s Class A common stock on the date of grant. The term of an ISO generally may not exceed ten years. Additionally, the exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the common stock on the date of grant, and the term of such option grant shall not exceed five years. Options and other equity awards become vested and, if applicable, exercisable based on terms determined by the Board of Directors or an other plan administrator on the date of grant, which is typically five years for new employees and varies for subsequent grants.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020 (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	497,441,159	$4.10	5.81	$975,798
Options granted(1)	397,885,337	7.43
Options exercised	(69,444,099)	1.67
Options canceled and forfeited(1)	(238,005,542)	5.95

Balance as of September 30, 2020	587,876,855	$5.89	7.99	$2,120,561

Options vested and exercisable as of September 30, 2020	344,033,233	$3.64	5.90	$2,014,537

(1)	Includes options that were canceled and re-granted as part of the option repricing modification, as further discussed below.

As of September 30, 2020, the unrecognized expense related to options outstanding was $1.2 billion, which is expected to be recognized over a weighted-average service period of 8.07 years.

Additionally, as of September 30, 2020, there were 100,000 cash-settled SARs outstanding and exercisable at an exercise price of $2.70 per share. No SARs were granted during the nine months ended September 30, 2020.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Option Modifications

During the nine months ended September 30, 2020, the Company modified 37,451,458 fully vested and outstanding options that were approaching expiration. The extension of the original options was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $9.4 million was immediately recognized related to vested options. The weighted average extended term for the modified options was approximately 0.46 years.

In June 2020, the Company repriced 235,885,337 stock options. As part of the repricing, the original options were canceled and new options were granted with an exercise price of $4.72 per share and a remaining contractual term of ten years. The new options were generally subject to the same service-based vesting schedule as the original options. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $74.0 million was immediately recognized related to vested options in June 2020 and an additional $4.5 million was recognized during the three months ended September 30, 2020. As of September 30, 2020, there was remaining incremental fair value of $27.0 million which will be recognized over the remaining requisite service period.

RSUs

The following table summarizes the RSU activity for the nine months ended September 30, 2020:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2019	179,494,619	$6.03
RSUs granted	96,707,758	7.49
RSUs vested	(68,149,214)	6.18
RSUs canceled	(8,397,930)	6.02

Unvested and outstanding at September 30, 2020	199,655,233	$6.69

The performance-based vesting condition for all RSUs was satisfied upon the Company’s Direct Listing, September 30, 2020. Upon such satisfaction, 68,149,214 RSUs, for which the service-based vesting condition was met as of such date, vested and converted into an equivalent number of shares of Class A common stock. As a result, the Company recognized $769.5 million in cumulative stock-based compensation expense using the accelerated attribution method from the grant date. As of September 30, 2020, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $1.0 billion, which the Company expects to recognize over 3.13 years.

Growth Units

In May 2019, the Company granted growth units which vest upon the satisfaction of both a performance-based vesting condition, which was satisfied upon the Company’s Direct Listing, and a service-based vesting condition. Growth units have a formula used to calculate the number of shares of the Company’s common stock that would be earned by the holder upon the satisfaction of all vesting criteria.

Upon the Direct Listing, the Company recognized $8.4 million in cumulative stock-based compensation expense using the accelerated attribution method from the service start date through the effective date of the Direct

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Listing. As of September 30, 2020, the total unrecognized stock-based compensation expense related to the 3,582,674 growth units outstanding was $2.4 million, which the Company expects to recognize over the remainder of the 180-day service period following the Direct Listing. Upon satisfaction of the 180-day service period, the outstanding growth units will fully vest and convert into 1.5 million shares of common stock.

Stock-based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$94,385	$7,183	$120,285	$16,520
Sales and marketing	263,958	15,898	322,353	56,242
Research and development	256,769	15,031	309,698	49,137
General and administrative	231,847	13,651	276,578	42,751

Total stock-based compensation expense	$846,959	$51,763	$1,028,914	$164,650

Related Party Non-Recourse Note

In November 2016, the Company entered into a non-recourse promissory note to lend an employee director $25.9 million, which was secured by 10,500,000 shares of the Company common stock held by the employee director (“pledged collateral”). Such arrangement was accounted for as a stock option issued to the employee, and the Company recorded the related stock-based compensation expense upon the issuance of the note. The promissory note accrued interest at a rate of 1.5% per annum, compounded semi-annually.

In August 2020, the Company received a payment of $26.6 million for a portion of the principal and accrued interest on the outstanding non-recourse promissory note in the form of 3,500,000 shares of common stock based on the fair market value of the common stock on the date of repayment. The Company forgave the remaining $0.8 million owed under the note, guaranteed the employee director a tax neutrality payment to cover his additional tax liability associated with the transaction, and terminated its security interest in the remaining shares of common stock that were originally pledged as collateral. The forgiveness of the remaining debt and the provision of the tax neutrality payment was accounted for as a modification to the original stock option, and the Company recorded additional stock-based compensation expense of $4.5 million during the three months ended September 30, 2020. As of September 30, 2020, the Company paid $0.8 million in tax neutrality payments and accrued a $4.0 million liability for its estimate of the remaining amount to be paid to the employee director.

12. Income Taxes

The Company recorded a benefit from income taxes of $8.5 million and a provision (benefit) for income taxes $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and a benefit from income taxes of $5.0 million and a provision (benefit) for income taxes of $8.5 million for the nine months ended September 30, 2020 and 2019, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The change in provision (benefit) for income taxes was primarily due to decreases in profits from the Company’s international operations, benefits from stock-based compensation windfalls, and the revaluation of its United Kingdom (“UK”) deferred tax assets as a result of a change in the UK corporate tax rate enacted during the current quarter.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis and it establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including its history of losses in certain jurisdictions, the Company believes that it is more likely than not that its U.S. federal and state deferred tax assets will not be fully realized. Accordingly, the Company has maintained a valuation allowance on its U.S. federal and state deferred tax assets. The Company’s effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on its U.S. federal losses, foreign income taxed at different rates, non-deductible of stock-based compensation, and withholding tax expense.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cut and Jobs Act, and estimated income tax payments that the Company is deferring to future periods. The CARES Act did not have a material impact on the Company’s financial results, including on its annual estimated effective tax rate or on its liquidity. The Company will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on its business and financial results.

13. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(853,319)	$(139,860)	$(1,018,048)	$(420,319)
Less: Change in fair value attributable to participating securities	—	—	(5,483)	—

Net loss attributable to common stockholders, for diluted net loss per share	$(853,319)	$(139,860)	$(1,023,531)	$(420,319)

Denominator
Weighted-average shares used in computing net loss per share, basic	905,462,010	580,104,846	713,879,104	574,342,061

Weighted-average shares used in computing net loss per share, diluted	905,462,010	580,104,846	716,027,459	574,342,061

Net loss per share
Net loss per share attributable to common stockholders, basic	$(0.94)	$(0.24)	$(1.43)	$(0.73)

Net loss per share attributable to common stockholders, diluted	$(0.94)	$(0.24)	$(1.43)	$(0.73)

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2020	2019
Redeemable convertible preferred stock	—	4,017,378
Convertible preferred stock	—	794,336,186
Warrants to purchase redeemable convertible and convertible preferred stock	—	21,831,545
Warrants to purchase common stock	19,068,174	993,266
Options and SARs issued and outstanding	587,976,855	470,352,024
RSUs outstanding	199,655,233	—
Growth units outstanding	3,582,674	22,377,040

Total	810,282,936	1,313,907,439

14. Segment and Geographic Information

The following reporting segment tables reflect the results of the Company’s reportable operating segments consistent with the manner in which the chief operating decision maker (“CODM”) evaluates the performance of each segment and allocates the Company’s resources. The CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Contribution is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution is segment revenue less the related costs of revenue and sales and marketing expenses. It excludes certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, research and development expenses, and general and administrative expenses.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Government	$162,561	$96,801	$420,257	$242,843
Commercial	126,805	93,740	350,325	270,354

Total revenue	$289,366	$190,541	$770,582	$513,197

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contribution:
Government	$93,962	$23,934	$226,186	$46,614
Commercial	69,496	4,949	168,908	35,619

Total segment contribution	$163,458	$28,883	$395,094	$82,233

The reconciliation of segment financial information to loss from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss from operations	$(847,777)	$(144,140)	$(1,017,107)	$(428,993)
Research and development expenses(1)	57,146	60,849	156,832	180,591
General and administrative expenses(1)	107,130	60,411	226,455	165,985
Stock-based compensation expense	846,959	51,763	1,028,914	164,650

Segment contribution	$163,458	$28,883	$395,094	$82,233

(1)	Excludes stock-based compensation expense.

Geographic Information

Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Revenue:
United States	$156,336	54%	$79,185	42%
United Kingdom	35,432	12%	29,765	16%
France	23,214	8%	16,930	9%
Rest of world(1)	74,384	26%	64,661	33%

Total revenue	$289,366	100%	$190,541	100%

(1)	No other country represents 10% or more of total revenue for the three months ended September 30, 2020 or 2019.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Nine Months Ended September 30,
	2020		2019
	Amount	%	Amount	%
Revenue:
United States	$391,106	51%	$197,351	38%
United Kingdom	94,440	12%	89,384	17%
France	78,572	10%	50,222	10%
Rest of world(1)	206,464	27%	176,240	35%

Total revenue	$770,582	100%	$513,197	100%

(1)	No other country represents 10% or more of total revenue for the nine months ended September 30, 2020 or 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the accompanying notes thereto included in our final prospectus (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on September 30, 2020. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We founded the company in 2003 to build software for use in counterterrorism operations.

In 2008, we released our first platform, Palantir Gotham (“Gotham”), for customers in the intelligence sector. Gotham enables users to identify patterns hidden deep within datasets, ranging from signals intelligence sources to reports from confidential informants.

Defense agencies in the United States then began using Gotham to investigate potential threats and to help protect soldiers from improvised explosive devices. Today, the platform is widely used by government agencies in the United States and its allies. Our software is on the front lines, sometimes literally, and that means so are we.

We later began working with leading companies across industries, including companies in the energy, transportation, financial services, and healthcare sectors. In 2016, we released our second software platform, Palantir Foundry (“Foundry”), to address a common set of challenges that we saw at large companies.

Foundry is becoming a central operating system not only for individual institutions but also for entire industries.

In 2017, for example, our partnership with Airbus expanded into a platform for the aviation industry, and today connects data from more than one hundred airlines and 9,000 aircraft around the world.

We believe that every large institution faces challenges that our platforms were designed to address. Our focus in the near term is to build partnerships with institutions that have the leadership necessary to effect structural change within their organizations — to reconstitute their operations around data. Over the long term, we believe that every large institution in the markets we serve is a potential partner.

Direct Listing

On September 30, 2020, we completed a direct listing of our Class A common stock (the “Direct Listing”), on the New York Stock Exchange (the “NYSE”). Immediately prior to the direct listing and the filing of our amended and restated certificate of incorporation, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 797,743,185 shares of our Class B common stock, and all of our outstanding preferred stock warrants were converted into common stock warrants, which resulted in the reclassification of the warrants liability to additional paid-in capital. Additionally, our restricted stock units

(“RSUs”) had a performance vesting condition that was satisfied upon the completion of the Direct Listing. Accordingly, the Direct Listing resulted in the vesting and settlement of RSUs covering 68,149,214 shares of Class A common stock and as a result we recorded cumulative stock-based compensation of $769.5 million on September 30, 2020.

In addition, we incurred fees related to financial advisory, accounting, legal and other professional services related to the Direct Listing and public company readiness initiatives and recorded $53.7 million and $56.2 million primarily in general and administrative expense for the three and nine months ended September 30, 2020, respectively.

Our Business

For the three months ended September 30, 2020, we generated $289.4 million in revenue, reflecting a 52% growth rate from the three months ended September 30, 2019, when we generated $190.5 million in revenue. In the nine months ended September 30, 2020, we generated $770.6 million in revenue, reflecting a 50% growth rate from the nine months ended September 30, 2019, when we generated $513.2 million in revenue.

As of September 30, 2020, we had 132 customers, including leading companies in various commercial sectors as well as government agencies around the world.

We define a customer as an organization from which we have recognized revenue in a reporting period. For large government agencies, where a single institution has multiple divisions, units, or subsidiary agencies, each such division, unit, or subsidiary agency that enters into a separate contract with us and is invoiced as a separate entity is treated as a separate customer. For example, while the U.S. Food and Drug Administration, Centers for Disease Control, and National Institutes of Health are subsidiary agencies of the U.S. Department of Health and Human Services, we treat each of those agencies as a separate customer given that the governing structures and procurement processes of each agency are independent.

We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies. Our average revenue per customer in the nine months ended September 30, 2020 was $5.8 million, which grew 38% from $4.2 million per customer in the nine months ended September 30, 2019. Our top twenty customers, based on our revenue in the nine months ended September 30, 2020, generated $471.1 million in revenue, or 61% of our total revenue in that period. From those top twenty customers, we generated an average revenue per customer of $23.6 million during the nine months ended September 30, 2020, which grew 36% from $17.4 million per customer in the nine months ended September 30, 2019.

Coronavirus (“COVID-19”) Impact

As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including the suspension of all non-essential business travel of employees and the temporary closure of all of our major offices. Although the majority of our workforce currently works remotely, there has been minimal disruption in our ability to ensure the effective operation of our software platforms.

The economic consequences of the COVID-19 pandemic have been challenging for certain of our customers and prospective customers. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, the COVID-19 pandemic has, to date, not had a material adverse impact on our results of operations. The economic effects of the pandemic and resulting societal changes are currently not predictable.

The pandemic has made clear to many of our customers that accommodating the extended timelines ordinarily required to realize results from implementing new software solutions is not an option during a crisis. As a result, customers are increasingly adopting our software, which can be ready in days, over internal software development efforts, which may take months or years.

We have seen a decrease in our travel and office-related expenditures, including temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing pandemic. However, improvement of our contribution metric in the first nine months of this year has also been driven by the expansion of existing customer accounts, improved sales efficiency, and the increasing deployment of centralized hosting and other software deployment infrastructure. While we expect our travel and office-related expenditures to increase moving forward, especially once we reopen our offices, we do not expect such expenditures to return to their pre-pandemic levels, given that we have made significant investments in enabling employees to work with customers remotely.

See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our final Prospectus for further discussion of the possible impact of the COVID-19 pandemic on our business.

Expansion & Growth

We expanded into the commercial sector in recent years. In the three months ended September 30, 2020, 44% of our revenue came from commercial customers and 56% came from government agencies. In the nine months ended September 30, 2020, 45% of our revenue came from commercial customers and 55% came from government agencies.

Large organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward.

We have also expanded significantly outside the United States. In the three months ended September 30, 2020, we generated 54% of our revenue from customers in the United States and the remaining 46% from customers abroad. In the nine months ended September 30, 2020, we generated 51% of our revenue from customers in the United States and the remaining 49% from customers abroad.

Our operating results have improved significantly in recent years when excluding stock-based compensation. In the three and nine months ended September 30, 2020, we incurred losses from operations of $847.8 million and $1.0 billion, respectively, or losses from operations of $0.8 million and income from operations of $11.8 million, respectively, when excluding stock-based compensation. In the three and nine months ended September 30, 2019, our losses from operations were $144.1 million and $429.0 million, respectively, or $92.4 million and $264.3 million, respectively, when excluding stock-based compensation.

In the nine months ended September 30, 2020, our gross profit was $488.5 million, reflecting a gross margin of 63%, or 79% when excluding stock-based compensation. In the nine months ended September 30, 2019, our gross profit was $346.7 million, reflecting a gross margin of 68%, or 71% when excluding stock-based compensation. In the three months ended September 30, 2020, our gross profit was $140.0 million, reflecting a gross margin of 48%, or 81% when excluding stock-based compensation. In the three months ended September 30, 2019, our gross profit was $125.5 million, reflecting a gross margin of 66%, or 70% when excluding stock-based compensation.

Our Business Model

Our customers pay us to use the software platforms we have built.

As of September 30, 2020, we expect to generate revenue under our existing customer contracts for an additional 3.6 years on average, including existing contractual obligations and assuming that our customers exercise all of the contractual options available to them, although this may change as we enter into new contracts or if customers terminate for convenience. We calculate this duration on a dollar-weighted basis to adjust for small deals. The timing of our customer billings and receipt of payments varies from contract to contract. Revenue is generally recognized over the contract term. Our contracts generally include terms that allow the customer to terminate the contract for convenience.

Our business model with respect to acquiring and growing our accounts has three phases: (1) Acquire, (2) Expand, and (3) Scale. We categorize all customers into cohorts on December 31st each year.

Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them.

As a result, customers may move back and forth through phases, as relationship needs and our assessment of the merits of further investment change. We enter into initial pilots with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons.

Some customers may have a rapid Acquire phase followed by a long Expand phase. Others may skip the Expand phase altogether and move immediately into the Scale phase. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each.

In 2019, we generated a total of $742.6 million in revenue, of which $0.6 million came from customers in the Acquire phase, $176.3 million came from customers in the Expand phase, and $565.7 million came from customers in the Scale phase.

In the nine months ended September 30, 2020, those same customers from 2019 generated a total of $747.7 million in revenue. New customers acquired during the nine months ended September 30, 2020 generated an additional $22.8 million in revenue and will be assigned a cohort as of December 31, 2020. A more detailed discussion of the three phases, for purposes of illustration of how we manage accounts across the business, follows below.

Acquire

We actively pursue discussions with existing and prospective customers in order to identify ways in which our software platforms can provide long-term value.

In the first phase, we typically acquire new opportunities with minimal risk to our customers through short-term pilot deployments of our software platforms at no or low cost to them. We believe in proving the value of our platforms to our customers. During these short-term pilots, we operate the accounts at a loss. We believe that our investments during this phase will drive future revenue growth.

We define a customer or potential customer as being in the Acquire phase if, as of the end of a calendar year, we have recognized less than $100,000 in revenue from the customer that respective year. Customers may make nominal payments in connection with the evaluation of our software that we do not consider material in evaluating the performance of our accounts.

We evaluate the success of customer accounts in the Acquire phase based on the revenue such accounts generate in the following year. In 2019, we generated $0.6 million in revenue from customers in the Acquire phase, which yielded a contribution loss of $65.4 million. In the nine months ended September 30, 2020, those same customers generated $41.1 million in revenue which yielded a contribution loss of $4.2 million.

Expand

Our investment in this second phase is often significant as we seek to understand the principal challenges faced by our customers and ensure that our software delivers value and results.

We define a customer in the Expand phase as any customer from which we have recognized more than $100,000 in revenue in a calendar year and whose account had a negative contribution margin during the year at issue, as determined as of the end of the year. In this phase, we operate at a loss, as measured by contribution margin, in order to drive future revenue growth and margin expansion.

In 2019, we generated $176.3 million in revenue from customers that were in the Expand phase as of the end of that year, with a contribution margin of (43)%. In the nine months ended September 30, 2020, those same customers generated $254.4 million in revenue, with a contribution margin of 41%.

Scale

As customer accounts mature, our investment costs relative to revenue generally decrease, while the value our software provides to our customer increases, often significantly, as usage of the platform increases across the customer’s operations. In this third phase, after having installed and configured the software across an entire enterprise, customers become more self-sufficient in their use of our platforms, including developing software and applications that run on top of our platforms, while still continuing to benefit from the support of our operations and maintenance (“O&M”) services.

We define a customer in the Scale phase as any customer from which we recognized more than $100,000 in revenue in a calendar year and whose account had a positive contribution margin during the year at issue, as determined as of the end of the year.

It is in the Scale phase of our partnerships with customers that we generally see contribution margin on particular accounts improve. In 2019, we generated $565.7 million in revenue from customers in the Scale phase, with a contribution margin of 55%. In the nine months ended September 30, 2020, those same customers generated $452.2 million in revenue with a contribution margin of 69%.

We believe that our customers will move into the Scale phase over the long term. We also believe that contribution margin for Scale phase accounts will increase further as we become more efficient at deploying our software platforms across the entirety of our customers’ operations and at managing and operating our software.

Government Contracts

Our partnerships with government agencies in the United States and abroad have had and will continue to have a significant impact on our business.

As of September 30, 2020, the total remaining deal value of the contracts that we had been awarded by government agencies in the United States and allied countries around the world, including existing contractual obligations and contractual options available to those government agencies, was $1.3 billion, up 14% from December 31, 2019, when the total value of such contracts was $1.1 billion.

When calculating the total value of such contracts, we do not include government contracts totaling $2.6 billion, as of September 30, 2020, that we have been awarded where the funding of such contracts — also known as indefinite delivery, indefinite quantity (“IDIQ”) contracts — has not yet been determined. Funding of such contracts is not guaranteed. The majority of our government contracts are subject to termination for convenience provisions, and the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our contracts with government customers will not be terminated or that contract options will be exercised.

Key Business Measure

In addition to the measures presented in our condensed consolidated financial statements, we use the following key non-GAAP business measure to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions.

Contribution Margin

We believe that the revenue we generate relative to the costs we incur in order to generate such revenue is an important measure of the efficiency of our business. We define contribution margin as revenue less our cost of revenue and sales and marketing expenses, excluding stock-based compensation, divided by revenue. At the end of each year, we categorize each customer account into one of the three phases based on its revenue and contribution margin for that year.

Revenue is allocated to each customer account directly. The cost of revenue and sales and marketing costs include both the costs associated with the deployment and operation of our software as well as expenses associated with identifying new customers and expanding partnerships with existing ones. Our software engineers working with existing customers often manage the deployment and operation of our platforms as well as identify new ways that those platforms can be used. To calculate the contribution by customer, we allocate cost of revenue and sales and marketing expenses, excluding stock-based compensation, to an account pro rata based on headcount and time spent on the account during the period. To the extent certain costs or personnel are not directly assigned to a specific account, they are allocated pro rata based on total headcount staffed during such period. Direct costs, such as third-party cloud hosting services, are directly allocated to the account to which they relate.

Contribution margin, both across our business and on specific customer accounts, is intended to capture how much we have earned from customers after accounting for the costs associated with deploying and operating our software, as well as any sales and marketing expenses involved in acquiring and expanding our partnerships with those customers, including allocated overhead. We exclude stock-based compensation as it is a non-cash expense.

We believe that our contribution margin across the business and on specific customer accounts provides an important measure of the efficiency of our operations over time. We have included contribution margin because it is a key measure used by our management to evaluate our performance, and we believe that it also provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Our calculation of contribution margin may differ from similarly titled measures, if any, reported by other companies. Contribution margin should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

For more information about contribution margin, including the limitations of this measure, and a reconciliation to loss from operations, see the section titled “— Non-GAAP Reconciliations” below.

Non-GAAP Reconciliations

We use the non-GAAP measures contribution margin; gross profit and gross margin, excluding stock-based compensation; and income (loss) from operations, excluding stock-based compensation to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. We exclude stock-based compensation, which is a non-cash expense, from these non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations. Thus, our non-GAAP contribution margin; gross profit and gross margin, excluding stock-based compensation; and income (loss) from operations, excluding stock-based compensation should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing reconciliations of these non-GAAP measures to the most comparable GAAP measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measures.

Contribution Margin

The following table provides a reconciliation of contribution margin for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss from operations	$(847,777)	$(144,140)	$(1,017,107)	$(428,993)
Add:
Research and development expenses (1)	57,146	60,849	156,832	180,591
General and administrative expenses (1)	107,130	60,411	226,455	165,985
Stock-based compensation	846,959	51,763	1,028,914	164,650

Contribution	$163,458	$28,883	$395,094	$82,233

Contribution margin	56%	15%	51%	16%

(1)	Excludes stock-based compensation.

Gross Profit and Gross Margin, Excluding Stock-Based Compensation

The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit	$140,026	$125,468	$488,538	$346,726
Add: stock-based compensation	94,385	7,183	120,285	16,520

Gross profit, excluding stock-based compensation	$234,411	$132,651	$608,823	$363,246

Gross margin, excluding stock-based compensation	81%	70%	79%	71%

Income (Loss) from Operations, Excluding Stock-Based Compensation

The following table provides a reconciliation of income (loss) from operations, excluding stock-based compensation for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss from operations	$(847,777)	$(144,140)	$(1,017,107)	$(428,993)
Add: stock-based compensation	846,959	51,763	1,028,914	164,650

Income (loss) from operations, excluding stock- based compensation	$(818)	$(92,377)	$11,807	$(264,343)

Components of Results of Operations

Revenue

We generate revenue from the sale of subscriptions to access our software in our hosted environment with O&M services (“Palantir Cloud”), software subscriptions in our customers’ environments with ongoing O&M services (“On-Premises Software”), and professional services.

Palantir Cloud

Our Palantir Cloud subscriptions grant customers the right to access the software functionality in a hosted environment controlled by Palantir and are sold together with stand-ready O&M services, as further described below. We promise to provide continuous access to the hosted software throughout the contract term. Revenue associated with Palantir Cloud subscriptions is recognized over the contract term on a ratable basis, which is consistent with the transfer of control of the Palantir services to the customer.

On-Premises Software

Sales of our software subscriptions grant customers the right to use functional intellectual property, either on their internal hardware infrastructure or on their own cloud instance, over the contractual term and are also sold together with stand-ready O&M services. O&M services include critical updates and support and maintenance services required to operate the software and, as such, are necessary for the software to maintain its intended utility over the contractual term. Because of this requirement, we have concluded that the software subscriptions and O&M services, which together we refer to as our On-Premises Software, are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue is generally recognized over the contract term on a ratable basis.

Professional Services

Our professional services support the customers’ use of the software and include, as needed, on-demand user support, user-interface configuration, training, and ongoing ontology and data modeling support. Professional services contracts typically include the provision of on-demand professional services for the duration of the contractual term. These services are typically coterminous with a Palantir Cloud or On-Premises Software subscriptions. Professional services are on-demand, whereby we perform services throughout the contract period; therefore, the revenue is recognized over the contractual term.

Cost of Revenue

Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as third-party cloud hosting services, allocated overhead, and other direct costs.

We expect that cost of revenue will increase in absolute dollars as our revenue grows and will vary from period-to-period as a percentage of revenue.

Sales and Marketing

Our sales and marketing efforts span all stages of our sales cycle, including personnel engaging with or executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in executing on pilots and customer growth activities, as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, and allocated overhead. Sales and marketing costs are generally expensed as incurred.

We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business and enhancing our brand awareness.

Research and Development

Our research and development efforts are aimed at continuing to develop and refine our platforms, including adding new features and modules, increasing their functionality, and enhancing the usability of our platforms. Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine our platforms, internal use third-party cloud hosting services and other IT-related costs, and allocated overhead. Research and development costs are expensed as incurred.

We plan to continue to invest in personnel to support our research and development efforts. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.

General and Administrative

General and administrative costs include salaries, stock-based compensation expense, and benefits for personnel involved in our executive, finance, legal, human resources, and administrative functions, as well as third-party professional services and fees, and allocated overhead.

We expect that general and administrative expenses will increase in absolute dollars as we hire additional personnel and enhance our systems, processes, and controls to support the growth in our business as well as our increased compliance and reporting requirements as a public company.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents, and restricted cash balances.

Interest Expense

Interest expense consists primarily of interest expense and commitment fees incurred under our credit facilities.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses and our share of income and losses from our equity method investments.

Change in Fair Value of Warrants

The change in the fair value of warrants consists of the net changes in the fair value of our liability classified warrants to purchase redeemable convertible and convertible preferred stock that were remeasured at the end of each reporting period. In connection with the Direct Listing, all of the Company’s outstanding preferred stock warrants were converted into common stock warrants, which resulted in the reclassification of the warrants liability to additional paid-in capital. As such, we do not expect additional charges related to the fair value of these warrants.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists of income taxes related to foreign and state jurisdictions in which we conduct business.

Segments

We have two operating segments, commercial and government, which were determined based on the manner in which the chief operating decision maker (“CODM”), who is our chief executive officer, manages our operations for purposes of allocating resources and evaluating performance. Various factors, including our organizational and management reporting structure and customer type, were considered in determining these operating segments.

Our operating segments are described below:

•	Commercial: This segment primarily serves customers working in non-government industries.

•	Government: This segment primarily serves customers that are agencies in the U.S. federal government and non-U.S. governments.

Segment profitability is evaluated based on contribution and contribution margin, which is segment revenue less the related costs of revenue and sales and marketing expenses, excluding stock-based compensation expense. To the extent costs of revenue or sales and marketing expenses are not directly attributable to a particular segment, they are allocated based upon headcount at each segment during the period. We use it, in part, to evaluate the performance of, and allocate resources to, each of our segments. It excludes certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, research and development costs, and general and administrative costs, such as legal and accounting. Contribution margin is segment contribution divided by revenue.

Results of Operations

The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$289,366	$190,541	$770,582	$513,197
Cost of revenue(1)	149,340	65,073	282,044	166,471

Gross profit	140,026	125,468	488,538	346,726
Operating expenses:
Sales and marketing(1)	334,911	119,666	536,082	337,255
Research and development(1)	313,915	75,880	466,530	229,728
General and administrative(1)	338,977	74,062	503,033	208,736

Total operating expenses	987,803	269,608	1,505,645	775,719

Loss from operations	(847,777)	(144,140)	(1,017,107)	(428,993)
Interest income	494	3,390	4,312	12,953
Interest expense	(2,085)	(173)	(12,325)	(395)
Change in fair value of warrants	(9,201)	784	811	2,743
Other income (expense), net	(3,293)	2,305	1,218	1,858

Loss before provision (benefit) for income taxes	(861,862)	(137,834)	(1,023,091)	(411,834)
Provision (benefit) for income taxes	(8,543)	2,026	(5,043)	8,485

Net loss	$(853,319)	$(139,860)	$(1,018,048)	$(420,319)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$94,385	$7,183	$120,285	$16,520
Sales and marketing	263,958	15,898	322,353	56,242
Research and development	256,769	15,031	309,698	49,137
General and administrative	231,847	13,651	276,578	42,751

Total stock-based compensation expense (i) (ii)	$846,959	$51,763	$1,028,914	$164,650

(i)

On September 30, 2020, in connection with the Direct Listing, we incurred $769.5 million and $8.4 million of stock-based compensation using the accelerated attribution method related to the satisfaction of the performance-based vesting condition for RSUs and growth units, respectively, that had satisfied the service-based vesting condition as of such date.

(ii)

During the three months ended September 30, 2020 and 2019, we incurred modification charges of $7.8 million, and $4.6 million, respectively, related to the repricing of certain options held by our employees. During the nine months ended September 30, 2020 and 2019, we incurred modification charges of $89.5 million, and $14.2 million, respectively, related to the repricing of certain options held by our employees.

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	52	34	37	32

Gross profit	48	66	63	68
Operating expenses:
Sales and marketing	116	63	70	66
Research and development	108	40	61	45
General and administrative	117	39	64	41

Total operating expenses	341	142	195	152

Loss from operations	(293)	(76)	(132)	(84)
Interest income	—	2	1	3
Interest expense	(1)	—	(2)	—
Change in fair value of warrants	(3)	1	—	1
Other income (expense), net	(1)	1	—	—

Loss before provision (benefit) for income taxes	(298)	(72)	(133)	(80)
Provision (benefit) for income taxes	(3)	1	(1)	2

Net loss	(295)%	(73)%	(132)%	(82)%

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
Revenue:
Government	$162,561	$96,801	$65,760	68%
Commercial	126,805	93,740	33,065	35%

Total revenue	$289,366	$190,541	$98,825	52%

Revenue increased by $98.8 million, or 52%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Revenue from government customers increased by $65.8 million, or 68%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily in the United States. Of the increase, $46.7 million was from customers existing as of December 31, 2019. Revenue from commercial customers increased by $33.1 million, or 35%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase is primarily due to an increase of $24.3 million from customers existing as of December 31, 2019.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
Cost of revenue	$149,340	$65,073	$84,267	129%
Gross profit	140,026	125,468	14,558	12%
Gross margin	48%	66%	(18)%

Cost of revenue for the three months ended September 30, 2020 increased by $84.3 million, or 129%, compared to the three months ended September 30, 2019. The increase was primarily due to increases in personnel costs of $89.0 million, which included an increase of $87.2 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing related to the Company’s RSUs as well as vesting of stock options, and an increase of $4.3 million primarily driven by an increase in headcount attributable to cost of revenue functions to support new and existing customers. These costs were partially offset by a decrease in travel-related expenses and other personnel costs of $2.5 million as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel. Additionally, there was an increase of $2.1 million related to other direct deployment costs, offset by decreases of $3.4 million related to third-party cloud hosting services and $3.4 million related to allocated overhead, including office related expenses.

Our gross margin for the three months ended September 30, 2020 decreased by 18% compared to the three months ended September 30, 2019. Gross margin decreased primarily as a result of cumulative stock-based compensation expense related to the Company’s RSUs recognized upon the Direct Listing. For the three months ended September 30, 2020 and 2019, gross margin, excluding stock-based compensation would have increased by 11% to 81%.

Operating Expenses

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
Sales and marketing	$334,911	$119,666	$215,245	180%
Research and development	313,915	75,880	238,035	314%
General and administrative	338,977	74,062	264,915	358%

Total operating expenses	$987,803	$269,608	$718,195	266%

Sales and Marketing

Sales and marketing expenses increased by $215.2 million, or 180%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily driven by increases in personnel costs of $230.2 million, which included an increase of $248.1 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing related to the Company’s RSUs and growth units, as well as vesting of stock options; and an increase of $8.0 million related to an increase in headcount attributable to our sales and marketing functions. These costs were partially offset by a decrease of $25.9 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel. Additionally, there was a decrease of $15.0 million related to allocated overhead, including office related expenses.

Research and Development

Research and development expenses increased by $238.0 million, or 314%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily driven by increases in personnel costs of $244.0 million, which included an increase of $241.7 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing related to the Company’s RSUs as well as vesting of stock options, and an increase of $5.1 million related to an increase in headcount attributable to our research and development functions. These costs were partially offset by a decrease of $2.8 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel. Additionally, there was a decrease of $6.0 million in third-party cloud hosting services generally as a result of volume-based discounts.

General and Administrative

General and administrative expenses increased by $264.9 million, or 358%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in expenses was primarily driven by increases in personnel costs of $220.7 million, which included an increase of $218.2 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing related to the Company’s RSUs and growth units, as well as vesting of stock options; and an increase of $3.2 million related to an increase in headcount attributable to our general and administrative functions; These costs partially offset by a decrease of $0.7 million in travel-related expenses and other personnel costs primarily as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel. Additionally, there were increases of $42.7 million in legal professional services primarily related to the Direct Listing and $8.0 million for other professional services related to the Direct Listing and corporate IT and consulting functions to support initiatives for becoming a public company and the overall growth of our operations, which were offset by a decrease of $6.5 million related to allocated overhead, including office related expenses.

Interest Income

	Three Months Ended September 30,		Change
	2020	2019	Amount
Interest income	$494	$3,390	$(2,896)

Interest income decreased by $2.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.

Interest Expense

	Three Months Ended September 30,		Change
	2020	2019	Amount
Interest expense	$(2,085)	$(173)	$(1,912)

Interest expense increased by $1.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to the absence of outstanding debt during the three months ended September 30, 2019.

Change in Fair Value of Warrants

	Three Months Ended September 30,		Change
	2020	2019	Amount
Change in fair value of warrants	$(9,201)	$784	$(9,985)

The gain on the change in fair value of warrants decreased by $10.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The change was primarily due to adjustments to the fair value of the warrants immediately before reclassifying them from a liability to equity, partially offset by an increase in the fair value of the securities underlying certain warrants during the three months ended September 30, 2020 as compared to the changes in the fair value of the underlying securities during the three months ended September 30, 2019.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2020	2019	Amount
Other income (expense), net	$(3,293)	$2,305	$(5,598)

Other income (expense), net decreased by $5.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to changes in net realized and unrealized gains from foreign exchange transactions.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Change
	2020	2019	Amount
Provision (benefit) for income taxes	$(8,543)	$2,026	$(10,569)

Provision (benefit) for income taxes decreased by $10.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The change in provision (benefit) for income taxes was primarily due to decreases in profits from our international operations, benefits from stock-based compensation windfalls, and the revaluation of our UK deferred tax assets as a result of a change in the UK corporate tax rate enacted during the current quarter.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
Revenue:
Government	$420,257	$242,843	$177,414	73%
Commercial	350,325	270,354	79,971	30%

Total revenue	$770,582	$513,197	$257,385	50%

Revenue increased by $257.4 million, or 50%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Revenue from government customers increased by $177.4 million, or 73%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily in the United States. Of the increase, $148.5 million was from customers existing as of December 31, 2019. Revenue from commercial customers increased by $80.0 million, or 30%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase of $67.1 million from customers existing as of December 31, 2019.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
Cost of revenue	$282,044	$166,471	$115,573	69%
Gross profit	488,538	346,726	141,812	41%
Gross margin	63%	68%	(5)%

Cost of revenue increased by $115.6 million, or 69%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to increases in personnel costs of $123.3 million, which included an increase of $103.8 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing related to the Company’s RSUs and vesting of stock options, as well as the incremental charge from the repricing of certain options; and an increase of $23.2 million primarily driven by an increase in headcount attributable to cost of revenue functions to support new and existing customers. These costs were partially offset by a decrease in travel-related expenses and other personnel costs of $3.7 million as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel. Such increases to cost of revenue were also offset by decreases of $6.1 million related to third-party cloud hosting services generally as a result of volume-based discounts and $2.6 million related to other direct deployment costs.

Our gross margin for the nine months ended September 30, 2020 decreased by 5% compared to the nine months ended September 30, 2019. Gross margin decreased primarily as a result of cumulative stock-based compensation expense related to the Company’s RSUs recognized upon the Direct Listing. For the nine months ended September 30, 2020, gross margin, excluding stock-based compensation would have increased by 8% to 79% compared to the nine months ended September 30, 2019.

Operating Expenses

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
Sales and marketing	$536,082	$337,255	$198,827	59%
Research and development	466,530	229,728	236,802	103%
General and administrative	503,033	208,736	294,297	141%

Total operating expenses	$1,505,645	$775,719	$729,926	94%

Sales and Marketing

Sales and marketing expenses increased by $198.8 million, or 59%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to increases in personnel costs of $215.9 million, which included an increase of $266.1 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct

Listing related to the Company’s RSUs and growth units, and vesting of stock options, as well as the incremental charge from the repricing of certain options. Such increase was partially offset by decreases of $49.8 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel and $17.1 million related to allocated overhead, including office related expenses.

Research and Development

Research and development expenses increased by $236.8 million, or 103%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to increases in personnel costs of $250.0 million, which included an increase of $260.6 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing related to the Company’s RSUs and vesting of stock options, as well as the incremental charge from the repricing of certain options. Such increase was partially offset by a decrease of $10.5 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, as well as a decrease of $11.8 million in third-party cloud hosting services generally as a result of volume-based discounts.

General and Administrative

General and administrative expenses increased by $294.3 million, or 141%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in expenses was primarily driven by increases in personnel costs of $231.9 million which included an increase of $233.8 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing related to the Company’s RSUs and growth units, and vesting of stock options, as well as the incremental charge from the repricing of certain options; an increase of $4.1 million primarily driven by an increase in headcount attributable to general and administrative functions, $51.3 million in legal professional services primarily related to the Direct Listing and $17.9 million for other professional services related to the Direct Listing and corporate IT and consulting functions to support initiatives for becoming a public company and the overall growth of our operations. These costs were partially offset by decreases of $6.0 million in travel-related expenses and other personnel costs primarily as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, and $6.8 million in allocated overhead, including office related expenses.

Interest Income

	Nine Months Ended September 30,		Change
	2020	2019	Amount
Interest income	$4,312	$12,953	$(8,641)

Interest income decreased by $8.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Interest Expense

	Nine Months Ended September 30,		Change
	2020	2019	Amount
Interest expense	$(12,325)	$(395)	$(11,930)

Interest expense increased by $11.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to the absence of outstanding debt during the nine months ended September 30, 2019.

Change in Fair Value of Warrants

	Nine Months Ended September 30,		Change
	2020	2019	Amount
Change in fair value of warrants	$811	$2,743	$(1,932)

The gain on the change in fair value of warrants decreased by $1.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The change was primarily due to adjustments to the fair value of the warrants immediately before reclassifying them from a liability to equity, partially offset by an increase in the fair value of the securities underlying certain warrants during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2020	2019	Amount
Other income (expense), net	$1,218	$1,858	$(640)

Other income (expense), net decreased by $0.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to changes in net realized and unrealized gains from foreign exchange transactions.

Provision (Benefit) for Income Taxes

	Nine Months Ended September 30,		Change
	2020	2019	Amount
Provision (benefit) for income taxes	$(5,043)	$8,485	$(13,528)

Provision (benefit) for income taxes decreased by $13.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The change in provision (benefit) for income taxes was primarily due to decreases in profits from our international operations, benefits from stock-based compensation windfalls, and the revaluation of our UK deferred tax assets as a result of a change in the UK corporate tax rate enacted during the current quarter.

Liquidity and Capital Resources

Since our inception, we have generated negative cash flows from operations and have financed our operations primarily through the sale of our equity securities, borrowings under our credit facilities, and payments received from our customers. For many customers, we bill and collect payment for the entire contract term in advance of our performance of the related obligations. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

As of September 30, 2020, our accumulated deficit balance was $4.8 billion, and our principal sources of liquidity were $1.8 billion of cash and cash equivalents, exclusive of additional restricted cash of $130.1 million.

Cash and cash equivalents consist primarily of cash on deposit with banks as well as institutional money market funds. Restricted cash primarily consists of cash and certificates of deposit that are held as collateral against letters of credit and guarantees we are required to maintain for various purposes.

As of September 30, 2020, we had fully drawn down the $200.0 million available term commitment under the 2014 Credit Facility and had $200.0 million revolving credit facility available and undrawn. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities.”

Additionally, during the nine months ended September 30, 2020, we sold 206,500,523 shares of our Class A common stock at $4.65 per share for net proceeds of approximately $942.5 million, which is net of issuance costs of $17.7 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(278,320)	$(500,048)
Investing activities	(9,975)	(10,947)
Financing activities	817,344	(59,434)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(678)	(2,992)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$528,371	$(573,421)

Operating Activities

Net cash used in operating activities was $278.3 million for the nine months ended September 30, 2020. The factors affecting our operating cash flows during this period were our net loss of $1.0 billion, offset by non-cash charges of $1.0 billion, and changes in net operating assets and liabilities of $303.1 million. The net change in operating assets and liabilities were primarily due to net decrease of $171.1 million in deferred revenue and customer deposits due to increases in revenue recognized from amounts billed and collected in prior periods, and an increase in assets of $143.3 million primarily due to an increase in accounts receivable driven by the timing of billings to and collections from our customers. The non-cash charges primarily consisted of $1.0 billion in stock-based compensation expense, and $10.3 million of depreciation and amortization.

Net cash used in operating activities was $500.0 million for the nine months ended September 30, 2019. The factors affecting our operating cash flows during this period were our net loss of $420.3 million, offset by non-cash charges of $171.4 million, and changes in net operating assets and liabilities of $251.2 million. The net change in operating assets and liabilities were primarily due to net decrease of $124.7 million in deferred revenue and customer deposits due to increases in revenue recognized from amounts billed and collected in prior periods, an increase in assets of $110.6 million primarily due to an increase in accounts receivable. The non-cash charges primarily consisted of $164.7 million in stock-based compensation expense and $9.5 million of depreciation and amortization.

Investing Activities

Net cash used in investing activities was $10.0 million for the nine months ended September 30, 2020, which consisted of purchases of property and equipment of $7.5 million and purchase of an equity method investment of $2.5 million.

Net cash used in investing activities was $10.9 million for the nine months ended September 30, 2019, which consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $817.3 million for the nine months ended September 30, 2020, which primarily consisted of $942.5 million of net proceeds from the issuance of common stock, $199.4 million of net proceeds from borrowings under our credit facilities, and $79.5 million of proceeds from the exercise of common stock options, partially offset by repayments of $400.0 million of debt.

Net cash used in financing activities was $59.4 million for the nine months ended September 30, 2019, which primarily consisted of $168.0 million for the redemption of redeemable convertible preferred stock, and $7.1 million net cash used for repurchases of common stock, partially offset by $100.0 million of net proceeds from the issuance of common stock, $9.3 million of proceeds from exercise of common stock options, and $7.5 million of proceeds from the sale of redeemable convertible preferred stock.

Credit Facilities

2014 Credit Facility

In October 2014, we entered into an unsecured revolving credit facility (the “2014 Credit Facility”). The 2014 Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75% per annum, subject to certain adjustments, and incurs a commitment fee of 0.375% assessed on the daily average undrawn portion of revolving commitments. Interest and commitment fees are payable at the end of an interest period or at each three-month interval if the interest period is longer than three months.

In December 2019, we entered into an amendment to the 2014 Credit Facility to include an additional $150.0 million term loan and secured the credit facility with substantially all of our assets. Upon entering into this amendment, we drew down the $150.0 million term loan and $150.0 million under the existing revolving credit facility. The term loan portion of the 2014 Credit Facility was fully repaid and terminated as of December 31, 2019.

In June 2020, we amended the 2014 Credit Facility to include a $150.0 million term loan, extend the maturity date to June 4, 2023, and add an additional lender. Additionally, this amendment increased the requirement to maintain minimum liquidity to $50.0 million, and we were provided with an option to increase the total commitments by up to an additional $200.0 million, subject to the lenders’ approval. All other terms and conditions remained substantially the same upon the effectiveness of the amendment. Upon entering into this amendment, we drew down the total available term loan commitment of $150.0 million.

In July 2020, we entered into another amendment to the 2014 Credit Facility, which added an additional lender and provided for an increase of $50.0 million to the revolving credit facility and a $50.0 million term loan. The incremental commitments were provided under the same terms as the existing commitments under the 2014 Credit Facility. During July 2020, we drew down the additional available term loan of $50.0 million and repaid the $150.0 million outstanding revolving credit facility.

As of September 30, 2020, we had a $200.0 million term loan outstanding under the 2014 Credit Facility and an additional $200.0 million undrawn revolving credit facility available.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services. For additional information, refer to Note 8. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2019. See our Prospectus for additional information regarding the Company’s contractual obligations.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Prospectus except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock-based awards at grant date as discussed below.

Prior to our Direct Listing, our common stock was not publicly traded; therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following our Direct Listing, the closing sale price per share of our common stock as reported on the NYSE on the date of grant is used to determine the fair value of our common stock. Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies” in the Prospectus.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 2. Significant Accounting Policies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates, foreign exchange, and inflation.

Interest Rate Risk

Our cash, cash equivalents, and restricted cash consist of cash, certificates of deposit, time deposits, and money market funds. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We have not entered into investments for trading or speculative purposes.

Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

As of September 30, 2020, we had a $200.0 million variable rate term loan outstanding that is scheduled to mature in June 2023. An immediate 10% change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our contracts with customers are primarily denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and Europe. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and GBP. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims arising in the ordinary course of business. Based on our current knowledge, we believe that the amount or range of reasonably possible losses will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, or financial condition.

The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.	RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have incurred losses each year since our inception, we expect our operating expenses to increase, and we may not become profitable in the future.

We have incurred losses each year since our inception, including net losses of $580.0 million and $579.6 million for the years ended December 31, 2018 and 2019, respectively, and net losses of $420.3 million and $1.0 billion for the nine months ended September 30, 2019 and 2020, respectively, and we may never achieve or maintain profitability. In addition, our operating expenses have increased over time. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers via our Acquire, Expand, and Scale business model and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model often requires us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them, which may result in no or minimal future revenue. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations.

We may not be able to sustain our revenue growth rate in the future.

Although our revenue has increased in recent periods, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our platforms from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts or failure to exercise existing options by our customers, and the maturation of our business, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

Our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable.

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms in the Acquire phase of our business model, and there is no guarantee that we will be able to move customers from the Acquire phase into later phases. In addition, we currently have a limited direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.

Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about economic conditions (including as a result of the recent COVID-19 outbreak), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decisionmakers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

Historically, existing customers have expanded their relationships with us, which has resulted in a limited number of customers accounting for a substantial portion of our revenue. If existing customers do not make subsequent purchases from us or renew their contracts with us, or if our relationships with our largest customers are impaired or terminated, our revenue could decline, and our results of operations would be adversely impacted.

We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments of our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy.

Our top three customers together accounted for 33% and 28% of our revenue for the years ended December 31, 2018 and 2019, respectively, and 29% and 27% of our revenue for the nine months ended September 30, 2019 and 2020, respectively. Our top three customers by revenue, for the year ended December 31, 2019, have been with us for an average of 8 years as of December 31, 2019. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.

While we generally offer contract terms up to five years in length, our customers sometimes enter into shorter-term contracts, such as one-year subscriptions, which may not provide for automatic renewal and may require the customer to opt-in to extend the term. Our customers have no obligation to renew, upgrade, or expand their agreements with us after the terms of their existing agreements have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with notice periods of varying lengths, generally three to six months. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths; or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations could be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.

Our ability to renew or expand our customer relationships may decrease or vary as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our platforms and services, the frequency and severity of software and implementation errors, our platforms’ reliability, our pricing, the effects of general economic conditions, competitive offerings or alternatives, or reductions in our customers’ spending levels. If our customers do not renew or expand their agreements with us or if they renew their contracts for shorter lengths or on other terms less favorable to us, our revenue may grow more slowly than expected or decline, and our business could suffer. Our business, financial condition, and results of operations would also be adversely affected if we face difficulty collecting our accounts receivable from our customers or if we are required to refund customer deposits.

Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the deployment of our platforms depends on a number of factors, including general economic conditions, the functioning of our platforms, the ability of our forward-deployed engineers to assist our customers in identifying new use cases, modernizing their data architectures, and achieving success with data-driven initiatives, and our customers’ satisfaction with our services. If our efforts to expand within our existing customer base are not successful, our business may suffer.

Our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.

Our quarterly results of operations, including cash flows, have fluctuated significantly in the past and are likely to continue to do so in the future. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results, financial position, and operations are likely to fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our Class A common stock.

We typically close a large portion of our sales in the last several weeks of a quarter, which impacts our ability to plan and manage margins and cash flows. Our sales cycle is often long, and it is difficult to predict exactly when, or if, we will actually make a sale with a potential customer or when we will be able to move them to the Expand or Scale phases. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our contracts. The timing of customer billing and payment varies from contract to contract. A delay in the timing of receipt of such collections, or a default on a large contract, may negatively impact our liquidity for the period and in the future. Because a substantial portion of our expenses are relatively fixed in the short-term and require time to adjust, our results of operations and liquidity would suffer if revenue falls below our expectations in a particular period.

Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:

•	The success of our sales and marketing efforts, including the success of our pilot deployments;

•	Our ability to increase our contribution margins and move our customers into the Expand or Scale phases;

•	The timing of expenses and revenue recognition;

•	The timing and amount of payments received from our customers;

•	Termination of one or more large contracts by customers, including for convenience;

•	The time and cost-intensive nature of our sales efforts and the length and variability of sales cycles;

•	The amount and timing of operating expenses related to the maintenance and expansion of our business and operations;

•	The timing and effectiveness of new sales and marketing initiatives;

•	Changes in our pricing policies or those of our competitors;

•	The timing and success of new products, features, and functionality introduced by us or our competitors;

•	Interruptions or delays in our operations and maintenance (“O&M”) services;

•	Cyberattacks and other actual or perceived data or security breaches;

•

Our ability to hire and retain employees, in particular, those responsible for operations and maintenance of and the selling or marketing of our platforms, and develop and retain talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time and provide sales leadership in areas in which we are expanding our sales and marketing efforts;

•	The amount and timing of our stock-based compensation expenses;

•	Changes in the way we organize and compensate our sales teams;

•	Changes in the way we operate and maintain our platforms;

•	Unforeseen negative results in operations from our partnerships, including those accounted for under the equity method;

•	Changes in the competitive dynamics of our industry;

•	The cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;

•	Changes in laws and regulations that impact our business, such as the Federal Acquisition Streamlining Act of 1994 (“FASA”);

•	Indemnification payments to our customers or other third parties;

•	Ability to scale our business with increasing demands;

•	The timing of expenses related to any future acquisitions; and

•	General economic, regulatory, and market conditions, including the impact of the COVID-19 pandemic.

In addition, our contracts generally contain termination for convenience provisions, and we may be obligated to repay prepaid amounts or otherwise not realize anticipated future revenue should we fail to provide future services as anticipated. These factors make it difficult for us to accurately predict financial metrics for any particular period.

The variability and unpredictability of our quarterly results of operations, cash flows, or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly lawsuits, including securities class action suits.

Seasonality may cause fluctuations in our results of operations and position.

Historically, the first quarter of our year generally has relatively lower sales, and sales generally increase in each subsequent quarter with substantial increases during our third and fourth quarters ending September 30 and December 31, respectively. We believe that this seasonality results from a number of factors, including:

•	The fiscal year end procurement cycle of our government customers, and in particular U.S. government customers which have a fiscal year end of September 30;

•	The fiscal year budgeting process for our commercial customers, many of which have a fiscal year end of December 31;

•	Seasonal reductions in business activity during the summer months in the United States, Europe, and certain other regions; and

•	Timing of projects and our customers’ evaluation of our work progress.

This seasonality has historically impacted and may in the future continue to impact the timing of collections and recognized revenue. Because a significant portion of our customer contracts are typically finalized near the end of the year, and we typically invoice customers shortly after entering into a contract, we receive a significant portion of our customer payments near the end of the year and record an increase in contract liabilities, while the revenue from our customer contracts is generally recognized over the contract term. While we have historically billed and collected payments for multiple contract years from certain customers in advance, we have and may continue to shift to collecting payments on an annual or other basis.

While this has been the historical seasonal pattern of our quarterly sales, we believe that our customers’ required timing for certain new government or commercial programs requiring new software may outweigh the nature or magnitude of seasonal factors that might have influenced our business to date. As a result, we may experience future growth from additional government or commercial mandates that do not follow the seasonal purchasing and evaluation decisions by our customers that we have historically observed.

For example, increased government spending on technology aimed at national defense, financial or policy regulation, cybersecurity, or healthcare mandates may drive customer demand at different times throughout our year, the timing of which we may not be able to anticipate and may cause fluctuations in our results of operations. The timing of our fiscal quarters and the U.S. federal government’s September 30 fiscal year end also may impact sales to governmental agencies in the third quarter of our year, offsetting, at least in part, the otherwise seasonal downturn we have historically observed in later summer months.

Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. We expect that seasonality will continue to materially impact our business in the future and may become more pronounced over time. The seasonality of our business may cause continued or increased fluctuations in our results of operations and cash flows, which may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause a decline in the trading price of our Class A common stock.

Our platforms are complex and have a lengthy implementation process, and any failure of our platforms to satisfy our customers or perform as desired could harm our business, results of operations, and financial condition.

Our platforms and services are complex and are deployed in a wide variety of network environments. Implementing our platforms can be a complex and lengthy process since we often configure our existing platforms for a customer’s unique environment. Inability to meet the unique needs of our customers may result in customer dissatisfaction and/or damage to our reputation, which could materially harm our business. Further, the proper use of our platforms requires training of the customer and the initial or ongoing services of our technical personnel as well as O&M services over the contract term. If training and/or ongoing services require more of our expenditures than we originally estimated, our margins will be lower than projected.

In addition, if our customers do not use our platforms correctly or as intended, inadequate performance or outcomes may result. It is possible that our platforms may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our platforms. Similarly, our platforms sometimes used by customers with smaller or less sophisticated IT departments, potentially resulting in sub-optimal performance at a level lower than anticipated by the customer. Because our customers rely on our platforms and services to address important business goals and challenges, the incorrect or improper use or configuration of our platforms and O&M services, failure to properly train customers on how to efficiently and effectively use our platforms, or failure to properly provide implementation or analytical or maintenance services to our customers may result in contract terminations or non-renewals, reduced customer payments, negative publicity, or legal claims against us. For example, as we continue to expand our customer base, any failure by us to properly provide these services may result in lost opportunities for follow-on expansion sales of our platforms and services.

Furthermore, if customer personnel are not well trained in the use of our platforms, customers may defer the deployment of our platforms and services, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. If there is substantial turnover of the company or customer personnel responsible for procurement and use of our platforms, our platforms may go unused or be adopted less broadly, and our ability to make additional sales may be substantially limited, which could negatively impact our business, results of operations, and growth prospects.

If we do not successfully develop and deploy new technologies to address the needs of our customers, our business and results of operations could suffer.

Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features or capabilities will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platforms obsolete or adversely affect our business, financial condition, and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction, or implementation of new platforms, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new platforms, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, any of which could harm our business. Moreover, the design and development of new platforms or new features and capabilities to our existing platforms may require substantial investment, and we have no assurance that such investments will be successful. If customers do not widely adopt our new platforms, experiences, features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be adversely affected.

Our new and existing platforms and changes to our existing platforms could fail to attain sufficient market acceptance for many reasons, including:

•	Our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•	Product defects, errors, or failures or our inability to satisfy customer service level requirements;

•	Negative publicity or negative private statements about the security, performance, or effectiveness of our platforms or product enhancements;

•	Delays in releasing to the market our new offerings or enhancements to our existing offerings;

•	Introduction or anticipated introduction of competing platforms or functionalities by our competitors;

•	Inability of our platforms or product enhancements to scale and perform to meet customer demands;

•

Receiving qualified or adverse opinions in connection with security or penetration testing, certifications or audits, such as those related to IT controls and security standards and frameworks or compliance;

•	Poor business conditions for our customers, causing them to delay software purchases;

•	Reluctance of customers to purchase proprietary software products; and

•	Reluctance of customers to purchase products incorporating open source software.

If we are not able to continue to identify challenges faced by our customers and develop, license, or acquire new features and capabilities to our platforms in a timely and cost-effective manner, or if such enhancements do not achieve market acceptance, our business, financial condition, results of operations, and prospects may suffer and our anticipated revenue growth may not be achieved.

Because we derive, and expect to continue to derive, substantially all of our revenue from customers purchasing our two platforms Gotham and Foundry, market acceptance of these platforms, and any enhancements or changes thereto, is critical to our success.

If any of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems, are breached or if unauthorized access to customer or third-party data is otherwise obtained, public perception of our platforms and O&M services may be harmed, and we may lose business and incur losses or liabilities.

Our success depends in part on our ability to provide effective data security protection in connection with our platforms and services, and we rely on information technology networks and systems to securely store, transmit, index, and otherwise process electronic information. Because our platforms and services are used to store, transmit, index, or otherwise process and analyze large data sets that often contain proprietary, confidential, and/or sensitive information (including in some instances personal or identifying information and personal health information), we are perceived as an attractive target for attacks by computer hackers or others seeking unauthorized access, and we face threats of unintended exposure, exfiltration, alteration, deletion, or loss of data. Additionally, because many of our customers use our platforms to store, transmit, and otherwise process proprietary, confidential, or sensitive information, and complete mission critical tasks, they have a lower risk tolerance for security vulnerabilities in our platforms and services than for vulnerabilities in other, less critical, software products and services.

We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged or compromised by malicious events, such as cyberattacks (including computer viruses, malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. Although prior cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that future cyberattacks, if successful, will not have a material impact on our business or financial results. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches, unauthorized tampering or human error.

Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of data, including personal data. In addition, most of our customers, including U.S. government customers, contractually require us to notify them of data security breaches. If an actual or perceived breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may face direct or indirect liability, costs, or damages, contract termination, our reputation in the industry and with current and potential customers may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected.

Further, unauthorized access to our or our third-party vendors’ information technology systems or data or other security breaches could result in the loss of information; significant remediation costs; litigation, disputes, regulatory action, or investigations that could result in damages, material fines, and penalties; indemnity obligations; interruptions in the operation of our business, including our ability to provide new product features, new platforms, or services to our customers; damage to our operation technology networks and information technology systems; and other liabilities. Moreover, our remediation efforts may not be successful. Any or all of these issues, or the perception that any of them have occurred, could negatively affect our ability to attract new customers, cause existing customers to terminate or not renew their agreements, hinder our ability to obtain and maintain required or desirable cybersecurity certifications, and result in reputational damage, any of which could materially adversely affect our results of operations, financial condition, and future prospects. There can be no assurance that any limitations of liability provisions in our license arrangements with customers or in our agreements with vendors, partners, or others would be enforceable, applicable, or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

We maintain cybersecurity insurance and other types of insurance, subject to applicable deductibles and policy limits, but our insurance may not be sufficient to cover all costs associated with a potential data security incident. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our financial condition.

If we fail to manage future growth effectively, our business could be harmed.

Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 2,464 full-time employees as of September 30, 2020, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.

In addition, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies with global operations in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, financial condition, and results of operations would be harmed.

If we are unable to hire, retain, train, and motivate qualified personnel and senior management, including Alexander Karp, one of our founders and our Chief Executive Officer, and deploy our personnel and resources to meet customer demand around the world, our business could suffer.

Our ability to compete in the highly competitive technology industry depends upon our ability to attract, motivate, and retain qualified personnel. We are highly dependent on the continued contributions and customer relationships of our management and particularly on the services of Alexander Karp, our Chief Executive Officer. Mr. Karp was part of our founding team and has been integral to our growth since our founding. We believe that Mr. Karp’s management experience would be difficult to replace. All of our executive officers and key personnel are at-will employees and may terminate their employment relationship with us at any time. The loss of the services of our key personnel and any of our other executive officers, and our inability to find suitable replacements, could result in a decline in sales, delays in product development, and harm to our business and operations.

At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining personnel with appropriate qualifications, and we may not be able to fill positions in a timely manner or at all. Potential candidates may not perceive our compensation package, including our equity awards, as favorably as personnel hired prior to our listing. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. In addition, we may incur significant costs to attract and recruit skilled personnel, and we may lose new personnel to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those geographic areas, but it may be challenging for us to compete with traditional local employers in these regions for talent. If we fail to attract new personnel or fail to retain and motivate our current personnel who are capable of meeting our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be harmed.

In addition, certain personnel may be required to receive various security clearances and substantial training in order to work on certain customer engagements or to perform certain tasks. Necessary security clearances may be delayed or unsuccessful, which may negatively impact our ability to perform on our U.S. and non-U.S. government contracts in a timely manner or at all.

Our success depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our customers, including our ability to transition personnel to new assignments on a timely basis. If we are unable to effectively utilize our personnel on a timely basis to fulfill the needs of our customers, our business could suffer. Further, if we are not able to utilize the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our personnel on customer engagements and could increase our costs.

We face intense competition for qualified personnel, especially engineering personnel, in major U.S. markets, where a large portion of our personnel are based, as well as in other non-U.S. markets where we expect to expand our non-U.S. operations. We incur costs related to attracting, relocating, and retaining qualified personnel in these highly competitive markets, including leasing real estate in prime areas in these locations. Further, many of the companies with which we compete for qualified personnel have greater resources than we have. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is less attractive than that of our competitors, it may adversely affect our ability to recruit and retain highly skilled personnel. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit outside of the United States. We seek to retain and motivate existing personnel through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and operations could be harmed.

Volatility or lack of appreciation in the trading price of our Class A common stock may also affect our ability to attract and retain qualified personnel. Many of our senior personnel and other key personnel hold equity awards that vested or became exercisable in connection with our listing, which could adversely affect our ability to retain these personnel. Personnel may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the trading price of our Class A common stock. In addition, many of our personnel may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.

If we are unable to successfully build, expand, and deploy our marketing and sales organization in a timely manner, or at all, or to successfully hire, retain, train, and motivate our sales personnel, our growth and long-term success could be adversely impacted.

We have a limited direct sales force and our sales efforts have historically depended on the significant direct involvement of our senior management team, including Mr. Karp. The successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new U.S. and non-U.S. markets will depend, among other things, on our ability to successfully build and expand our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.

In order to successfully scale our unique sales model, we must, and we intend to, increase the size of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers. If we do not hire a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our unique sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

Our ability to sell our platforms and satisfy our customers is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on our sales and results of operations.

Once our platforms are deployed and integrated with our customers’ existing information technology investments and data, our customers depend on our O&M services to resolve any issues relating to our platforms. Increasingly, our platforms have been deployed in large-scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our platforms for use in such deployments. Further, our ability to provide effective ongoing services, or to provide such services in a timely, efficient, or scalable manner, may depend in part on our customers’ environments and their upgrading to the latest versions of our platforms and participating in our centralized platform management and services.

In addition, our ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly, and that growth has and may continue to put additional pressure on our services teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for our O&M services. We also may be unable to modify the future scope and delivery of our O&M services to compete with changes in the services provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If we are unable to provide efficient O&M services globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel, which could negatively impact our business, financial condition, and results of operations.

Our customers typically need training in the proper use of and the variety of benefits that can be derived from our platforms to maximize the potential of our platforms. If we do not effectively deploy, update, or upgrade our platforms, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing services, our ability to sell additional products and services to existing customers could be adversely affected, we may face negative publicity, and our reputation with potential customers could be damaged. Many enterprise and government customers require higher levels of services than smaller customers. If we fail to meet the requirements of the larger customers, it may be more difficult to execute on our strategy to increase our penetration with larger customers. As a result, our failure to maintain high quality services may have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

If we are not able to maintain and enhance our brand and reputation, our relationships with our customers, partners, and employees may be harmed, and our business and results of operations may be adversely affected.

We believe that maintaining and enhancing our brand identity and reputation is important to our relationships with, and to our ability to attract and retain customers, partners, investors and employees. The successful promotion of our brand depends upon our ability to continue to offer high-quality software, our relationships with our customers, the community, and others, and our ability to successfully differentiate our platforms from those of our competitors. Unfavorable media coverage may adversely affect our brand and reputation. We anticipate that as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we do not successfully maintain and enhance our brand identity and reputation, we may fail to attract and retain employees, customers, investors, or partners, grow our business, or sustain pricing power, all of which could adversely impact our business, financial condition, results of operations, and growth prospects. Additionally, despite our internal safeguards and efforts to the contrary, we cannot guarantee that our customers will not ultimately use our platforms for purposes inconsistent with our company values, and such uses may harm our brand and reputation.

Our reputation and business may be harmed by news or social media coverage of Palantir, including but not limited to coverage that presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information.

Publicly available information regarding Palantir has historically been limited, in part due to the sensitivity of our work with customers or contractual requirements limiting or preventing public disclosure of our work or relationships with customers. As our business has grown and as interest in Palantir and the technology industry overall has increased, we have attracted, and may continue to attract, significant attention from news and social media outlets, including unfavorable coverage and coverage that is not directly attributable to statements authorized by our leadership, that incorrectly reports on statements made by our leadership or employees and the nature of our work, perpetuates unfounded speculation about company involvements, or that is otherwise misleading. If such news or social media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding Palantir, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected. Due to the sensitive nature of our work and our confidentiality obligations, we may be unable to or limited in our ability to respond to such harmful coverage, which could have a negative impact on our business.

Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be harmful, has resulted in public criticism, including from political and social activists, and unfavorable coverage in the media. Activists have also engaged in public protests at our properties. Activist criticism of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists. Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:

•	cause certain customers to cease doing business with us;

•	impair our ability to attract new customers, or to expand our relationships with existing customers;

•	diminish our ability to hire or retain employees;

•	undermine our standing in professional communities to which we contribute and from which we receive expert knowledge; or

•	prompt us to cease doing business with certain customers.

Any of these factors could adversely impact our business, financial condition, and results of operations.

Because we recognize a substantial portion of our revenue from our platforms and O&M services over the contractual term, downturns or upturns in new sales and renewals may not be immediately reflected in our results of operations.

We generally recognize revenue from our platforms and O&M services over the contractual term. As a result, a portion of the revenue we recognize in each quarter is derived from customer contracts generally entered into during previous periods. Consequently, a decline in new or renewed contracts in any single quarter may have an immaterial impact on the revenue that we recognize for that quarter. However, such a decline would negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales or renewals, significant customer terminations, and potential changes in our contracting terms and pricing policies would not be fully reflected in our results of operations until future periods. The timing of our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any given period, as revenue is generally recognized over the applicable contractual term.

Our pricing structures for our platforms and services may change from time to time.

We expect that we may change our pricing model from time to time, including as a result of competition, global economic conditions, general reductions in our customers’ spending levels, pricing studies, or changes in how our platforms are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing platforms and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our platforms and services to larger organizations, these larger organizations may demand substantial price concessions. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.

If our customers are not able or willing to accept our product-based business model, instead of a labor-based business model, our business and results of operations could be negatively impacted.

Our platforms are generally offered on a productized basis to minimize our customers’ overall cost of acquisition, maintenance, and deployment time of our platforms. Many of our customers and potential customers are instead generally familiar with the practice of purchasing or licensing software through labor contracts, where custom software is written for specific applications, the intellectual property in such software is often owned by the customer, and the software typically requires additional labor contracts for modifications, updates, and services during the life of that specific software. Customers may be unable or unwilling to accept our model of commercial software procurement. Should our customers be unable or unwilling to accept this model of commercial software procurement, our growth could be materially diminished, which could adversely impact our business, financial condition, results of operations, and growth prospects.

We have entered into, and expect in the future to enter into, agreements with our customers that include exclusivity arrangements or unique contractual or pricing terms, which may result in significant risks or liabilities to us.

Our contracts with our customers are typically non-exclusive, but we have historically entered into arrangements with our customers that include exclusivity provisions, and we expect to continue to do so in the future. These exclusivity provisions limit our ability to license our platforms and provide services to specific customers, or to compete in certain geographic markets and industries, which may limit our growth and negatively impact our results. In addition, we have entered into joint ventures and strategic alliances with our customers, as described below, which also limit our ability to compete in certain geographic markets or industry verticals.

Historically, we have in limited circumstances entered into unique contractual and pricing arrangements with our customers, including some that may be outside of our typical scope of business, including arrangements relating to non-cash items.

We face intense competition in our markets, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The markets for our platforms are very competitive, and we expect such competition to continue or increase in the future. A significant number of companies are developing products that currently, or in the future may, compete with some or all aspects of our proprietary platforms. We may not be successful in convincing the management teams of our potential customers to deploy our platforms in lieu of existing software solutions or in-house software development projects often favored by internal IT departments or other competitive products and services. In addition, our competitors include large enterprise software companies, government contractors, and system integrators, and we may face competition from emerging companies as well as established companies who have not previously entered this market. Additionally, we may be required to make substantial additional investments in research, development, services, marketing, and sales in order to respond to competition, and there can be no assurance that we will be able to compete successfully in the future.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	Greater name recognition, longer operating histories, and larger customer bases;

•	Larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	Broader, deeper, or otherwise more established relationships with technology, channel and distribution partners, and customers;

•	Wider geographic presence or greater access to larger potential customer bases;

•	Greater focus in specific geographies;

•	Lower labor and research and development costs;

•	Larger and more mature intellectual property portfolios; and

•	Substantially greater financial, technical, and other resources to provide services, to make acquisitions, and to develop and introduce new products and capabilities.

In addition, some of our larger competitors have substantially broader and more diverse product and service offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our platforms, including by selling at zero or negative margins, product bundling, or offering closed technology platforms. Potential customers may also prefer to purchase from their existing provider rather than a new provider regardless of platform performance or features. As a result, even if the features of our platforms offer advantages that others do not, customers may not purchase our platforms. These larger competitors often have broader product lines and market focus or greater resources and may therefore not be as susceptible to economic downturns or other significant reductions in capital spending by customers. If we are unable to sufficiently differentiate our platforms from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance, or value, we may see a decrease in demand for those platforms, which could adversely affect our business, financial condition, and results of operations.

In addition, new, innovative start-up companies and larger companies that are making significant investments in research and development may introduce products that have greater performance or functionality, are easier to implement or use, incorporate technological advances that we have not yet developed, or implemented or may invent similar or superior platforms and technologies that compete with our platforms. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins, and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size software firms and consequently customers’ willingness to purchase from such firms.

We may not compete successfully against our current or potential competitors. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition and results of operations could be adversely affected. In addition, companies competing with us may have an entirely different pricing or distribution model. Increased competition could result in fewer customer orders, price reductions, reduced margins, and loss of market share, any of which could harm our business and results of operations.

Our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business.

We are subject to a variety of local, state, national, and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 which regulates the processing of personal information of California residents and increases the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA, commencing on July 1, 2020. While aspects of the CCPA and its interpretation remain to be determined in practice, we are committed to comply with its obligations. We cannot yet fully predict the impact of the CCPA on our business or operations, but developments regarding the CCPA and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Moreover, a new privacy law, the California Privacy Rights Act was recently approved by California voters, which significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.

The overarching complexity of privacy and data protection laws and regulations around the world pose a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the malicious or inadvertent breach of applicable privacy and data protection requirements by us, our employees, our business partners, or our customers.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. As these legal regimes relating to privacy, data protection, and information security continue to evolve, they may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our platforms. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platforms, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing obligations, make enhancements, or develop new platforms and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platforms.

These existing and proposed laws and regulations can be costly to comply with and can make our platforms and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our platforms to comply with U.S., European Union, or other foreign laws, regulations, directives, policies, industry standards, or legal obligations relating to privacy, data protection, or information security, or any security incident that results in loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

Our policies regarding customer confidential information and support for individual privacy and civil liberties could cause us to experience adverse business and reputational consequences.

We strive to protect our customers’ confidential information and individuals’ privacy consistent with applicable laws, directives, and regulations. Consequently, we do not provide information about our customers to third parties without legal process. From time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our platforms in a manner to permit access or monitoring. In light of our confidentiality and privacy commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers or portions of the public. Conversely, to the extent that we do provide such assistance, or do not challenge those requests publicly in court, we may experience adverse political, business, and reputational consequences from other customers or portions of the public arising from concerns over privacy or the government’s activities.

A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

We derive a significant portion of our revenue from contracts with federal, state, local, and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenue from sales to agencies of the U.S. federal government, either directly by us or through other government contractors. Our perceived relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments.

Sales to such government agencies are subject to a number of challenges and risks. Selling to government agencies can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts.

Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:

•	Changes in fiscal or contracting policies or decreases in available government funding;

•	Changes in government programs or applicable requirements;

•	Restrictions in the grant of personnel security clearances to our employees;

•	Ability to maintain facility clearances required to perform on classified contracts for U.S. federal government agencies;

•

Changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;

•

Changes in the government’s attitude towards the capabilities that we offer, especially in the areas of national defense, cybersecurity, and critical infrastructure, including the financial, energy, telecommunications, and healthcare sectors;

•	Changes in the government’s attitude towards us as a company or our platforms as viable or acceptable software solutions;

•

Appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;

•	The adoption of new laws or regulations or changes to existing laws or regulations;

•

Budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;

•	Influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;

•	Changes in political or social attitudes with respect to security or data privacy issues;

•

Potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the recent coronavirus outbreak; and

•	Increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors.

Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from purchasing our platforms and services in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.

Issues in the use of artificial intelligence (“AI”), (including machine learning) in our platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of our platforms and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

Our culture emphasizes rapid innovation and advancement of successful hires who may not have prior industry expertise and prioritizes customer satisfaction over short-term financial results, and if we cannot maintain or properly manage our culture as we grow, our business may be harmed.

We have a culture that encourages employees to quickly develop and launch key technologies and platforms intended to solve our customers’ most important problems and prioritizes the advancement of employees to positions of significant responsibility based on merit despite, in some cases, limited prior work or industry experience. Much of our hiring into technical roles comes through our internship program or from candidates joining us directly from undergraduate or graduate engineering programs rather than industry hires. Successful entry-level hires are often quickly advanced and rewarded with significant responsibilities, including in important customer-facing roles as project managers, development leads, and product managers. Larger competitors, such as defense contractors, system integrators, and large software and service companies that traditionally target large enterprises typically have more sizeable direct sales forces staffed by individuals with significantly more industry experience than our customer-facing personnel, which may negatively impact our ability to compete with these larger competitors. We have historically operated with a relatively flat reporting and organization structure and have few formal promotions. As our business grows and becomes more complex, our cultural emphasis on moving quickly and staffing customer-facing personnel without significant industry experience may result in unintended outcomes or in decisions that are poorly received by customers or other stakeholders. For example, in many cases we launch, at our expense, pilot deployments with customers without a long-term contract in place, and some of those deployments have not resulted in the customer’s adoption or expansion of its use of our platforms and services, or the generation of significant, or any, revenue or payments. In addition, as we continue to grow, including geographically, and as we develop a public company infrastructure, we may find it difficult to maintain our culture.

Our culture also prioritizes customer satisfaction over short-term financial results, and we frequently make service and product decisions that may reduce our short-term revenue or cash flow if we believe that the decisions are consistent with our mission and responsive to our customers’ goals and thereby have the potential to improve our financial performance over the long term. These decisions may not produce the long-term benefits and results that we expect or may be poorly received in the short term by the public markets, in which case our customer growth and our business, financial condition, and results of operations may be harmed.

We may not enter into relationships with potential customers if we consider their activities to be inconsistent with our organizational mission or values.

We generally do not enter into business with customers or governments whose positions or actions we consider inconsistent with our mission to support Western liberal democracy and its strategic allies. Our decisions to not enter into these relationships may not produce the long-term financial benefits and results that we expect, in which case our growth prospects, business, and results of operations could be harmed. Although we endeavor to do business with customers and governments that are aligned with our mission and values, we cannot predict how the activities and values of our government and private sector customers will evolve over time, and they may evolve in a manner inconsistent with our mission.

We do not work with the Chinese communist party and have chosen not to host our platforms in China, which may limit our growth prospects.

Our leadership believes that working with the Chinese communist party is inconsistent with our culture and mission. We do not consider any sales opportunities with the Chinese communist party, do not host our platforms in China, and impose limitations on access to our platforms in China in order to protect our intellectual property, to promote respect for and defend privacy and civil liberties protections, and to promote data security. Our decision to avoid this large potential market may limit our growth prospects and could adversely impact our business, results of operations, and financial condition, and we may not compete successfully against our current or potential competitors who choose to work in China.

Joint ventures, platform partnerships, and strategic alliances may have a material adverse effect on our business, results of operations and prospects.

We expect to continue to enter into joint ventures, platform partnerships, and strategic alliances as part of our long-term business strategy. Joint ventures, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, they may expose us to unexpected liabilities, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in November 2019, we created a jointly controlled entity in Japan with SOMPO. We believe this arrangement offers our business strategic operational advantages within the Japanese market, but it also limits our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in Japanese markets or industry verticals, which limits our opportunities for growth in Japan and, depending on the success of the entity, may negatively impact our results. Additionally, in 2016, we entered into a partnership with Airbus S.A.S. (“Airbus”) that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus.

Entry into certain joint ventures, platform partnerships, or strategic alliances now or in the future may be subject to government regulation, including review by U.S. or foreign government entities related to foreign direct investment. If a joint venture or similar arrangement were subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

As our joint ventures, platform partnerships, and strategic alliances come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. When we enter into joint ventures, platform partnerships, and strategic alliances, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, or software configuration that we would otherwise provide. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement. In the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement. We may have interests that are different from our joint venture partners and/or which may affect our ability to successfully collaborate with a given partner. Similarly, one or more of our partners in a joint venture, platform partnership, or strategic alliance may independently suffer a bankruptcy or other economic hardship that negatively affects its ability to continue as a going concern or successfully perform on its obligation under the arrangement. In addition, customer satisfaction with our products provided in connection with these arrangements may be less favorable than anticipated, negatively impacting anticipated revenue growth and results of operations of arrangements in question. Further, some of our strategic partners offer competing products and services or work with our competitors. As a result of these and other factors, many of the companies with which we have joint ventures, platform partnerships, or strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our platforms, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with these partners, our ability to compete in a given marketplace or to grow our revenue would be impaired, and our results of operations may suffer. Even if we are successful in establishing and maintaining these relationships with our partners, we cannot assure you that these relationships will result in increased customer usage of our platforms or increased revenue.

Further, winding down joint ventures, platform partnerships, or other strategic alliances can result in additional costs, litigation, and negative publicity. Any of these events could adversely affect our business, financial condition, results of operations, and growth prospects.

If we are not successful in executing our strategy to increase our sales to larger customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our platforms to large enterprises and government entities. Sales to large enterprises and government entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•	Increased leverage held by large customers in negotiating contractual arrangements with us;

•	Changes in key decisionmakers within these organizations that may negatively impact our ability to negotiate in the future;

•	Customer IT departments may perceive that our platforms and services pose a threat to their internal control and advocate for legacy or internally developed solutions over our platforms;

•	Resources may be spent on a potential customer that ultimately elects not to purchase our platforms and services;

•	More stringent requirements in our service contracts, including stricter service response times, and increased penalties for any failure to meet service requirements;

•

Increased competition from larger competitors, such as defense contractors, system integrators, or large software and service companies that traditionally target large enterprises and government entities and that may already have purchase commitments from those customers; and

•	Less predictability in completing some of our sales than we do with smaller customers.

Large enterprises and government entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over twelve months, requiring approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization. Due to the length, size, scope, and stringent requirements of these evaluations, we typically provide short-term pilot deployments of our platforms at no or low cost in the Acquire phase. We sometimes spend substantial time, effort, and money in our sales efforts without producing any sales. The success of the investments that we make in the Acquire phase depends on factors such as our ability to identify potential customers for which our platforms have an opportunity to add significant value to the customer’s organization, our ability to identify and agree with the potential customer on an appropriate pilot deployment to demonstrate the value of our platforms, and whether we successfully execute on such pilot deployment. Even if the pilot deployment is successful, we or the customer could choose not to enter into a larger contract for a variety of reasons. For example, product purchases by large enterprises and government entities are frequently subject to budget constraints, leadership changes, multiple approvals, and unplanned administrative, processing, and other delays, any of which could significantly delay or entirely prevent our realization of sales. Finally, large enterprises and government entities typically (i) have longer implementation cycles, (ii) require greater product functionality and scalability and a broader range of services, including design services, (iii) demand that vendors take on a larger share of risks, (iv) sometimes require acceptance provisions that can lead to a delay in revenue recognition, (v) typically have more complex IT and data environments, and (vi) expect greater payment flexibility from vendors. Customers, and sometimes we, may also engage third parties to be the users of our platforms, which may result in contractual complexities and risks, require additional investment of time and human resources to train the third parties and allow third parties (who may be building competitive projects or engaging in other competitive activities) to influence our customers’ perception of our platforms. All these factors can add further risk to business conducted with these customers. If sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

The recent global COVID-19 outbreak has significantly affected our business and operations.

The outbreak of the novel coronavirus and the COVID-19 disease that it causes has evolved into a global pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling customer, employee, or industry events, which may negatively impact our business. While the COVID-19 pandemic has provided certain new opportunities for our business to expand, it has also created many negative headwinds that present risks to our business and results of operations. For example, the COVID-19 pandemic has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, which could result in a reduction to information technology budgets, delayed purchasing decisions, longer sales cycles, extended payment terms, the timing of payments, and postponed or canceled projects, all of which would negatively impact our business and operating results, including sales and cash flows. We do not yet know the net impact of the COVID-19 pandemic on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations.

Historically, a significant portion of our field sales, operations and maintenance, and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, and the precautionary measures that we have adopted, substantially all of our field sales and professional services activities are being conducted remotely, which has resulted in a decrease in our travel expenditures. However, we expect our travel expenditures to increase in the future, which could negatively impact our financial condition and results of operations. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers.

In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations.

Furthermore, as a result of the COVID-19 pandemic, we are not requiring employees who are able to work remotely to come into the office through the end of June 2021. It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

More generally, the COVID-19 pandemic has and is expected to continue to adversely affect economies and financial markets globally, leading to a continued economic downturn, which is expected to decrease technology spending generally and could adversely affect demand for our platforms and services. It is not possible at this time to estimate the full impact that COVID-19 will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, and comply with the covenants in the agreements that govern our indebtedness.

We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our customers and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some or all of certain key platform features or functions of our business, including our cloud-based services (including Palantir Cloud), customer relationship management activities, billing and order management, and financial accounting services. Additionally, we rely on computer hardware purchased in order to deliver our platforms and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our platforms, cause our platforms to fail, our revenue and margins could decline, or our reputation and brand to be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

We have experienced, and may in the future experience, disruptions, failures, data loss, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.

Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical and similar events, or acts of misconduct. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

Furthermore, our platforms are in many cases important or essential to our customers’ operations, including in some cases, their cybersecurity or oversight and compliance programs, and subject to service level agreements (“SLAs”). Any interruption in our service, whether as a result of an internal or third-party issue, could damage our brand and reputation, cause our customers to terminate or not renew their contracts with us or decrease use of our platforms and services, require us to indemnify our customers against certain losses, result in our issuing credit or paying penalties or fines, subject us to other losses or liabilities, cause our platforms to be perceived as unreliable or unsecure, and prevent us from gaining new or additional business from current or future customers, any of which could harm our business, financial condition, and results of operations.

Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. AWS, Microsoft Azure, and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If AWS, Microsoft Azure, or other third-parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.

A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.

The competitive position of our platforms depends in part on their ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our platforms with such third-party products and services, business, financial condition, and results of operations could be adversely impacted.

The competitive position of our platforms depends in part on their ability to operate with products and services of third parties, software services, and infrastructure. As such, we must continuously modify and enhance our platforms to adapt to changes in hardware, software, networking, browser, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platforms may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third-party were to develop software or services that compete with ours, that provider may choose not to support one or more of our platforms. We intend to facilitate the compatibility of our platforms with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.

Our non-U.S. sales and operations subject us to additional risks and regulations that can adversely affect our results of operations.

Our successes to date have primarily come from customers in relatively stable and developed countries, but we are in the process of entering new and emerging markets in non-U.S. countries, including with COVID-19 response efforts and defense, law enforcement, national security, and other government agencies, as part of our growth strategy. These new and emerging markets may involve uncertain business, technology, and economic risks and may be difficult or impossible for us to penetrate, even if we were to commit significant resources to do so.

We currently have sales personnel and sales and services operations in the United States and certain countries around the world. To the extent that we experience difficulties in recruiting, training, managing, or retaining non-U.S. staff, and specifically sales management and sales personnel staff, we may experience difficulties in sales productivity in, or market penetration of, non-U.S. markets. Our ability to convince customers to expand their use of our platforms or renew their subscription, license, or maintenance and service agreements with us is correlated to, among other things, our direct engagement with the customer. To the extent we are restricted or unable to engage with non-U.S. customers effectively with our limited sales force and services capacity, we may be unable to grow sales to existing customers to the same degree we have experienced in the United States.

Our non-U.S. operations subject us to a variety of risks and challenges, including:

•

Increased management, travel, infrastructure, and legal and financial compliance costs and time associated with having multiple non-U.S. operations, including but not limited to compliance with local employment laws and other applicable laws and regulations;

•

Longer payment cycles, greater difficulty in enforcing contracts, difficulties in collecting accounts receivable, especially in emerging markets, and the likelihood that revenue from non-U.S. system integrators, government contractors, and customers may need to be recognized when cash is received, at least until satisfactory payment history has been established, or upon confirmation of certain acceptance criteria or milestones;

•	The need to adapt our platforms for non-U.S. customers whether to accommodate customer preferences or local law;

•

Differing regulatory and legal requirements and possible enactment of additional regulations or restrictions on the use, import, or re-export of our platforms or the provision of services, which could delay, restrict, or prevent the sale or use of our platforms and services in some jurisdictions;

•

Compliance with multiple and changing foreign laws and regulations, including those governing employment, privacy, data protection, information security, data transfer, and the risks and costs of non-compliance with such laws and regulations;

•	New and different sources of competition not present in the United States;

•

Heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may cause us to withdraw from particular markets, or impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	Volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of COVID-19 and the United Kingdom’s departure from the European Union;

•

Weaker protection of intellectual property rights in some countries and the risk of potential theft, copying, or other compromises of our technology, data, or intellectual property in connection with our non-U.S. operations, whether by state-sponsored malfeasance or other foreign entities or individuals;

•

Volatility and fluctuations in currency exchange rates, including that, because many of our non-U.S. contracts are denominated in U.S. dollars, an increase in the strength of the U.S. dollar may make doing business with us less appealing to a non-U.S. dollar denominated customer;

•	Management and employee communication and integration problems resulting from language differences, cultural differences, and geographic dispersion;

•	Difficulties in repatriating or transferring funds from, or converting currencies in, certain countries;

•	Potentially adverse tax consequences, including multiple and possibly overlapping tax regimes, the complexities of foreign value-added tax systems, and changes in tax rates;

•	Lack of familiarity with local laws, customs, and practices, and laws and business practices favoring local competitors or partners; and

•

Interruptions to our business operations and our customers’ business operations subject to events such as war, incidents of terrorism, natural disasters, public health concerns or epidemics (such as the recent COVID-19 outbreak), shortages or failures of power, internet, telecommunications, or hosting service providers, cyberattacks or malicious acts, or responses to these events.

In addition to the factors above, foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell our platforms in certain countries. For example, foreign governments may require a percentage of prime contracts be fulfilled by local contractors or provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours. Moreover, both the U.S. government and foreign governments may regulate the acquisition of or import of our technologies or our entry into certain foreign markets or partnership with foreign third parties through investment screening or other regulations. Such regulations may apply to certain non-U.S. joint ventures, platform partnerships and strategic alliances that may be integral to our long-term business strategy.

Compliance with laws and regulations applicable to our non-U.S. operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. In addition, although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, governmental sanctions, fines, penalties, or the prohibition of the importation or exportation of our platforms. In addition, responding to any action may result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions or failure to prevail in any possible civil or criminal litigation could harm our business, reputation, financial condition, and results of operations.

Also, we are expanding operations, including our work with existing commercial customers, into countries in Asia, Europe, the Middle East, and elsewhere, which may place restrictions on the transfer of data and potentially the import and use of foreign encryption technology. Any of these risks could harm our non-U.S. operations and reduce our non-U.S. sales, adversely affecting our business, results of operations, financial condition, and growth prospects.

Some of our business partners also have non-U.S. operations and are subject to the risks described above. Even if we are able to successfully manage the risks of our own non-U.S. operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

Failure to comply with governmental laws and regulations could harm our business, and we have been, and expect to be, the subject of legal and regulatory inquiries, which may result in monetary payments or may otherwise negatively impact our reputation, business, and results of operations.

Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anticorruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. We may be subject to government inquiries that drain our time and resources, tarnish our brand among customers and potential customers, prevent us from doing business with certain customers or markets, including government customers, affect our ability to hire, attract and maintain qualified employees, or require us to take remedial action or pay penalties. From time to time, we receive formal and informal inquiries from governmental agencies and regulators regarding our compliance with laws and regulations or otherwise relating to our business or transactions. Any negative outcome from such inquiries or investigations or failure to prevail in any possible civil or criminal litigation could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.

We have contracts with governments that involve classified programs, which may limit investor insight into portions of our business.

We derive a portion of our revenue from programs with governments and government agencies that are subject to security restrictions (e.g., contracts involving classified information, classified contracts, and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and may also require appropriate facility clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, or programs or personnel holding clearances, we may be subject to legal, financial, operational, and reputational harm. We are limited in our ability to provide specific information about these classified programs, their risks, or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business or our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.

Our business could be adversely affected if our employees cannot obtain and maintain required personnel security clearances or we cannot establish and maintain a required facility security clearance.

Certain U.S. government contracts may require our employees to maintain various levels of security clearances and may require us to maintain a facility security clearance to comply with Department of Defense and other U.S. government agency requirements. The government has strict security clearance requirements for personnel who perform work in support of classified programs. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then we may be unable to comply with Department of Defense and other U.S. government agency requirements, or our customers requiring classified work could choose to terminate or decide not to renew one or more contracts requiring employees to obtain or maintain security clearances upon expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and existing contracts requiring a facility security clearance could be terminated, either of which would have an adverse impact on our business, financial condition, and results of operations.

The majority of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance, and if terminated contracts are not replaced, our results of operations may differ materially and adversely from those anticipated. In addition, our contracts with government customers often contain provisions with additional rights and remedies favorable to such customers that are not typically found in commercial contracts.

The majority of our contracts, including our government contracts, contain termination for convenience provisions. Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. Government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

•	Terminate existing contracts for convenience with short notice;

•	Reduce orders under or otherwise modify contracts;

•

For contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;

•

For some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity (“IDIQ”) contracts;

•

Claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;

•

Prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;

•

Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;

•	Suspend or debar us from doing business with the applicable government; and

•	Control or prohibit the export of our services.

If a customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or if a government were to suspend or debar us from doing business with such government, our business, financial condition, and results of operations would be materially harmed.

We may not realize the full deal value of our government contracts, which may result in lower than expected revenue.

As of September 30, 2020, the total remaining deal value of the contracts that we had been awarded by government agencies in the United States and allied countries around the world, including existing contractual obligations and contractual options available to those government agencies, was $1.3 billion. The majority of these contracts are subject to termination for convenience provisions, and the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our contracts with government customers will not be terminated or that contract options will be exercised.

We historically have not realized all of the revenue from the full deal value of our government contracts, and we may not do so in the future. This is because the actual timing and amount of revenue under contracts included are subject to various contingencies, including exercise of contractual options, customers not terminating their contracts, and renegotiations of contracts. In addition, delays in the completion of the U.S. government’s budgeting process, the use of continuing resolutions, and a potential lapse in appropriations could adversely affect our ability to timely recognize revenue under certain government contracts.

Failure to comply with laws, regulations, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.

As a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our platforms and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could adversely impact, and could have a material adverse effect on, our business, results of operations, financial condition, public perception, and growth prospects.

Evolving government procurement policies and increased emphasis on cost over performance could adversely affect our business.

Federal, state, local, and foreign governments and government agencies could implement procurement policies that negatively impact our profitability. Changes in procurement policy favoring more non-commercial purchases, different pricing, or evaluation criteria or government contract negotiation offers based upon the customer’s view of what our pricing should be may affect the predictability of our margins on such contracts or make it more difficult to compete on certain types of programs.

Governments and government agencies are continually evaluating their contract pricing and financing practices, and we have no assurance regarding the full scope and recurrence of any study and what changes will be proposed, if any, and their impact on our financial position, cash flows, or results of operations.

Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance and customer relationships.

A substantial portion of our business is awarded through competitive bidding. Even if we are successful in obtaining an award, we may encounter bid protests from unsuccessful bidders on any specific award. Bid protests could result, among other things, in significant expenses to us, contract modifications, or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until contract activity can begin and, as a result, delay the recognition of revenue. We also may not be successful in our efforts to protest or challenge any bids for contracts that were not awarded to us, and we would be required to incur significant time and expense in such efforts.

In addition, governments and agencies increasingly have relied on competitive contract award types, including IDIQ and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals. Multi-award contracts require us to make sustained efforts to obtain orders under the contract. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors.

We are experiencing increased competition while, at the same time, many of our customers are facing budget pressures, cutting costs, identifying more affordable solutions, performing certain work internally rather than hiring contractors, and reducing product development cycles. To remain competitive, we must maintain consistently strong customer relationships, seek to understand customer priorities, and provide superior performance, advanced technology solutions, and service at an affordable cost with the agility that our customers require to satisfy their objectives in an increasingly price competitive environment. Failure to do so could have an adverse impact on our business, financial condition, and results of operations.

The U.S. government may procure non-commercial developmental services rather than commercial products, which could materially impact our future U.S. government business and revenue.

U.S. government agencies, including our customers, often award large developmental item and service contracts to build custom software rather than firm fixed-price contracts for commercial products. We sell commercial items and services and do not contract for non-commercial developmental services. The U.S. government is required to procure commercial items and services to the maximum extent practicable in accordance with FASA, 10 U.S.C. § 2377; 41 U.S.C. § 3307, and the U.S. government may instead decide to procure non-commercial developmental items and services if commercial items and services are not practicable. In order to challenge a government decision to procure developmental items and services instead of commercial items and services, we would be required to file a bid protest at the agency level and/or with the Government Accountability Office. This can result in contentious communications with government agency legal and contracting offices, and may escalate to litigation in federal court. The results of any future challenges or potential litigation cannot be predicted with certainty, however, and any dispute or litigation with the U.S. government may not be resolved in our favor; moreover, whether or not it is resolved in our favor, such disputes or litigation could result in significant expense and divert the efforts of our technical and management personnel. These proceedings could adversely affect our reputation and relationship with government customers and could also result in negative publicity, which could harm customer and public perception of our business. The enforcement of FASA has resulted in a significant increase in our business with the U.S. federal government. Any change in or repeal of FASA, or a contrary interpretation of FASA by a court of competent jurisdiction, would adversely affect our competitive position for U.S. federal government contracts.

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue and limit our growth prospects.

Because we generate a substantial portion of our revenue from contracts with governments and government agencies, and in particular from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2021. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.

When the United States Congress does not complete a budget before the end of the fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate consistent with funding levels from the prior year’s appropriated amounts, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels, which could adversely impact our business, financial condition, and results of operations. There is a possibility that post-election political decisions, the 2020 presidential and congressional campaigns, or an impasse on policy issues could threaten continuous government funding past September 30, 2020. While the federal government is currently funded in full through the end of government fiscal year 2020, there is a strong possibility that government fiscal year 2021 will begin under a continuing resolution, which has occurred regularly in recent election year appropriations cycles. If appropriations or continuing resolutions for the U.S. government departments and agencies with which we work or have prospective business are not made by September 30, 2020, the lapse in appropriations may also have negative impacts on our ability to continue work and to recognize revenue from those customers, for so long as the lapse continues. In addition, our business may be impacted due to shifts in the political environment and changes in the government and agency leadership positions in connection with the 2020 presidential election as well as future election cycles.

The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenue. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of particular defense-related programs, or significant budget-related delays in contract or task order awards for large programs could adversely affect our future revenue and limit our growth prospects.

Adverse economic conditions or reduced technology spending may adversely impact our business.

Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. A further downturn in economic conditions, global political and economic uncertainty, a lack of availability of credit, a reduction in business confidence and activity, the curtailment of government or corporate spending, public health concerns or emergencies, financial market volatility, and other factors have in the past and may in the future affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our platforms and services, material default rates among our customers, reduced sales of our platforms or services, and lower or no growth.

We cannot predict the timing, strength, or duration of any crises, economic slowdown or any subsequent recovery generally, or for any industry in particular. Although certain aspects of the effects of a crisis or an economic slowdown may provide potential new opportunities for our business, we cannot guarantee that the net impact of any such events will not be materially negative. Accordingly, if the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

If the market for our platforms and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.

The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security incidents, loss of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the COVID-19 pandemic), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.

We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, automotive, airlines and aerospace, consumer packaged goods, insurance, retail, transportation, shipping and logistics, and energy industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily-regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

Failure to adequately obtain, maintain, protect and enforce our intellectual property and other proprietary rights could adversely affect our business.

Our success and ability to compete depends in part on our ability to protect proprietary methods and technologies that we develop under a combination of patent and other intellectual property and proprietary rights in the United States and other jurisdictions outside the United States so that we can prevent others from using our inventions and proprietary information and technology. Despite our efforts, third parties may attempt to disclose, obtain, copy, or use our intellectual property or other proprietary information or technology without our authorization, and our efforts to protect our intellectual property and other proprietary rights may not prevent such unauthorized disclosure or use, misappropriation, infringement, reverse engineering or other violation of our intellectual property or other proprietary rights. Effective protection of our rights may not be available to us in every country in which our platforms or services are available. The laws of some countries may not be as protective of intellectual property and other proprietary rights as those in the United States, and mechanisms for enforcement of intellectual property and other proprietary rights may be inadequate.

Also, our involvement in standard setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property or other proprietary information or technology.

In addition, we may be the subject of intellectual property infringement or misappropriation claims, which could be very time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages if we are found to have infringed patents, copyrights, trademarks, or other intellectual property rights, or breached trademark co-existence agreements or other intellectual property licenses and could require us to cease using or to rebrand all or portions of our platforms. Any of our patents, copyrights, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.

While we have issued patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. The scope of patent protection also can be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties form competing with us or otherwise provide us with any competitive advantage.

In addition, any of our patents, copyrights, trademarks, or other intellectual property or proprietary rights may be challenged, narrowed, invalidated, held unenforceable, or circumvented in litigation or other proceedings, including, where applicable, opposition, re-examination, inter partes review, post-grant review, interference, nullification and derivation proceedings, and equivalent proceedings in foreign jurisdictions, and such intellectual property or other proprietary rights may be lost or no longer provide us meaningful competitive advantages. Such proceedings may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Third parties also may legitimately and independently develop products, services, and technology similar to or duplicative of our platforms. In addition to protection under intellectual property laws, we rely on confidentiality or license agreements that we generally enter into with our corporate partners, employees, consultants, advisors, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached or challenged, or that such breaches will be detected. Furthermore, non-disclosure provisions can be difficult to enforce, and even if successfully enforced, may not be entirely effective. We cannot guarantee that any of the measures we have taken will prevent infringement, misappropriation, or other violation of our technology or other intellectual property or proprietary rights. Because we may be an attractive target for cyberattacks, we also may have a heightened risk of unauthorized access to, and misappropriation of, our proprietary and competitively sensitive information. We may be required to spend significant resources to monitor and protect our intellectual property and other proprietary rights, and we may conclude that in at least some instances the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation, or other violation of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights. Any such litigation, whether or not it is resolved in our favor, could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

We have been, and may in the future be, subject to intellectual property rights claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently pursue litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantial resources to enforce their intellectual property rights and to defend claims that may be brought against them. Such litigation also may involve non-practicing patent assertion entities or companies who use their patents as a means to extract license fees by threatening costly litigation or that have minimal operations or relevant product revenue and against whom our patents may provide little or no deterrence or protection. We have received notices, and may continue to receive notices in the future, that claim we have infringed, misappropriated, misused or otherwise violated other parties’ intellectual property rights, and, to the extent we become exposed to greater visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other violation claims, which is not uncommon with respect to software technologies in particular. There may be third-party intellectual property rights, including issued patents or pending patent applications, that cover significant aspects of our technologies, or business methods. There may also be third-party intellectual property rights, including trademark registrations and pending applications, that cover the goods and services that we offer in certain regions. We may also be exposed to increased risk of being the subject of intellectual property infringement, misappropriation, or other violation claims as a result of acquisitions and our incorporation of open source and other third-party software into, or new branding for, our platforms, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement, misappropriation, or other violation risks. In addition, former employers of our current, former, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any intellectual property claims, with or without merit, are difficult to predict, could be very time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, and may not be covered by the insurance that we carry. These claims could subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party’s intellectual property rights. These claims could also result in our having to stop using technology, branding or marks found to be in violation of a third party’s rights and any necessary rebranding could result in the loss of goodwill. We could be required to seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our expenses. As a result, we could be required to develop alternative non-infringing technology, branding or marks, which could require significant effort and expense. If we cannot license rights or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our platforms or features, we could lose existing customers, and we may be unable to compete effectively. Any of these results would harm our business, financial condition, and results of operations.

Further, our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of third-party claims of intellectual property infringement, misappropriation, or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our platforms, services, or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

We are currently, and may in the future become, involved in a number of legal, regulatory, and administrative inquiries and proceedings, and unfavorable outcomes in litigation or other of these matters could negatively impact our business, financial conditions, and results of operations.

We are currently, and may, from time to time, be involved in and subject to litigation or proceedings for a variety of claims or disputes, and we may have in the past, and may in the future, be subject to regulatory inquiries. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. One of our stockholders with respect to whom we are currently engaged in litigation as described in the notes to our consolidated financial statements has threatened to bring various of these claims. In addition, our business and results may be adversely affected by the outcome of currently pending and any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.

The number and significance of our legal disputes and inquiries may increase as we continue to grow larger, as our business has expanded in employee headcount, scope, and geographic reach, and as our platforms and services have become more complex. Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time consuming and can divert our resources and leadership’s attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our platforms or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Additional information regarding certain of the lawsuits we are involved in is described further in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Real or perceived errors, failures, defects or bugs in our platforms could adversely affect our results of operations and growth prospects.

Because we offer very complex platforms, undetected errors, defects, failures or bugs may occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. In the past, errors have affected the performance of our platforms and can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms or allegations of unsatisfactory performance or errors, defects or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.

Real or perceived errors, failures, or bugs in our platforms and services, or dissatisfaction with our services and outcomes, could result in customer terminations and/or claims by customers for losses sustained by them. In such an event, we may be required, or we may choose, for customer relations or other reasons, to expend additional resources in order to help correct any such errors, failures, or bugs. Although we have limitation of liability provisions in our standard software licensing and service agreement terms and conditions, these provisions may not be enforceable in some circumstances, may vary in levels of protection across our agreements, or may not fully or effectively protect us from such claims and related liabilities and costs. We generally provide a warranty for our software products and services and a SLA for our performance of software operations via our O&M services to customers. In the event that there is a failure of warranties in such agreements, we are generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable SLA, or, if we are unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

In addition, our platforms integrate a wide variety of other elements, and our platforms must successfully interoperate with products from other vendors and our customers’ internally developed software. As a result, when problems occur for a customer using our platforms, it may be difficult to identify the sources of these problems, and we may receive blame for a security, access control, or other compliance breach that was the result of the failure of one of other elements in a customer’s or another vendor’s IT, security, or compliance infrastructure. The occurrence of software or errors in data, whether or not caused by our platforms, could delay or reduce market acceptance of our platforms and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition, and results of operations. If an actual or perceived breach of information correctness, auditability, integrity, or availability occurs in one of our customers’ systems, regardless of whether the breach is attributable to our platforms, the market perception of the effectiveness of our platforms could be harmed. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our platforms and services should we not be able to continue or obtain a commercially reasonable license to such technology.

Our platforms include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these platforms or to seek new licenses for existing or new platforms or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy, or reputational concerns, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs, delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our platforms, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our platforms of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our platforms from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.

In addition, any data that we license from third parties for potential use in our platforms may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our platforms are perceived by our current and potential customers and could materially damage our reputation and brand.

Changes in or the loss of third-party licenses could lead to our platforms becoming inoperable or the performance of our platforms being materially reduced resulting in our potentially needing to incur additional research and development costs to ensure continued performance of our platforms or a material increase in the costs of licensing, and we may experience decreased demand for our platforms.

Our platforms contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Our platforms are distributed with software licensed by its authors or other third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, and the use of software tools to review our source code for open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our platforms or that such software tools will be effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our platforms, to release proprietary source code, to discontinue the sale of our platforms in the event re-engineering could not be accomplished on a timely basis, or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, results of operations, financial condition, and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers. We may also face claims from others seeking to enforce the terms of an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims, with or without merit, could result in litigation, could be time-consuming and expensive to settle or litigation, could divert our management’s attention and other resources, could require us to lease some of our proprietary code, or could require us to devote additional research and development resources to change our software, any of which could adversely affect our business.

Additionally, we have intentionally made certain proprietary software available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we have established procedures, including a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, we cannot guarantee that this process has always been applied consistently. Even when applied, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code for competitive purposes, or for commercial or other purposes beyond what we intended.

Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect the performance of our offerings and our business.

Changes in tax laws or tax rulings, including uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act, could potentially materially affect our tax obligations, financial condition, results of operations, and cash flows.

The U.S. and various foreign tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws.

We could be subject to tax examinations in various U.S. and foreign jurisdictions. Tax authorities in the United States and various foreign jurisdictions may disagree with our use of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. Changes in tax laws or tax rulings in the United States and various foreign jurisdictions, or changes in interpretations of existing laws, could materially affect our financial condition, results of operations, and cash flows. For example, the Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and changed how the United States imposes income tax on multinational corporations. The United States Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which may impact our results of operations in the current period and future periods. Further, we are, and expect to continue to be, subject to regular review and audit by the IRS and other tax authorities in the United States and various foreign jurisdictions. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions, and these assessments can require considerable estimates and judgments. There can be no assurance that our global tax positions and methodologies or calculations are accurate or that the outcomes of future tax examinations will not have an adverse effect on our business, financial condition, and results of operations. Moreover, as a multinational business, we have multiple subsidiaries and branches that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with the current prevailing tax laws in each of the jurisdictions in which we operate. However, the tax authorities of those jurisdictions may challenge our methodologies for intercompany arrangements, which could impact our worldwide effective tax rate and harm our business, financial condition, and results of operations.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. We are periodically reviewed and audited by U.S. and foreign tax authorities with respect to income and non-income taxes. Tax authorities may disagree with certain positions we have taken, and we may have exposure to additional income and non-income tax liabilities which could have an adverse effect on our business, financial condition, and results of operations. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our financial condition.

Our employee equity incentive plan is currently administered in several foreign jurisdictions, many of which have increasingly complex securities and tax laws, the application of which can be uncertain. Foreign tax authorities could audit our equity plan, including past and future issuances thereunder, and may disagree with the manner in which we administer our equity plan locally, including our tax withholding methodologies. Should foreign authorities determine that we have failed to comply with local laws and regulations and assess additional taxes, interest, and penalties on income derived from our equity plans, we may be obligated to carry the financial burden, which could adversely impact our business, financial condition, and results of operations.

In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. Similarly, in 2018, the European Commission issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.

The enactment of legislation implementing changes in the United States of taxation of non-U.S. business activities or the adoption of other tax reform policies could materially impact our financial condition and results of operations.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our non-U.S. business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, financial condition, and results of operations.

Our results of operations may be harmed if we are required to collect sales or other related taxes for our license arrangements in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit U.S. sales and use tax, value-added tax (“VAT”), and goods and services tax (“GST”) in a number of jurisdictions. It is possible, however, that we could face sales tax, VAT, or GST audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We could also be subject to audits in states and non-U.S. jurisdictions for which we have not accrued tax liabilities. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us or may determine that such taxes should have, but have not been, paid by us. Furthermore, on June 21, 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state retailers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state retailers on sales that occurred in prior tax years. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes could, among other things, result in substantial tax payments, including substantial interest and penalty charges, create significant administrative burdens for us, discourage potential customers from entering into license arrangements for our platforms due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.

We may not be able to utilize a significant portion of our net operating loss carry-forwards and research and development credits, which could adversely affect our results of operations.

Due to prior period losses, we have generated significant federal and state net operating loss carry-forwards that start or already began to expire beginning in 2024 and 2016, respectively. Additionally, Palantir has certain federal and state research and development credits. The federal credits have expiration dates between 2024 and 2037, and the California credits have no expiration date. Utilization of the net operating losses and research credit carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the United States Internal Revenue Code of 1986, as amended, or the Code, or state law. Under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past and any such ownership change could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, significant shifts in our stock ownership may result in the limitation or expiration of our net operating losses and research credit carry-forwards before utilization, which may limit our ability to offset future income tax liabilities and adversely affect our financial condition and results of operations. In addition, under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate net operating losses after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act as modified by the CARES Act.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses or tax credits, and in light of the needs of various jurisdictions including especially the need for some states to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or for other unforeseen reasons, our existing net operating losses or tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain net operating losses and tax credits is expected to be enacted in California, and other states may enact suspensions as well.

Failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences.

As we operate and sell our platforms and services around the world, we are subject to the United States Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, and other anti-corruption and anti-bribery laws and regulations in the jurisdictions in which we do business, both domestic and abroad. These laws and regulations generally prohibit improper payments or offers of improper payments to government officials, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have operations, deal with and make sales to governmental or quasi-governmental entities in the United States and in non-U.S. countries, including those known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe, Africa, South America, and the Middle East, and further expansion of our non-U.S. sales efforts may involve additional regions.

Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could be in violation of various laws including the FCPA. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot assure you that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA, the UK Bribery act, and other laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Our exposure for violating these laws increases as our non-U.S. presence expands and as we increase sales and operations in foreign jurisdictions.

Governmental trade controls, including export and import controls, sanctions, customs requirements, and related regimes, could subject us to liability or loss of contracting privileges or limit our ability to compete in certain markets.

Our offerings are subject to U.S. export controls, and we incorporate encryption technology into certain of our offerings. Our controlled software offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, which may include license requirements in some circumstances. Additionally, our current or future products may be classified under the Commerce Department Export Administration Regulations (“EAR”) or as defense articles subject to the United States International Traffic in Arms Regulations (“ITAR”). Most of our products, including our core software platforms, have been classified under the EAR and are generally exportable without needing a specific license, under an EAR exception for encrypted software. If a product, or component of a product, is classified under the ITAR, or is ineligible for the EAR encryption exception, then those products could be exported outside the United States only if we obtain the applicable export license or qualify for a different license exception. In certain contexts, the services we provide might be classified as defense services subject to the ITAR separately from the products we provide. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our products, including new releases of our products and/or the performance of services, may create delays in the introduction of our products in non-U.S. markets, prevent our customers with non-U.S. operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether.

Furthermore, our activities are subject to the economic sanctions laws and regulations of the United States and other jurisdictions. Such controls prohibit the shipment or transfer of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by applicable sanctions. We take precautions to prevent our offerings from being exported in violation of these laws, including: (i) seeking to proactively classify our platforms and obtain authorizations for the export and/or import of our platforms where appropriate, (ii) implementing certain technical controls and screening practices to reduce the risk of violations, and (iii) requiring compliance with U.S. export control and sanctions obligations in customer and vendor contracts. However, we cannot guarantee the precautions we take will prevent violations of export control and sanctions laws.

As discussed above, if we misclassify a product or service, export or provide access to a product or service in violation of applicable restrictions, or otherwise fail to comply with export regulations, we may be denied export privileges or subjected to significant per violation fines or other penalties, and our platforms may be denied entry into other countries. Any decreased use of our platforms or limitation on our ability to export or sell our platforms would likely adversely affect our business, results of operations and financial condition. Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of over $300,000 or twice the value of the transaction, whichever is greater, per EAR violation and a civil penalty of over $1,000,000 for ITAR violations. In the event of criminal knowing and willful violations of these laws, fines of up to $1,000,000 per violation and possible incarceration for responsible employees and managers could be imposed.

We also note that if we or our business partners or counterparties, including licensors and licensees, prime contractors, subcontractors, sublicensors, vendors, customers, shipping partners, or contractors, fail to obtain appropriate import, export, or re-export licenses or permits, notwithstanding regulatory requirements or contractual commitments to do so, or if we fail to secure such contractual commitments where necessary, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. For instance, violations of U.S. sanctions or export control laws can result in fines or penalties, including significant civil and criminal penalties per violation, depending on the circumstances of the violation or violations.

Negative consequences for violations or apparent violations of trade control requirements may include the absolute loss of the right to sell our platforms or services to the government of the United States, or to other public bodies, or a reduction in our ability to compete for such sales opportunities. Further, complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platforms or could limit our customers’ abilities to implement our platforms in those countries. Any new export restrictions, new legislation, changes in economic sanctions, or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our platforms by existing customers with non-U.S. operations, declining adoption of our platforms by new customers with non-U.S. operations, limitation of our expansion into new markets, and decreased revenue.

In the future, we may not be able to secure the financing necessary to operate and grow our business as planned, or to make acquisitions.

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. For example, during June 2020, we restructured our existing credit facilities. As of September 30, 2020, we had a $200.0 million term loan outstanding and an additional $200.0 million of undrawn revolving commitments available under our secured credit facility. The principal amounts outstanding under this loan will be due and payable in June 2023, and interest payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt, and cash received from our customers. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

•	Develop new products, features, capabilities, and enhancements;

•	Continue to expand our product development, sales, and marketing organizations;

•	Hire, train, and retain employees;

•	Respond to competitive pressures or unanticipated working capital requirements; or

•	Pursue acquisition or other growth opportunities.

Our inability to take any of these actions because adequate funds are not available on acceptable terms could have an adverse impact on our business, financial condition, results of operations, and growth prospects.

Our ability to generate the amount of cash needed to pay interest and principal on our secured credit facility and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our secured credit facility depends on our financial and operating performance and prevailing economic and competitive conditions. Certain of these financial and business factors, many of which may be beyond our control, are described above.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital, or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. In the absence of such results of operations and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, which could harm our business, financial condition, and results of operations.

Our outstanding debt matures in June 2023. We cannot guarantee that we will be able to refinance our indebtedness or obtain additional financing on satisfactory terms or at all, including due to existing guarantees on our assets or our level of indebtedness and the debt incurrence restrictions imposed by the agreements governing our indebtedness. Further, the cost and availability of credit are subject to changes in the economic and business environment. If conditions in major credit markets deteriorate, our ability to refinance our indebtedness or obtain additional financing on satisfactory terms, or at all, may be negatively affected.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Our credit agreement and related documents, including our pledge and security agreements, contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	Create liens on certain assets;

•	Incur additional debt;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	Sell certain assets;

•	Pay dividends on or make distributions in respect of our capital stock;

•	Place restrictions on certain activities of subsidiaries;

•	Transact with our affiliates; and

•	Use a portion of our cash resources.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our secured credit facility or instruments governing any future indebtedness of ours. Additionally, our credit facility is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our secured credit facility could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our secured credit security could trigger a cross default under agreements governing any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our secured credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

In addition, a material portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of September 30, 2020, we were in compliance with all covenants and restrictions associated with our secured credit facility.

Variable rate indebtedness that we have incurred or may incur under our secured credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

As of September 30, 2020, we had an aggregate of $200.0 million of term indebtedness outstanding under our secured credit facility. Borrowings under the secured credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our secured credit facility bear interest at LIBOR (or any successor rate) plus 2.75% or a base rate plus 1.75% and are payable quarterly or more or less frequently in certain circumstances.

We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

As part of our business strategy, we have engaged in strategic transactions in the past and expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:

•

An acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•	Potential goodwill impairment charges related to acquisitions;

•	Costs and potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;

•

We may encounter difficulties or unforeseen expenditures assimilating or integrating the businesses, technologies, infrastructure, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us or if we are unable to retain key personnel, if their technology is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise;

•	We may not realize the expected benefits of the acquisition;

•	An acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;

•

An acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•

The potential impact on relationships with existing customers, vendors, and distributors as business partners as a result of acquiring another company or business that competes with or otherwise is incompatible with those existing relationships;

•

The potential that our due diligence of the acquired company or business does not identify significant problems or liabilities, or that we underestimate the costs and effects of identified liabilities;

•

Exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from former employees, customers, or other third parties, which may differ from or be more significant than the risks our business faces;

•	We may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	An acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•

An acquisition may require us to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;

•	Our use of cash to pay for an acquisition would limit other potential uses for our cash;

•	If we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•	To the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, and financial condition. Moreover, we cannot assure you that we would not be exposed to unknown liabilities.

Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.

We prepare consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our financial statements. If these assumptions turn out to be incorrect, our revenue or our stock-based compensation expense could materially differ from our expectations, which could have a material adverse effect on our financial results. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

For example, recent new standards issued by the Financial Accounting Standards Board could materially impact our financial statements, including Accounting Standards Codification Topic 842 (“Topic 842”), Leases. The adoption of these new standards may potentially require enhancements or changes in our processes or systems and may require significant time and cost on behalf of our financial management. This may in turn adversely affect our results of operations and growth prospects. Additionally, if we lose our “emerging growth company” status during the year ending December 31, 2020, we will be required to retroactively adopt Topic 842 for the full year.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, and income taxes.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our disclosure controls and other procedures, and will continue to do so. For example, we recently reimplemented our enterprise resource planning (“ERP”) system. This may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the reimplementation, in which case we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users. Our controls are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act that we will eventually be required to include in our annual reports filed with the SEC. We will need to hire and successfully integrate additional accounting and financial staff with appropriate company experience and technical accounting knowledge, as well as implement and integrate new technological systems. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, financial condition, and results of operations.

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur greater legal, accounting, finance, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations of the NYSE. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from the day-to-day management of our business, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

As a result of disclosure of information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, and results of operations.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics such as the recent spread of COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, increased storm severity, and sea level rise), and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.

We may face exposure to foreign currency exchange rate fluctuations.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and GBP. We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. Additionally, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenues being lower.

Risks Related to Ownership of Our Class A Common Stock

The public trading price of our Class A common stock may be volatile, and may decline regardless of our operating performance.

Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The public trading price of our Class A common stock could be subject to fluctuations in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:

•	The number of shares of our Class A common stock publicly owned and available for trading;

•	Price and volume fluctuations in the overall stock market from time to time;

•	Volatility in the trading prices and trading volumes of technology stocks;

•	Changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•

Sales or expected sales of shares of our Class A common stock by us or our stockholders, including in connection with the expiration of the lock-up agreements that certain of our stockholders have entered into in connection with our listing;

•	Short-selling of our Class A common stock or related derivative securities;

•

Failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	Any financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	Announcements by us or our competitors of new services or platform features;

•	The public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	Rumors and market speculation involving us or other companies in our industry;

•	Actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	Actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	Actual or perceived privacy or security breaches or other incidents;

•	Developments or disputes concerning our intellectual property or other proprietary rights;

•	Announced or completed acquisitions of businesses, services or technologies by us or our competitors;

•	Changes in our management, including any departures of one of our Founders;

•	New laws or regulations, public expectations regarding new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	Changes in accounting standards, policies, guidelines, interpretations, or principles;

•	Any significant change in our management;

•	Other events or factors, including those resulting from war, incidents of terrorism, pandemics, including the COVID-19 pandemic, or responses to these events; and

•	General economic conditions and slow or negative growth of our markets.

In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the trading prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources and harm our business, financial condition, and results of operations.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers, or other employees to us or our stockholders, (c) any action or proceeding asserting a claim arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, (d) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (e) any action or proceeding asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or, if no state court in Delaware has jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom, in all cases subject to the court having jurisdiction over the claims at issue and the indispensable parties; provided that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act.

Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Sales of substantial amounts of our Class A common stock in the public markets or the perception that sales might occur, including sales by our Founders and their affiliates, could cause the trading price of our Class A common stock to decline.

Sales of substantial amounts of our Class A common stock in the public markets or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.

In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. Approximately 147.9 million options will expire through December 2022 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.

Our executive officers, directors, and record holders representing over 99% of our capital stock and securities convertible into or exchangeable for our capital stock are subject to market standoff or lock-up agreements with us under which they cannot sell, offer, contract to sell, pledge, grant any option to purchase, lend, or otherwise dispose of shares of our capital stock, or enter into any hedging or similar transaction or arrangement that is designed to or could reasonably be expected to lead to or result in a sale or disposition or transfer of any of the economic consequences of ownership of shares of our capital stock, until the start of the third trading day following the date of public disclosure of our financial results for the year ending December 31, 2020 (the “lock-up period”), except as described below and subject to certain other exceptions.

An aggregate of approximately 1,836.0 million shares, including shares issuable upon exercise of outstanding stock options, will be able to be sold after the expiration of the lock-up period related to our listing on the NYSE, subject to applicable securities laws and our insider trading policy. In addition, certain record holders subject to market standoff agreements with us have not signed the lock-up agreement and are therefore not permitted to sell any shares during the lock-up period. An aggregate of 89,007,617 shares held by our Founders and their affiliates have been registered by us for resale and are permitted to be sold under the Founders’ lock-up agreements during the lock-up period, subject to applicable securities laws and our insider trading policy. We reasonably expect that our Founders and their affiliates may sell all or a significant portion of such registered shares. Following the expiration of their lock-up agreements, our Founders will be free to sell all of their remaining shares pursuant to Rule 144 (subject to volume limitations) at such times and in such amounts as they determine.

Our lock-up agreements are with record holders of our securities. Holders of beneficial interests of our securities that are not record holders and that are not otherwise bound by lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, an equityholder who is not subject to a lock-up agreement with us may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of, their equity interests at any time after our listing on the NYSE.

As of September 30, 2020, there were 1,320,584,721 shares of our Class A common stock outstanding, 405,096,034 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Subject to the terms of the Lock-up Agreement and excluding all shares of our Class F common stock, substantially all of these shares may be immediately sold. Moreover, once we have been a reporting company subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act for 90 days, and assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned our Class A common stock for at least six months may rely on Rule 144 to sell their shares of Class A common stock, and (ii) our directors, executive officers, and other affiliates (including our Founders and their affiliates) who have beneficially owned our Class A common stock for at least six months will be entitled to sell their shares our Class A common stock subject to volume limitations under Rule 144 under the Securities Act.

Further, as of September 30, 2020, there were outstanding options to purchase an aggregate of 290,365,084 shares of our Class A common stock and 297,553,266 shares of our Class B common stock, 139,655,233 shares of our Class A common stock and 60,000,000 shares of Class B common stock subject to RSUs and 1,470,781 shares of our Class A common stock subject to growth units. All shares of our common stock issuable upon the exercise of outstanding stock options and reserved for future issuance under our equity compensation plans have been registered for public resale under the Securities Act. Subject to the satisfaction of applicable exercise periods and compliance by affiliates with Rule 144, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSUs and growth units will be available for immediate resale in the United States in the open market.

We estimate that stockholders owning an aggregate of up to 656,018,583 shares of our common stock are entitled, under the provisions of our Amended and Restated Investors’ Rights Agreement dated August 24, 2020 to require us to register shares owned by them for public sale in the United States. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise and whether in connection with the exercise of stock options, the settlement of RSUs or growth units, or the exercise or settlement of other awards or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.

We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Class A common stock less attractive to investors.

We are an “emerging growth company” and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, election to defer the adoption of recently issued accounting standards, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the listing of our Class A common stock on the NYSE, (B) in which we have total annual revenue of at least $1.07 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.”

Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the trading price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our trading price may be more volatile.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws are intended to discourage certain types of transactions that may involve an actual or threatened acquisition of the company, which will likely depress the trading price of our Class A common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•

Our multi-class common stock structure, which provides our Founders and their affiliates with the ability to effectively control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;

•

Prior to the conversion of all of our shares of Class F common stock into shares of Class B common stock, the holders of our common stock will only be able to take action by written consent if the action also receives the affirmative consent of a majority of the outstanding shares of our Class F common stock, and after such point the holders of our common stock will only be able to take action at a meeting of the stockholders and will not be able to take action by written consent for any matter;

•

From and after the conversion of all of our shares of Class F common stock into shares of Class B common stock, our Board of Directors will be classified into three classes of directors with staggered three-year terms;

•	Our amended and restated certificate of incorporation does not provide for cumulative voting;

•	Vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;

•	Our directors may only be removed as provided in the Delaware General Corporation Law;

•	A special meeting of our stockholders may only be called by the chairperson of our Board of Directors, our Chief Executive Officer, our President, or a majority of our Board of Directors;

•

Our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders, except that any designation and issuance of preferred stock must receive the affirmative vote of a majority of the outstanding shares of our Class F common stock; and

•	Advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendation regarding our Class A common stock adversely, the trading price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If no or few securities or industry analysts commence coverage of us, the price and trading volume of our Class A common stock likely would be negatively impacted. If securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our ordinary shares or publish inaccurate or unfavorable research about us, the trading price of our Class A common stock would likely decline. Additionally, although we are providing the historical sales prices of our Class A common stock in private transactions, such information may have little or no relationship to the price determined using traditional valuation methods, but we believe that securities and industry analysts will rely upon these methods to establish target prices for our Class A common stock. If these analysts publish target prices for our Class A common stock that are below our historical sales prices for our Class A common stock or the then-current public price of our Class A common stock, it could cause the trading price of our Class A common stock to decline significantly. Further, if one or more of these analysts cease coverage of Palantir or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock trading price and trading volume to decline.

Although we currently are not considered to be a “controlled company” under the NYSE corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among our Founders and their affiliates.

Although we currently are not considered to be a “controlled company” under the NYSE corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among our Founders and their affiliates resulting from the issuance of our Class F common stock. See “—Risks Related to the Multiple Class Structure of our Common Stock, the Founder Voting Trust Agreement, and the Founder Voting Agreement” below. A “controlled company” pursuant to the NYSE corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. In the event that our Founders or other stockholders acquire more than 50% of the voting power of the Company, we may in the future be able to rely on the “controlled company” exemptions under the NYSE corporate governance rules due to this concentration of voting power and the ability of our Founders and their affiliates to act as a group. If we were a controlled company, we would be eligible to and could elect not to comply with certain of the NYSE corporate governance standards. Such standards include the requirement that a majority of directors on our board of directors are independent directors, subject to certain phase-in periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from the group of stockholders holding a majority of the voting power, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards, and the ability of our independent directors to influence our business policies and corporate matters may be reduced.

We do not expect to pay dividends in the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Risks Related to the Multiple Class Structure of our Common Stock, the Founder Voting Trust Agreement, and the Founder Voting Agreement

The multiple class structure of our common stock has the effect of concentrating voting power with certain stockholders, in particular, our Founders and their affiliates, which will effectively eliminate your ability to influence the outcome of important transactions, including a change in control.

Our Class A common stock has one (1) vote per share, and our Class B common stock has ten (10) votes per share. Our Class F common stock has a variable number of votes that, together with the Founder Voting Trust Agreement and the Founder Voting Agreement, ensure our Founders who are then party to the Founder Voting Agreement will retain up to 49.999999% of the Company’s voting power, and the Founders may, in certain circumstances in the future, have voting power that, in the aggregate, exceeds 49.999999% of the Company’s voting power. The Founders’ ability to exercise the voting power of the Class F common stock is subject to the Founders and certain of their affiliates collectively meeting the Ownership Threshold (as defined below) on the applicable record date for a vote of the stockholders (except as provided in our amended and restated certificate of incorporation). Accordingly, such Founders will effectively control all matters submitted to the stockholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

The Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer, or proxy contest for the removal of directors. As a result, our governance structure and the adoption of our amended and restated certificate of incorporation may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management.

The Founder Voting Trust Agreement and the Founder Voting Agreement also have the effect of concentrating voting power with our Founders and their affiliates, which will effectively eliminate your ability to influence the outcome of important transactions, including a change in control.

Our Founders have agreed through the Founder Voting Trust Agreement and Founder Voting Agreement that all of the shares of Class F common stock and all of the shares of our capital stock over which they and their affiliates have granted a proxy under the Founder Voting Agreement will be voted in the manner instructed by a majority of our Founders who are then party to the Founder Voting Agreement. Accordingly, together with the multiple class structure of our common stock, such Founders will effectively control all matters submitted to the stockholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. Upon the withdrawal or removal of any of our Founders from the Founder Voting Agreement, including upon their death or disability, the remaining Founders or Founder, as the case may be, will determine the manner in which the shares of our Class F common stock as well as the shares subject to the Founder Voting Agreement are voted.

In such cases, the voting power of our outstanding capital stock will be further concentrated among the remaining Founders, which may be as few as one. Further, if there are only two Founders who are party to the Founder Voting Agreement, one Founder will be able to effectively defeat any shareholder action, except for the election of directors under a plurality standard, if his instruction to vote the shares of Class F common stock differs from the other Founder. The Founders who are then party to the Founder Voting Agreement will retain the right to direct the voting of the Class F common stock without regard to their employment status with us.

All shares of our Class F common stock are held by a voting trust established by our Founders and voted pursuant to the Founder Voting Trust Agreement. Accordingly, our Founders who are then party to the Founder

Voting Agreement will control any vote that requires the affirmative vote of the holders of a majority of our Class F common stock, including action of our stockholders by written consent, the designation or issuance by us of shares of preferred stock, and certain amendments to our amended and restated certificate of incorporation relating to our preferred stock.

Although we are a third-party beneficiary of the Founder Voting Agreement and the Founder Voting Trust Agreement, we do not have a general consent right with respect to amendments thereto, and either agreement may be amended or modified in the future in a manner that is adverse to our stockholders, which may include increasing the ability of one or more of our Founders to exercise control over matters submitted to a vote of our stockholders.

In certain circumstances in the future, the Founders and their affiliates could have voting power that exceeds 49.999999% of the voting power of our outstanding capital stock.

Our amended and restated certificate of incorporation does not prevent our Founders and their affiliates from having more than 49.999999% of the voting power of our outstanding capital stock in aggregate. In the future, our Founders and their affiliates could have voting power that exceeds 49.999999% of the voting power of our outstanding capital stock in the aggregate, including substantially in excess, as a result of their ownership of our Class A common stock and Class B common stock alone. In this case, the shares of our Class F common stock would generally be entitled to zero votes per share, but all of the shares that are then subject to the Founder Voting Agreement would continue to be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement.

For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as the Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the voting power of our outstanding capital stock, the total voting power of the Founders and their affiliates would exceed 49.999999% of the voting power of our outstanding capital stock in the aggregate. This circumstance could occur if other holders of Class B common stock convert or sell such shares to a greater degree than the Founders do, which would result in an increase in the Founders’ share of the voting power of our outstanding capital stock. Certain transfers by holders of Class B common stock may result in a conversion of such shares to Class A common stock, even in circumstances that may not result in such a conversion in other companies that have dual or multiple class capital structures. As an example, if a holder of Class B common stock transfers less than all of such holder’s Class B common stock pursuant to certain permitted transfer provisions, such transferred shares will convert into Class A common stock, which may have the result of increasing the voting power of the remaining holders of Class B common stock, including the Founders. Conversely, certain other transfers by holders of Class B common stock may not result in a conversion of such shares to Class A common stock, even in circumstances that may result in such a conversion in other companies that have dual or multiple class capital structures. For instance, the Board of Directors or certain officers may approve the transfer of shares of Class B common stock, in which case such transfer will not result in a conversion of such shares to Class A common stock. Similarly, our Founders may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders, and such transfers to our Founders would increase the total voting power of the Founders and their affiliates above 49.999999% of the voting power of our outstanding capital stock in the aggregate. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 42.5% of the voting power of our outstanding capital stock as of November 6, 2020.

In addition, if one or two Founders withdraw from the Founder Voting Agreement, the total voting power of the Founders and their affiliates could exceed 49.999999% of the voting power of our outstanding capital stock in the aggregate. For instance, if one Founder has withdrawn from the Founder Voting Agreement and such Founder and his affiliates vote shares entitled to 10% of the voting power of our outstanding capital stock, our Founders would vote up to 59.999999% of the voting power of our outstanding capital stock in the aggregate. If such Founder votes such shares in the same manner as the shares of Class F common stock are voted pursuant to the Founder Voting Trust Agreement, our Founders, in the aggregate, would vote up to 59.999999% of the voting power of our capital stock in such manner.

Similarly, the calculation of the voting power of the Class F common stock may not take into account all shares that are deemed to be beneficially owned by any Founder or his affiliates, including certain shares for which a proxy has not been granted under the Founder Voting Agreement pursuant to its terms or by an amendment thereof, in particular if certain shares are withdrawn from such proxy.

As a result of future issuances of our common stock or the disposal of shares of our common stock by our Founders and their affiliates, our Founders and their affiliates could have voting power that is substantially greater than, and outsized in comparison to, their economic interests and the percentage of our common stock that they hold.

In certain circumstances, our Founders and their affiliates could have voting power that is substantially greater than, and outsized in comparison to, their economic interests and the percentage of our common stock that they hold. This separation between voting power and economic interests could cause conflicts of interest between our Founders and our other stockholders, which may result in our Founders undertaking, or causing us to undertake, actions that would be desirable for the Founders or their affiliates but would not be desirable for our other stockholders.

In the event that our Founders have less than 49.999999% of the voting power of our capital stock prior to giving effect to the voting power of the Class F common stock, the issuance of additional shares by us in the future to stockholders other than our Founders who are then party to the Founder Voting Agreement will dilute the economic interests of our Founders but will not result in further dilution of the voting power of such Founders. Because the shares of Class F common stock have variable voting rights, such issuances will instead correspondingly increase the voting power of the Class F common stock. For instance, if the Founders who are party to the Founder Voting Agreement have 30% of the voting power of our outstanding capital stock in aggregate prior to giving effect to the voting power of the Class F common stock, the Class F common stock would have up to 19.999999% of our voting power and such Founders would have up to 49.999999% of our voting power. After an issuance of shares of our capital stock entitled to 10% of our voting power in aggregate to stockholders other than our Founders, our Founders who are party to the Founder Voting Agreement would have approximately 27% of our voting power, the Class F common stock would have up to approximately 22.999999% of our voting power and such Founders would have up to 49.999999% of our voting power. Any future issuances of additional shares of Class A common stock and Class B common stock will not be subject to approval by our stockholders except as required by the listing standards of the NYSE.

In addition, our Founders are free to transfer or otherwise dispose of their shares of Class A common stock and Class B common stock without diminishing their voting power so long as our Founders and certain of their affiliates continue to collectively hold 100,000,000 Corporation Equity Securities (as defined in our amended and restated certificate of incorporation) on the applicable record date (subject to equitable adjustments as provided in our amended and restated certificate of incorporation) (the “Ownership Threshold”). Shares of our Class F common stock will not convert into shares of our Class B common stock, and our multi-class structure will not terminate, solely because our Founders and certain of their affiliates do not satisfy this Ownership Threshold on the applicable record date. Upon the withdrawal, or removal, of one or more of our Founders from the Founder Voting Agreement (including as a result of death or disability), the Ownership Threshold that must be met on the applicable record date will be reduced on a pro rata basis based on the ownership of Corporation Equity Securities (which excludes Designated Founders’ Excluded Shares) of the Founders and certain of their affiliates as of August 10, 2020, which could substantially decrease the Ownership Threshold without reducing the effective voting power of the Class F common stock. Accordingly, our Founders who are then party to the Founder Voting Agreement will be able to achieve substantial liquidity in their holdings, and substantially diminish their economic interest in us, without diminishing their voting power.

For example, 89,007,617 shares held by our Founders and their affiliates are permitted to be sold immediately under the lock-up agreements and were registered for resale pursuant to the registration statement relating to our direct listing on the NYSE. We reasonably expect that our Founders and their affiliates may sell all or a significant portion of such registered shares. Following the expiration of their lock-up agreements, our Founders will be free to sell all of their remaining shares pursuant to Rule 144 (subject to volume limitations) at such times and in such amounts as they determine. The total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement will not be diminished as a result of these sales, so long as such Founders and certain of their affiliates collectively meet the Ownership Threshold on the applicable record date.

Furthermore, meeting the Ownership Threshold on the applicable record date will not ensure that the Founders do not or will not have differing economic interests from the interests of holders of the Class A common stock. For example, the Founder Voting Agreement does not prohibit a Founder from hedging his economic exposure to our common stock; however, we have implemented a policy that will prohibit hedging by our directors, officers and employees, which currently includes the Founders. In addition, the trustee will vote shares of Class F common stock in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement, regardless of such Founders’ relative ownership of any class of our common stock.

We have also granted two of our Founders, Mr. Karp, our Chief Executive Officer and a member of our Board of Directors, and Mr. Cohen, our President and a member of our Board of Directors, options and RSUs for an aggregate of 207.0 million shares of our Class B common stock (collectively, the “Founder Grants”), which will become vested, exercisable and/or settle upon the future satisfaction of service conditions and certain other conditions. These awards are expected to contribute to the Founders’ ability to meet the Ownership Threshold on the applicable record date at least until the sale of such shares by Mr. Karp and Mr. Cohen.

Shares of our common stock designated by one or more of our Founders pursuant to our amended and restated certificate of incorporation may be voted or not voted by such Founders in their discretion and will reduce the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement.

Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares (as defined in our amended and restated certificate of incorporation), which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented approximately 10.4% of the voting power of our outstanding capital stock as of November 6, 2020. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.

The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.

The Ownership Threshold that must be met on any applicable record date is 100,000,000 Corporation Equity Securities as of the date hereof, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 1,726,685,755 shares of our common stock outstanding as of September 30, 2020. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.

Upon the withdrawal, or removal, of one or more of our Founders from the Founder Voting Agreement (including as a result of death or disability), the Ownership Threshold that must be met on the applicable record date will be reduced on a pro rata basis based on the ownership of Corporation Equity Securities of the Founders and certain of their affiliates as of August 10, 2020. We expect that the Ownership Threshold will be reduced by approximately 57 million Corporation Equity Securities upon the withdrawal or removal from the Founder Voting Agreement of Alexander Karp, approximately 12 million Corporation Equity Securities upon the withdrawal or removal of Stephen Cohen, and approximately 31 million Corporation Equity Securities upon the withdrawal or removal of Peter Thiel if such withdrawals or removals were to happen.

In addition, in the future we could create a new class of equity securities with different economic or voting rights than existing classes. If we were to create a new class of equity security, because of the broad definition of “Corporation Equity Securities,” such security could qualify as Corporation Equity Securities and therefore count towards the Ownership Threshold if held by our Founders who are then party to the Founder Voting Agreement. If such security has lesser or no economic rights, it could have the effect of further increasing the divergence between the economic interests of our Founders who are then party to the Founder Voting Agreement, on the one hand, and the voting power of such Founders, on the other. Further, Corporation Equity Securities includes, among other things, any warrants, calls, options or other right, whether vested or unvested, to acquire from the Company certain voting or equity securities from the Company. Accordingly, the Board of Directors could issue additional equity securities, or additional options, RSUs, warrants or other rights to acquire equity securities (whether vested or unvested), to our Founders, which would increase the number of Corporation Equity Securities they hold and enable them to meet the Ownership Threshold notwithstanding sales of Corporation Equity Securities that they currently hold. As a result, any Founders who are then party to the Founder Voting Agreement could hold a nominal equity interest with little to no voting rights but meet the Ownership Threshold and therefore have voting power that provides effective control of our company.

The multiple class structure of our common stock features certain provisions that are novel or otherwise not common among other corporations with multiple class structures.

A number of provisions relating to the multiple class structure of our common stock are novel or otherwise not common among other corporations with multiple class structures. For instance, our Founders who are then party to the Founder Voting Agreement are free to transfer or otherwise dispose of their shares of Class A common stock and Class B common stock without diminishing their voting control so long as our Founders who are then party to the Founder Voting Agreement and certain of their affiliates meet the Ownership Threshold (as defined below) on the applicable record date. Shares of our Class B common stock, which have ten (10) votes per share, may remain outstanding in perpetuity. Additionally, shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders, which could result in our Founders or other stockholders obtaining additional voting control.

Additionally, certain provisions of our amended and restated certificate of incorporation related to the calculation of the voting power of the Class F common stock may have an adverse effect on our stockholders other than our Founders. Under our amended and restated certificate of incorporation, our Founders have the right to challenge our calculation of the voting power of the Class F common stock. Such a challenge may cause delays in the certification of any vote of our stockholders or in the effectiveness of any action of our stockholders. Additionally, if our Founders or the grantee under the Founder Voting Agreement do not provide information relating to certain shares of common stock as required by our amended and restated certificate of incorporation, we may not be able to accurately calculate the voting power of our Class F common stock, which may result in an increase of the voting power of our Founders.

The multi-class structure of our common stock, the Founder Voting Trust Agreement and the Founder Voting Agreement by which our Founders exercise effective control over all matters submitted to a vote of our stockholders will exist for the foreseeable future.

Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of September 30, 2020, our Founders were 52, 52, and 38 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.

Because of the ten-to-one voting ratio between our Class B and Class A common stock, even if the Class F common stock converts to Class B common stock, our Founders will collectively control a significant portion of the voting power of our capital stock based on their current ownership. Future transfers by holders of shares of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes and transfers between related entities. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term. If our Founders, individually or collectively, retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, individually or collectively, continue to control a significant portion of the combined voting power of our Class A common stock and Class B common stock, even without the use of the Class F common stock, and such voting power could enable holders of Class B common stock to effectively control all matters subject to the stockholder approval. Shares of our Class B common stock may remain outstanding in perpetuity.

Further, if all, or a large portion, of the Founder Grants should be exercised or vest and settle, our Founders will increase their voting power of our Class B common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of our Class B common stock on limited matters, under Delaware law, certain actions may require the approval of the holders of the Class B common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect the special rights, powers, or preferences of our Class B common stock in a manner that does not so affect the Class A common stock or Class F common stock, Delaware law could require approval of the holders of our Class B common stock voting separately as single class. For any vote of the Class B common stock voting as a separate class, our Founders will significantly influence such vote if all, or a large portion, of the Founder Grants should vest and settle and the Founders retain such shares.

Our governance structure may negatively affect the decision by certain institutional investors to purchase or hold shares of our Class A common stock.

The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Our multi-class capital structure may make us ineligible for inclusion in any of these and certain other indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices would not invest in our stock. These policies may depress our valuation compared to those of other similar companies that are included.

Future issuances of our Class A common stock will dilute the voting power of our Class A common stockholders, but may not result in further dilution of the voting power of our Founders who are then party to the Founder Voting Agreement.

Future issuances of our Class A common stock will dilute the voting power of our Class A common stockholders and future issuances to stockholders other than our Founders who are then party to the Founder Voting Agreement will dilute the economic interests of our Founders. However, because the shares of Class F common stock have variable voting rights, in the event that our Founders have less than 49.999999% of the voting power of our capital stock prior to giving effect to the voting power of the Class F common stock, future issuances of Class A common stock to stockholders other than our Founders will not result in dilution of the voting power of our Founders who are then party to the Founder Voting Agreement, but rather, will correspondingly increase the voting power of the Class F common stock. For instance, if the Founders who are party to the Founder Voting Agreement have 30% of the voting power of our outstanding capital stock in aggregate prior to giving effect to the voting power of the Class F common stock, the Class F common stock would have up to 19.999999% of our voting power resulting in such Founders having up to 49.999999% of our voting power. If we were to issue additional shares of our capital stock entitled to 10% of our voting power in aggregate to stockholders other than our Founders, then our Founders who are party to the Founder Voting Agreement would have approximately 27% of our voting power, and the Class F common stock would have up to approximately 22.999999% of our voting power, resulting in such Founders having up to 49.999999% of our voting power. Any future issuances of additional shares of Class A common stock will not be subject to approval by our stockholders except as required by the listing standards of the NYSE. In addition, it may be very difficult for our Class A common stockholders to determine from time to time, including in advance of a meeting of stockholders, their individual or aggregate voting power due to the unique features of our multi-class capital structure, such as the variable number of votes per share of our Class F common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

Sale of Common Stock

In July 2020, we sold 88.3 million shares of our Class A common stock at a price of $4.65 per share, of which 88.2 million shares were sold to SOMPO, a partner investor in our equity method investee, Palantir Japan.

Plan-Related Issuances

From July 1, 2020 through September 22, 2020 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other service providers an aggregate of 11,393,489 shares of Class B common stock upon the exercise of options under our Amended 2010 Equity Incentive Plan (“2010 Plan”), at exercise prices ranging from $0.85 to $4.75 per share, for a weighted-average exercise price of $1.23.

From July 1, 2020 through September 22, 2020, we issued and sold to our employees, consultants, and other service providers an aggregate of 472,780 shares of Class B common stock upon the exercise of options under our 2006 Stock Plan (“2006 Plan”), at exercise prices ranging from $0.50 to $0.52 per share, for a weighted-average exercise price of $0.51.

From July 1, 2020 through September 22, 2020, we issued and sold to our employees, consultants, and other service providers an aggregate of 9,588,191 shares of Class A common stock upon the exercise of options under our 2010 Plan, at exercise prices ranging from $1.10 to $7.40 per share, for a weighted-average exercise price of $3.81.

From July 1, 2020 through September 22, 2020, we granted to our employees, consultants, and other service providers options to purchase an aggregate of 162,000,000 shares of our Class B common stock under our 2010 Plan and our 2020 Executive Plan.

From July 1, 2020 through September 22, 2020, we granted to our employees, consultants, and other service providers RSUs representing an aggregate of 60,000,000 shares of our Class B common stock under our 2010 Plan and our 2020 Executive Plan.

From July 1, 2020 through September 22, 2020, we granted to our employees, consultants, and other service providers RSUs representing an aggregate of 30,789,357 shares of our Class A common stock under our 2010 Plan and our 2020 Executive Plan.

Warrant-Related Issuances

In September 2020, we issued an aggregate of 7,631,329 shares of Class B common stock to six accredited investors upon the net exercise of warrants.

In September 2020, we issued an aggregate of 2,380,034 shares of Series D convertible preferred stock to three accredited investors upon the net exercise of warrants.

We believe the foregoing transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act, Regulation S under the Securities Act, or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1*	Amended and restated certificate of incorporation of the registrant.

3.2*	Amended and restated bylaws of the registrant.

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-248413	4.1	August 25, 2020

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 24, 2020.	S-1/A	333-248413	4.2	September 14, 2020

9.1	Founder Voting Agreement.	S-1/A	333-248413	9.1	September 21, 2020

9.2	Founder Voting Trust Agreement.	S-1/A	333-248413	9.2	September 18, 2020

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-248413	10.1	September 9, 2020

10.2	Palantir Technologies Inc. 2020 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.3	September 9, 2020

10.3	Palantir Technologies Inc. 2020 Executive Equity Incentive Plan.	S-1/A	333-248413	10.7	September 9, 2020

10.4	Palantir Technologies Inc. Outside Director Compensation Policy.	S-1/A	333-248413	10.8	September 14, 2020

10.5	Employee Incentive Compensation Plan.	S-1/A	333-248413	10.9	September 14, 2020

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith

†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALANTIR TECHNOLOGIES INC.

Date: November 13, 2020	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2020	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)