Form 10-K
period 2020-12-31
Palantir Technologies Inc.
filed 2021-02-26
CIK 1321655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on September 30, 2020 as reported by the New York Stock Exchange on such date was approximately $13.3 billion. The registrant has elected to use September 30, 2020, which was the date of its initial listing of Class A common stock, as the calculation date because on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 19, 2021, there were 1,752,006,708 shares of the registrants’ Class A common stock outstanding, 69,255,840 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “goal,” “outlook,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

our expectations regarding financial performance and liquidity, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses, stock-based compensation, our ability to achieve and maintain future profitability and cash flows;

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

•

our market share, category positions, and market trends, including our ability to grow our business in large government and commercial organizations, including our expectations regarding the impact of FASA;

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, channel sales relationships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

ITEM 1. BUSINESS

Overview

We build software platforms for large institutions whose work is essential to our way of life. Those institutions must be able to function in times of stability as well as crisis and uncertainty. To do so, they need software that works.

We were founded in 2003 and started building software for the intelligence community in the United States to assist in counterterrorism investigations and operations. We later began working with commercial enterprises.

We have built two principal software platforms, Palantir Gotham (“Gotham”) and Palantir Foundry (“Foundry”). Gotham, our first software platform, was constructed for analysts at defense and intelligence agencies. They were hunting for needles not in one, but in thousands of haystacks. And they did not have the software they needed to do their jobs. In Afghanistan and Iraq, soldiers were mapping networks of insurgents and makers of roadside bombs by hand. Gotham enables users to identify patterns hidden deep within datasets, ranging from signals intelligence sources to reports from confidential informants, and helps U.S. and allied military personnel find what they are looking for.

We later found that the challenges faced by commercial institutions when it came to working with data were fundamentally similar. An Airbus A350, for example, has five million parts and is built by hundreds of teams that are spread across four countries and more than eight factories. Companies routinely struggle to manage let alone make sense of the data involved in large projects. Foundry was built for them. The platform transforms the ways in which organizations interact with information by creating a central operating system for their data.

Our software is on the front lines, sometimes literally, and that means so are we. Gotham’s use has now extended beyond intelligence analysis into defense operations and mission planning. And Foundry is becoming the central operating system not only for individual institutions but for entire industries.

The stakes are high. The challenges our platforms address are a matter of survival, both for the institutions we serve and the individuals who depend on them. We have the privilege of partnering with some of the world’s most important government and commercial organizations. And we believe that the work of those organizations is essential to our security and the lives that we lead.

We are committed to ensuring that our software is as effective as possible without ever compromising our values. Our platforms were built from the start to protect individual privacy and prevent the misuse of information. We are not in the business of collecting, mining, or selling data. We build software platforms that enable our customers to integrate their own data — data that they already have.

The same technology that makes our software so analytically powerful — its ability to construct a model of the real world from countless data points — is what allows our customers to monitor, properly secure, and control access to that data and its use. It is also why customers, including governments around the world, trust our platforms to safeguard their data, including their most sensitive information.

As of December 31, 2020, our platforms were used by 139 customers, including some of the largest and most significant institutions in the world. For example, the U.S. Army uses our software to ensure the readiness of more than one million military personnel and to make decisions across dozens of command structures. Similarly, our software is deployed by one of the world’s leading auto manufacturers across its factories in North America to help ensure quality control on the production line.

Gotham and Foundry enable these institutions to transform massive amounts of information into an integrated data asset that reflects their operations. Users can build on top of this asset to make data accessible and actionable. Our platforms enable people, whether they are workers on an assembly line or soldiers in the field, to work with data, even if they have never written a line of code.

We have also invested heavily in developing Apollo, our continuous delivery and product infrastructure platform, which is used to deliver software updates to our customers and enables our software to run in any environment. The investments in our software platforms have yielded a significant decrease in the time and number of engineers required to install and deploy our software. For instance, the time required to install our software and begin working with a customer has decreased more than five-fold from 2019 to 2020. In some cases, our customers can now be up and running in mere hours.

Our software is used by customers across 40 industries and in more than 150 countries. Our government work is central to defense and intelligence operations in the United States and its allies abroad. On the commercial front, we work with some of the world’s most durable and important companies across industries, including in the consumer, energy, financial services, healthcare, industrials, telecommunications, and transportation sectors.

We generated $1.1 billion in revenue in 2020, reflecting an increase of 47% from our revenue in 2019, which was $742.6 million.

The scale of our partnerships with customers, in revenue terms, has also grown over time. In 2020, our average revenue per customer was $7.9 million, and the average revenue for our top twenty customers, by revenue generated in 2020, was $33.2 million. This is up from 2019, when our average revenue per customer was $5.6 million, and the average revenue from our top 20 customers, by revenue generated in 2019, was $24.8 million.

The broader momentum of our business is the result of the strength of our software platforms. And the need for software that works has never been greater.

The systemic failures of government institutions to provide for the public — fractured healthcare systems, erosion of data privacy, strained criminal justice systems, and outmoded ways of fighting wars — will continue to require both the public and private sectors to transform themselves. We believe that the underperformance and loss of legitimacy of many of these institutions will only increase the speed with which they are required to change.

Other software companies have incorrectly assumed that the future will look like the past, forming their strategies based on assumptions about a world that no longer exists. A focus on targeted analytical tools and optimizing specific functions within complex organizations is insufficient. We believe that software must connect the entire enterprise. Our most critical institutions cannot wait a year or longer for a promised application or bespoke solution to be developed. Those options are often obsolete before they are even delivered.

Our partners need solutions now. And we have built them.

Our Approach

We do not sell features, tools, or one-off custom applications. When it comes to working with data, those approaches generally work only briefly, if at all.

Some companies throw people at the problem. Others build dashboards. We build software platforms that become part of the institutions we serve. And we believe that every large institution in the world has a problem that our platforms were designed to address.

Our Software Creates a Central Operating System for Data

Our platforms, Gotham and Foundry, allow organizations to recast their siloed systems as contributors to a unified data asset.

Our software enables our customers to transform massive amounts of information into knowledge that reflects their world. Data is represented not as cells in a spreadsheet, or exports from a single system, but as entities, events, relationships, consequences, and decisions in context.

Building flexible applications on this data asset allows the data to be made accessible and understandable to the people who need it. We bring real-time operational data to decision makers at the world’s leading institutions.

Our Software Does Not Displace Existing Systems, It Augments Them

Flexibility and openness are core tenets of our software. By integrating their existing solutions into our central operating system, organizations can choose to maintain key historic investments without having to rebuild their entire data infrastructure.

As the world changes and technology evolves, institutions can adjust their data model and integrate new systems instead of rebuilding everything from scratch. Today, our platforms are fully modular, meaning a customer can take what they want of our offering and build on what they have, helping our customers get the unique capability and rapid delivery of value they have come to expect even faster.

Problems come in radically different shapes and sizes, so we have built software that becomes part of each of our customer’s environments, whether they’re operating in a Humvee, on an oil rig, or at 30,000 feet.

Our Approach to Security Enables Collaboration Instead of Inhibiting It

Our early days with the U.S. intelligence community informed our development approach. Security is always our first priority.

We designed our software to embrace the complexity of security clearances, institutional boundaries, and varying data sensitivity levels. The same technology that allows our platforms to construct a model of the real world from individual data points allows our customers to secure each of those pieces of information.

Security need not come at the expense of collaboration. Our software enables both, and we have a reputation for enabling secure collaboration in the most stringent data environments in the world.

Our Platforms

We have built two principal software platforms: Palantir Gotham and Palantir Foundry. Our software platforms provide the critical infrastructure needed to integrate our customers’ data and operations.

The vertically integrated nature of Gotham and Foundry allows users of varying technical abilities to collaborate effectively in our platforms. Data engineers can integrate new data sources, analysts can clean and transform data, data scientists can write models, business users can conduct daily workflows, and senior leaders can make critical decisions. The two platforms can either be used separately or bundled together as a single ecosystem.

Data, analyses, decisions, and the metadata around each are secured with fine-grained access controls that propagate from source data to shared analyses. Each platform is comprised of user-facing applications that are targeted to the specific industries and sectors in which they are used. Images contained in this section are illustrative of our user interface and reflect notional data only.

Despite their differences, Gotham and Foundry both serve as central operating systems for our customers. Where they vary in specific functionality, they align in approach. Both platforms can be deployed in almost any environment.

Gotham

We built Gotham, our first platform, for government operatives in the defense and intelligence sectors. Analysts working on the front lines of counterterrorism operations were hunting for needles not in one haystack but in hundreds and thousands of them. Gotham enables them to find what they are looking for.

The platform enables users to identify patterns hidden deep within datasets, ranging from signals intelligence sources to reports from confidential informants. It also facilitates the hand-off between analysts and operational users, helping operators plan and execute real-world responses to threats that have been identified within the platform. Gotham is now used broadly across government functions.

We also offer Gotham to our commercial customers, including to those in the financial services industry in connection with fraud investigations.

Foundry

As we expanded from our government work into the commercial sector, we saw that private enterprises had similar problems to those that affected organizations in the public sector.

We also learned that big data isn’t valuable just because it’s big. We believe that the integration and joining of different datasets is what matters most. Data integration also happens to be among the hardest problems to solve.

We spent years investing in the development of a platform that makes the task of integrating new datasets routine so that users can focus on taking action on information. The result of that investment is Foundry. All of our commercial customers now use it, as do several of our government customers.

Foundry transforms the ways organizations operate by creating a central operating system for their data. Individual users can integrate and analyze the data they need in one place. The speed with which users can experiment and test new ideas is what makes the software stick.

Data projects often fail because the steps and methods used to build data pipelines are difficult to understand and recreate. We built Foundry’s backend to solve the root of this problem. The platform’s graphical interface does the rest, allowing users to track and trace their pipelines so they know what the rows and columns in their tables represent and why they are there.

Competitive Strengths

A number of our most significant competitive strengths, which we believe set us apart from the rest of the industry, follow below.

We built privacy controls into our platforms from the start.

We embrace the complexity of working in the real world.

Where other companies can’t or won’t go, we step in to make sure that critical institutions can do their jobs. We offer software to help a maintenance engineer decide what maintenance fix to deploy, to help a researcher interpret the results of a clinical trial, and to help a soldier decide when to hold fire and when to shoot.

At the same time, we treat the protection of rights to privacy and civil liberties as essential requirements for our software. From the start, we built key capabilities for data protection and governance into our platforms. Every capability we ship supports end-to-end data legibility, audit logs, granular access controls, data quality checks, and purpose specification requirements that can be adapted to any environment.

Skeptics may ask how an American software company with roots in the intelligence sector can credibly claim to support the most sensitive, regulated, and privacy-conscious institutions in the world. It is because, not in spite, of the fact that we take privacy so seriously — for all our customers — that we have won the trust of institutions whose work relies on safekeeping information and protecting the data of their constituents.

Our software engineers are on the front lines.

Our software is on the front lines, sometimes literally, and that means so are we.

Our forward deployed engineers (“FDEs”) have travelled to bases in Afghanistan and factories in the industrial Midwest to deploy our platforms. Time in the field adds to the continuous improvement of our platforms. As FDEs help customers make the most of our software, they observe users’ challenges firsthand.

We partner with bedrock institutions that are central to the societies we live in, and we help empower them with critical software to carry out their essential mandates and missions.

Time and time again, in wartime and in peace, we have proven our ability to ensure that our software addresses these challenges. We learn, we build software, and we deploy that software against problems that other companies are unwilling or unable to address.

Our software brings government-grade security to industry, and the breadth of private sector experience to government.

Our roots in the intelligence community and defense sector introduced us to a set of unique challenges when it comes to building software that other companies in Silicon Valley and elsewhere either did not or could not address.

Our software had to be secure enough to handle national secrets, stable enough to support soldiers’ wartime decisions, and transparent enough to ensure that all data and usage in the system could be monitored and traced. By building these requirements directly into our platforms, we provide the private sector with government-quality security standards out of the box.

To the public sector, we offer software that incorporates and reflects our experience of working across 40 industries and years spent in the field. We incorporate what we have learned into our two platforms, which automatically ship new features to our customers across the business. The breadth of our work provides governments around the world with something that industry-specific players cannot: automated access to field-driven research and development as well as features built based on the operational needs of nearly every major industry.

For example, capabilities of our platforms that were originally developed to help the oil and gas industry optimize production of crude oil have been adapted by manufacturers of medical equipment to optimize their supply chains in the wake of the onset of the pandemic and by national health agencies in their efforts to allocate personal protective equipment to hospital staff and patients.

Similarly, features of our software platforms originally designed to handle streaming time-series data from oil and gas wells around the world — where a single well can generate more data per day than Twitter — have been applied by other customers to improve the speed of Formula One race cars, maximize usage of airline fleets, and improve quality control on automotive assembly lines.

Our software platforms deliver multi-tenant cloud economics, even for air-gapped or disconnected customers.

Apollo, our continuous delivery platform, helps to ensure that our software works wherever our users are and under a variety of conditions: on oil rigs and submarines, on disconnected laptops in Humvees in theater, and on more than 9,000 aircraft around the world.

Our software is environment-agnostic and is deployed to public and private cloud networks, on-premises data centers, air-gapped and classified systems, and on laptops and specialized hardware. This includes AWS Public Cloud, AWS GovCloud, Microsoft Azure, and a variety of classified cloud systems.

Instead of dedicating a team to manage each installation, a small group of engineers manages almost our entire software footprint, ensuring that the latest features and security patches are deployed across all installations at effectively the same time, independent of the underlying technical infrastructure on which our software operates. This means that we can deploy to air-gapped or on-premises networks at effectively the same rate as we can in the cloud, thereby allowing our customers and us to benefit from multi-tenant cloud economics even with single-tenant disconnected customers.

Our business is built to expand within organizations and across sectors.

We move quickly to scale our partnerships with customers. Our software can support the full range of users in an organization across divisions or functions. It also provides a common analytical platform for users across industries and sectors.

Executives may set sales targets for data scientists to translate into forecasts. Supply chain managers take those forecasts to plan trade-offs between suppliers, and plant supervisors use their plans to execute production. We can power the entire spectrum of these interconnected decisions, within individual institutions and across them.

Our software brings diverse decision makers within an organization together: data engineers, data scientists, and machine learning experts, as well as senior executives, prime ministers, and four-star generals. All can, and do, collaborate using our software.

We have chosen sides.

Our software is used by the United States and its allies in Europe and around the world.

Some companies work with the United States as well its adversaries. We do not.

We believe that our government and commercial customers value this clarity.

Growth Strategies

We are pursuing a number of strategies to continue to grow the company, in both our commercial and government business segments in the United States and abroad. Our principal strategies are described below.

Continue expansion into the commercial sector.

Our current and potential commercial customers are some of the largest enterprises in the world. And we plan to continue expanding beyond our roots in the government sector.

The work of these commercial enterprises is vital to the lives we lead. We want to ensure that they have the software they need to do their jobs. We also believe that there is significant growth potential for us in the commercial sector, both in the United States and abroad, including in Europe and Asia.

Our focus in the near term will be to build partnerships with commercial enterprises that have the leadership necessary to effect structural change within their organizations and of their operations — to reconstitute themselves around data. Over the long term, we believe that every large company in the markets that we serve is a potential customer.

Increase our reach within existing customers.

For commercial customers, in sectors such as industrials, energy, financial services, media, and healthcare, our software can generate hundreds of millions of dollars, whether in the form of new sales or costs saved. For government customers, such as defense and intelligence agencies, the software promotes the safety and welfare of the constituents they serve.

The value that our software creates is what drives our expansion within individual organizations. Our platforms are designed to easily accommodate new users, workflows, and use cases. This allows us to rapidly scale within an institution.

Become the default operating system for data across the U.S. government.

The U.S. government is increasingly using alternative procurement methods to test commercial solutions, such as the software platforms we have built.

Our software is well positioned for this new procurement approach. Our platforms have been tested and improved over years of use across industries and can rapidly be deployed by the government with minor configurations. This gives us a significant edge over contractors selling custom tools.

Our lawsuit against the U.S. Army, brought in 2016 and discussed further below, has been a central reason for the federal government’s change in its approach to software procurement.

Expand our reach with U.S. allies abroad.

We intend to pursue significant expansion of our government work with U.S. allies abroad. Recent expansion with law enforcement agencies in Europe demonstrates our ability to capture these opportunities.

When ISIS attacked hundreds of people in 2015 and 2016 — in Paris, Brussels, Barcelona, and Berlin — our platforms became a key means of communication and information sharing between European intelligence agencies and the rest of the world.

Pursue new methods of customer acquisition and partnership.

We are pursuing specific channel-selling opportunities with leading cloud hosting providers that have existing relationships with prospective customers.

As we consider entering and growing in new markets outside the United States, we may continue to enter into additional partnerships, joint ventures, and alliances with strategic organizations that operate in our target markets.

For example, in Japan we launched a joint partnership with SOMPO Holdings, Inc., one of the largest insurance companies in the country, to help grow our commercial and government business in the Japanese market.

Become the industry default.

We intend to broaden our reach through partnerships that establish our platforms as the central operating system for entire industries.

This model has been successfully implemented in aviation, where Foundry now connects the industry’s in-flight, engineering, and operations data through our Skywise partnership with Airbus.

We anticipate opportunities to create similar industry-wide partnerships, such as for healthcare and financial services companies.

Continue to grow our direct sales force.

We are investing in an account-based sales force to identify new customers and opportunities.

Our decision to grow our sales force in recent years has resulted in a number of significant new customers, including companies in the Fortune 100 as well as a number of leading government agencies in the United States and other countries.

Our sales force remains relatively small, at about 3% of our total headcount. We will continue to invest in growing our direct sales force, which we believe will advance our strategies above.

10 U.S.C. § 2377

Section 2377 of the Federal Acquisition Streamlining Act (“FASA”) is a little known yet path-breaking law.

FASA was passed with the original intent of addressing procurement waste. The act requires the U.S. federal government to acquire “commercial items” for all of its procurements “to the maximum extent practicable.” 10 U.S.C. § 2377; 41 U.S.C. § 3307. That is, rather than pursue acquisition of custom developed items, the government must first consider readily available and proven commercial alternatives on the market.

The software we have built is a commercial item within the meaning of the law. A bespoke government solution, custom built by a consulting company, is not.

Leveling the Playing Field

After its passage in 1994, the law was largely ignored. Government procurement offices paid preferred suppliers for years, if not decades, to develop bespoke software. And commercial suppliers struggled to justify entering the federal market.

The regulations involved seemed too esoteric, and the market too dominated by incumbents who knew how to maneuver within the system to their advantage. Inside-the-Beltway defense contractors built entire businesses almost exclusively around selling custom technology solutions to the government, many of which we believe failed to achieve their intended purpose.

Palantir v. United States

For years, we struggled to make significant inroads in selling our software to large segments of the U.S. Army. This was despite consistent demand from the soldiers on the front lines for the capabilities our platforms offer. Soldiers from more than half of the Army’s brigades asked for our software, but their requests were often delayed or denied by the government.

In 2016, we won a lawsuit against the Army, challenging its decision to pursue a software development contract for the replacement of its battlefield intelligence system. In 2018, the United States Court of Appeals for the Federal Circuit upheld the ruling and directed the U.S. Army to consider existing commercially available products, whether rifles or software, before trying to build their own.

As our litigation progressed, the Army changed course and began reviewing commercial options to serve as part of its intelligence system. After testing real products, including our own, using real data, the Army selected our software to deploy to tactical units across the force.

Future Implications

The Army, as it works to ensure its service members have what they need to do their jobs, has begun evaluating commercially available products, such as our software, before turning to custom-built alternatives. Other government agencies have begun to follow suit.

Our victory in federal court is transforming the procurement of goods and services across the U.S. federal government.

For us, this shift in government acquisition represents a significant expansion of our potential opportunities with the U.S. federal government. We are working towards becoming the central operating system for all U.S. defense programs.

Our Customers

We work with many of the world’s leading government and commercial institutions. As of December 31, 2020, we had 139 customers.

An overview of those customers and the ways in which they use our software follows below.

Overview

Our software is currently used across 40 industries around the world.

Of the $1.1 billion in revenue that we generated in 2020, 56% came from customers in the government segment, and 44% came from customers in the commercial segment.

Our business continues to have a global presence. In 2020, we earned 52% of our revenue from customers in the United States, and 48% from those abroad. The expansion of our business outside of the United States has continued in recent years, particularly in Europe and Asia.

Our Software at Work

Our platforms are used by individuals spread across more than 150 countries.

Our software is in the hands of factory workers, soldiers, clinicians, prosecutors, investigators, claims adjusters, technicians, intelligence analysts, and social workers around the world. It is used by assembly workers in France, pharmaceutical researchers in Germany, public health administrators in the United Kingdom, and special forces personnel and senior military officials in the United States.

Industries and Sectors

In addition to supporting individual institutions, our platforms have become central operating systems for entire industries and sectors.

Our work with Airbus, for example, was initially focused on the production of the A350 aircraft. The deployment of our software soon grew into Skywise, our aviation platform that has become the central operating system of the airline industry.

Skywise connects more than 9,000 aircraft across more than 100 airlines. Decision makers at each of these institutions use Skywise to more efficiently design, manufacture, service, operate, and maintain their global fleets.

Similarly, when it comes to our work with defense and intelligence agencies, our software is not only used by individual organizations but is also used to enable sharing of information and collaboration across agencies and countries. This is made possible by our software’s access controls, which enable agencies to work on the same platform simultaneously and securely.

Sales and Marketing

Our approach to sales and marketing is built around the first two phases of our business model, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Business Model”: customer acquisition (in the Acquire phase) and account growth (in the Expand phase).

Customer Acquisition

Our customer acquisition strategy targets large-scale, hard-to-execute opportunities at large government and commercial institutions. The high installation costs, high failure risks, complexity of data environments, and the long sales cycles associated with these opportunities raise the barriers to entry for competition. The larger, more complex, and more technologically demanding the problem, the more likely we are to succeed.

Across both the public and private sectors, there is a history of failures when investing in new technologies. One U.S. military department spent more than $1 billion building an enterprise resource planning system from scratch. The system was never delivered, and the project was terminated.

Many of our customers have had similar experiences investing millions — even billions — of dollars in digital transformation projects, enterprise data warehouses, and digital twin initiatives that never really worked.

These failures have made both software buyers and vendors highly risk-averse. Institutions often doubt that any vendor can implement a working solution and are unwilling to invest. On the other hand, smaller technology companies are often unable to compete for complex, large-scale opportunities because installation costs and the risks of failure are too high, and the sales cycles too long.

These are precisely the opportunities we target. Rather than reject projects with risky and resource intensive installation requirements, we actively seek them out.

There are a number of sales and marketing strategies that have accelerated our ability to acquire customers in recent years:

Direct Sales Force

We have invested and continue to invest in an account-based sales force to identify new customers and opportunities.

We believe that our decision to grow our sales force in recent years has resulted in multiple new customers that are in the Fortune 100 and include leading government agencies around the world. We will continue to expand headcount in our direct sales force.

Sector and Industry Platforms

We are developing industry operating systems to help companies and government agencies manage operations across their entire organizations. These operating systems allow our software to be distributed at scale to institutions within given industries.

For example, Skywise is our aviation platform that we have developed in partnership with Airbus. Our approach with Airbus involves a collaborative go-to-market strategy to distribute the Foundry platform across the aviation industry. The adoption of our software has been swift. Since June 2017, Skywise has expanded from zero to more than one hundred airlines on the platform. Each one is now an existing or potential customer.

We are working on similar partnerships in the insurance, healthcare, automotive, and government sectors, which we anticipate will have a significant impact on our business moving forward.

U.S. Government

We intend to capture an even greater share of U.S. federal government spending on software systems, following our legal victory in federal court. The ruling requires the government to consider commercially available products, such as our software, before attempting to build its own.

We generated a total of $51.9 million in revenue from our U.S. Army accounts from 2008 through September 2018, when the federal court ruled in our favor. Since the ruling, we generated $231.8 million in revenue from those accounts as of December 31, 2020.

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Business Model — Government Contracts” for a discussion of the terms of our government contracts.

Channel Sales & Cloud Partnerships

We are exploring the development of channel sales partnerships for specific industries and sectors by partnering closely with leading providers of public, private, and hybrid cloud services, which have relationships with essentially every major enterprise in the world and have large, existing sales forces.

This channel emerged as an extension of the large computing requirements for our platforms and the migration towards the cloud as the hosting environment of choice for many customers. The existing footprint of these providers provides us with access to their large customer base and expands our distribution capabilities.

Joint Ventures & New Business Partnerships

We intend to continue to form joint ventures and new business partnerships, where we believe specific industries or sectors require a local partner and additional investment in order to realize the full potential of our platforms.

In 2019, we announced the formation of Palantir Technologies Japan K.K., or Palantir Japan, a Japanese technology company co-founded by SOMPO Holdings, Inc. and Palantir. We formed Palantir Japan to deploy our platforms across commercial and governmental institutions in the Japanese market.

In 2020, EMD Digital Inc., an affiliate of Merck KGaA, Darmstadt, Germany, and Palantir launched a joint partnership called Syntropy to accelerate cancer research through secure collaboration within the global scientific community.

Account Growth

There are a number of sales and marketing strategies that we use to drive revenue growth at an account.

These strategies include (1) creating new ecosystem partnerships to extend the platform beyond the customer’s four walls into the operations of its partners and suppliers, (2) selling additional productized cross-industry software capabilities, and (3) selling strategic implementations of our software against specific use cases, which deliver competitive differentiation.

Our sales and marketing strategies allow us to scale existing customer contracts horizontally to include additional divisions or functions within a single institution and vertically to include additional users and user groups. In tackling the customer’s most pressing and challenging problems first, we establish the trust needed to expand platform usage across the full enterprise.

For each customer, we evaluate our revenue growth and margin potential on a continuous basis and seek to allocate our personnel, including our FDEs, to the highest revenue growth opportunities. As long as we continue to see opportunities to scale our revenue base at an existing customer, internal resources may continue to be allocated to that customer even if those allocations reduce contribution margin in the short term.

Research and Development

Palantir was founded on the premise that the most critical challenges cannot be solved from the comforts of Silicon Valley. They can only be solved by working directly with customers.

An industry’s problems and strengths are not uniform across institutions. As a result, traditional software solutions can rarely resolve them. Custom code and consulting teams are unsustainable alternatives.

We believe that in order to fully address the most complex and valuable challenges that our customers face, we must experience and understand their problems firsthand. To do so, we embed with our users, from the special forces personnel in forward operating bases to oil rig engineers in the field.

Our FDEs are our first line in identifying research and development opportunities for our platforms. By working alongside users, whether on site or remotely, FDEs have a deep understanding of what our customers need, how and why they make decisions, and how they calculate trade-offs.

Instead of hard-wiring those observations into bespoke applications, our developers incorporate them into flexible platforms that adapt to the realities that our customers face. Our software incorporates what we have learned from tens of thousands of front-line hours across the 40 industries in which we work.

Our direct research and development expenses were $560.7 million and $305.6 million for the years ended December 31, 2020 and 2019, respectively. We have invested a total of $2.0 billion in research and development since 2008.

Privacy and Civil Liberties

We are committed to ensuring that our software is as effective as possible while preserving individuals’ fundamental rights to privacy and civil liberties. We have made deep investments to ensure that safeguarding privacy and civil liberties protections remains central to our software and business practices.

Our platforms were built from the start to protect individual privacy and prevent the misuse of information. We are not in the business of collecting, mining, or selling data. We build software platforms that enable our customers to integrate their own data — data that they already have.

The same technology that makes Palantir so analytically powerful — its ability to construct a model of the real world from countless data points — is what allows our customers to monitor and control access to that data and its use.

Principles

As we build software to answer questions of increasing significance and complexity, we apply a set of principles at all stages of the development of our software and its deployment.

•

Systems must incorporate privacy from the beginning of the design process. Our goal has always been to eliminate the perceived trade-offs between privacy and utility. To do this, we treat privacy as a fundamental concern at every stage of the engineering process.

•

Decisions that can affect individuals’ rights and liberties cannot be left solely to computers. Our customers are using data to inform decisions with significant implications for individuals. Rather than relying on algorithms that inhibit accountability, our software empowers humans to make informed decisions.

•

Technology is not the answer to every problem. Some decisions carry implications that are too complex or significant to be automated. We strive to understand major world problems and think critically about whether it’s possible to build complementary solutions in an ethically responsible way.

Customer Impact

Some examples of the ways in which our software facilitates data protection at our customers follow below.

•

Our platforms serve as the central analytics system of a major law enforcement agency in northern Europe. Scandinavia has long been at the forefront of data protection, and our software facilitates effective implementation of its rigorous privacy policies.

•

A customer in Europe needed to adhere to rigorous purpose specification and proportionality requirements during sensitive analytical workflows. We worked with the customer to implement technical measures requiring analysts to provide reviewable justifications for access. Those controls were further supported by auditing capabilities to ensure that data processing satisfied legitimate purposes under the relevant regulations.

•

A multinational insurer sought to build and apply machine-learning models to surface fraudulent insurance claims, while ensuring that processing was sufficiently transparent, interpretable, and accountable to decision makers and oversight authorities. We helped to configure and implement a number of supporting privacy-enhancing features, including pseudonymization processes to minimize data exposure, rigorous documentation of machine learning model features and parameters, and auditing tools for users and regulators.

Our Team

We employ a team of engineers, lawyers, and social scientists to ensure that our company remains a leader in the field when it comes to privacy practices and software development.

The Privacy and Civil Liberties Engineering team is responsible for ensuring a culture of responsibility around the development and use of our technology by leading the development of privacy-enhancing technologies, publishing research, consulting with policymakers, helping our customers implement data governance best practices, and facilitating company-wide dialogue on ethical issues. The team is supported by the Palantir Council of Advisors on Privacy and Civil Liberties, a group of independent experts in privacy law, policy, and ethics who help us to understand and address the implications of our work.

Privacy-Enhancing Technologies

•	Access Controls. Our platforms provide highly granular access restrictions with subtle and flexible access permissions, such as temporal and purpose-based limitations. This allows for precision data management — even, at times, across multiple, independent databases — that closely aligns access with customer specifications. For example, a user sees only the specific information necessary for a defined task (e.g., investigating a specific crime or determining whether to extend credit to an individual).

•

Sensitive Data Inference. Institutions managing sprawling collections of data often struggle to keep track of which data assets include sensitive fields such as personal identifiers or health records. Our software provides inference tools to assist institutions in detecting the presence of such data so that they can flag and handle the data appropriately.

•

Federation. Federation allows users to search and analyze data from multiple, independent databases without duplicating and centralizing data in a single place. Our platforms provide intelligent query interfaces that reduce the complexity of federation so that users can access the information they need without directly integrating the source into the platform.

•

Audit Logging and Analysis. User actions — including searches, data use justifications, access requests, analyst collaborations, and report generation — within a system must be recorded to ensure that authorized oversight entities, both internal to an institution and external, can confirm appropriate and lawful data usage. Our platforms maintain audit logs and make them accessible to (and readable by) authorized users to help them both retroactively investigate and proactively identify misuse of systems.

•

Data Integrity and Redress. Our platforms track the provenance and version history of all data in the system so that users can assess the reliability of the data and review and correct inaccuracies. Providing users with well-curated, up-to-date data reduces the risks of erroneous conclusions.

•

Data Retention and Deletion. Institutions must be able to implement flexible and auditable retention policies and verify that data flagged for deletion has truly been purged from the system. Our platforms enable institutions to schedule and manage the removal of old or irrelevant information as required by data management best practices or applicable regulations.

Competition

We are fundamentally competing with the internal software development efforts of our potential customers.

Organizations frequently attempt to build their own data platforms before turning to buy ours. In trying to build something on their own, they generally rely on a patchwork of custom solutions, outside consultants, IT services companies, packaged enterprise and open source software, and significant internal IT resources.

In addition, our competitors include large enterprise software companies, government contractors, and system integrators. We also face competition from emerging companies as well as established companies that are only now beginning to enter this market.

The principal competitive factors in the markets in which we operate include:

•	platform capabilities and product functionality;

•	data security and privacy;

•	ease and speed of adoption, use, and deployment;

•	product innovation;

•	pricing and cost structures;

•	customer experience, including support; and

•	brand awareness and reputation.

While we believe we generally compete favorably with our competitors, as well as with software developed by customers internally, based on these competitive factors, some of our competitors have greater name recognition, longer operating histories, and larger customer bases; larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products; broader, deeper, or otherwise more established relationships with technology, channel, and distribution partners and customers; wider geographic presence or greater access to larger potential customer bases; greater focus in specific geographies; lower labor and research and development costs; larger and more mature intellectual property portfolios; and substantially greater financial, technical, and other resources to provide support, to make acquisitions, and to develop and introduce new products.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights.

We seek to protect our proprietary inventions relevant to our business through patent protection in the United States and abroad; however, we are not dependent on any particular patent or application for the operation of our business.

In addition, we have registered “Palantir” as a trademark in the United States and other jurisdictions. We also have registered trademarks for “Gotham,” “Palantir Foundry,” and our corporate logo, and are the registered holder of a variety of domestic and international domain names that include “Palantir,” including, most importantly, “Palantir.com.”

In addition to the protection provided by our intellectual property rights, we enter into proprietary information and invention assignment agreements or similar agreements with our employees, consultants, and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our agreements with customers.

Seasonality

We generally experience seasonality in the timing of recognition of revenue as a result of the timing of the execution of our contracts, as we have historically executed many of our contracts in the third and fourth quarters due to the fiscal year ends and procurement cycles of our customers. See “Risk Factors—Seasonality may cause fluctuations in our results of operations and position.”

Employees and Human Capital

Our employees are critical to the success of our business. As of December 31, 2020, we had 2,439 full-time employees, including 901 employees employed outside of the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.

Other than our employees in France, who are represented by a works council, none of our employees is represented by a labor union. We have not experienced any work stoppages due to employee disputes, and we believe that our employee relations are strong.

Our human capital resources objectives include recruiting, retaining, training, and motivating our personnel. The principal purposes of our incentive compensation policies are to attract, retain, and reward personnel through the granting of equity-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We strive to foster a diverse and inclusive culture and environment which encourages active dialogue and robust engagement on the issues most salient to employee satisfaction and believe our employees are empowered to play a significant role in shaping the direction and success of the company.

Available Information

Our website is https://www.palantir.com, our investor relations website is https://investors.palantir.com, and our Twitter account is @PalantirTech. We have used, and intend to continue to use, our website, investor relations website, LinkedIn, and Twitter accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters is also available on our investor relations website under the heading “Governance.” The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

•	we have incurred losses each year and we may not become profitable in the future;

•	we may not be able to sustain our revenue growth rate;

•	our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable;

•	a limited number of customers account for a substantial portion of our revenue;

•	our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis;

•	seasonality may cause fluctuations in our results of operations and position;

•	our platforms are complex and may have a lengthy implementation process;

•	we may not successfully develop and deploy new technologies to address the needs of our customers;

•	our platforms must operate with third-party products and services;

•	we may be unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand;

•	we may be unable to successfully build, expand, and deploy our marketing and sales organization;

•	we may not able to maintain and enhance our brand and reputation;

•	unfavorable news or social media coverage may harm our reputation and business;

•	exclusive arrangements or unique terms with customers or partners may result in significant risks or liabilities to us;

•	we face intense competition in our markets;

•	we may be unable to maintain or properly manage our culture as we grow;

•	we may not enter into relationships with potential customers if we consider their activities to be inconsistent with our organizational mission or values;

•	joint ventures, channel sales relationships, platform partners and strategic alliances may be unsuccessful;

•	we may not be successful in executing our strategy to increase our sales to larger customers;

•	breach of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems or unauthorized access to data;

•	the COVID-19 pandemic may continue to significantly affect our business and operations;

•	the market for our platforms and services may develop more slowly than we expect;

•	issues in the use of artificial intelligence in our platforms may result in reputational harm or liability;

•	we depend on computing infrastructure of third parties and they may experience errors, disruption, performance problems, or failure;

•	we may fail to adequately obtain, maintain, protect and enforce our intellectual property and other proprietary rights;

•	we may be subject to intellectual property rights claims;

•	there may be real or perceived errors, failures, defects or bugs in our platforms;

•	we rely on the availability of third-party technology that may be difficult to replace or that may cause errors;

•	our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters;

•	our non-U.S. sales and operations subject us to additional risks and regulations;

•	we may encounter unfavorable outcomes in legal, regulatory, and administrative inquiries and proceedings;

•	we may fail to receive and maintain government contracts or there may be changes in the contracting or fiscal policies of the public sector;

•	the majority of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance;

•	we may not realize the full value of our customer contracts;

•	there may be a decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contracts awards; and

•

the multi-class structure of our common stock, the Founder Voting Trust Agreement and the Founder Voting Agreement concentrate voting power with certain stockholders, in particular, our Founders and their affiliates.

Risks Related to Our Business and Industry

We have incurred losses each year since our inception, we expect our operating expenses to increase, and we may not become profitable in the future.

We have incurred losses each year since our inception as reflected in our consolidated statements of operations included elsewhere in this filing, and we may never achieve or maintain profitability. In addition, our operating expenses have increased over time. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers via our Acquire, Expand, and Scale business model and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model often requires us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them, which may result in no or minimal future revenue. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations.

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

Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about economic conditions (including as a result of the ongoing COVID-19 outbreak), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

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

Our top three customers together accounted for 25% and 28% of our revenue for the years ended December 31, 2020 and 2019, respectively. Our top three customers by revenue, for the year ended December 31, 2020, have been with us for an average of 5.7 years as of December 31, 2020. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.

While we generally offer contract terms up to five years in length, our customers sometimes enter into shorter-term contracts, such as one-year subscriptions, which may not provide for automatic renewal and may require the customer to opt-in to extend the term. Our customers have no obligation to renew, upgrade, or expand their agreements with us after the terms of their existing agreements have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with notice periods of varying lengths, generally three to six months. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths or for a reduced scope; or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations could be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.

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

We may not realize the full deal value of our customer contracts, which may result in lower than expected revenue.

As of December 31, 2020, the total remaining deal value of the contracts that we had been awarded by, or entered into with, commercial and government customers, including existing contractual obligations and contractual options available to those customers, was $2.8 billion. Of our total remaining deal value, as of December 31, 2020, $1.5 billion was the remaining deal value of our contracts with commercial customers and $1.3 billion was the remaining deal value of our contracts with government customers.

The majority of these contracts are subject to termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.

We historically have not realized all of the revenue from the full deal value of our customer contracts, and we may not do so in the future. This is because the actual timing and amount of revenue under contracts included are subject to various contingencies, including exercise of contractual options, customers not terminating their contracts, and renegotiations of contracts. In addition, delays in the completion of the U.S. government’s budgeting process, the use of continuing resolutions, and a potential lapse in appropriations, or similar events in other jurisdictions, could adversely affect our ability to timely recognize revenue under certain government contracts.

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

Our platforms are complex and may have a lengthy implementation process, and any failure of our platforms to satisfy our customers or perform as desired could harm our business, results of operations, and financial condition.

Our platforms and services are complex and are deployed in a wide variety of network environments. Implementing our platforms can be a complex and lengthy process since we often configure our existing platforms for a customer’s unique environment. Inability to meet the unique needs of our customers may result in customer dissatisfaction and/or damage to our reputation, which could materially harm our business. Further, the proper use of our platforms may require training of the customer and the initial or ongoing services of our technical personnel as well as O&M services over the contract term. If training and/or ongoing services require more of our expenditures than we originally estimated, our margins will be lower than projected.

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

Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new product modules, will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.

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

Our new and existing platforms and changes to our existing platforms could fail to attain sufficient market acceptance for many reasons, including:

•	Our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•	Product defects, errors, or failures or our inability to satisfy customer service level requirements;

•	Negative publicity or negative private statements about the security, performance, or effectiveness of our platforms or product enhancements;

•	Delays in releasing to the market our new offerings or enhancements to our existing offerings, including new product modules;

•	Introduction or anticipated introduction of competing platforms or functionalities by our competitors;

•	Inability of our platforms or product enhancements to scale and perform to meet customer demands;

•

Receiving qualified or adverse opinions in connection with security or penetration testing, certifications or audits, such as those related to IT controls and security standards and frameworks or compliance;

•	Poor business conditions for our customers, causing them to delay software purchases;

•	Reluctance of customers to purchase proprietary software products;

•	Reluctance of our customers to purchase products hosted by our vendors and/or service interruption from such providers; and

•	Reluctance of customers to purchase products incorporating open source software.

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

The competitive position of our platforms depends in part on their ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our platforms with such third-party products and services, our business, financial condition, and results of operations could be adversely impacted.

The competitive position of our platforms depends in part on their ability to operate with products and services of third parties, software services, and infrastructure, including but not limited to, in connection with our joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements where applicable. As such, we must continuously modify and enhance our platforms to adapt to changes in, or to be integrated or otherwise compatible with, hardware, software, networking, browser, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platforms may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third-party were to develop software or services that compete with ours, that provider may choose not to support one or more of our platforms. We intend to facilitate the compatibility of our platforms with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.

If we fail to manage future growth effectively, our business could be harmed.

Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 2,439 full-time employees as of December 31, 2020, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.

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

In order to successfully scale our unique sales model, we must, and we intend to continue to, increase the size of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers while preserving the cultural and mission-oriented elements of our company. If we do not hire a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our unique sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we may need to invest significant resources in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

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

We believe that maintaining and enhancing our brand identity and reputation is important to our relationships with, and to our ability to attract and retain customers, partners, investors, and employees. The successful promotion of our brand depends upon our ability to continue to offer high-quality software, maintain strong relationships with our customers, the community, and others, while successfully differentiating our platforms from those of our competitors. Unfavorable media coverage may adversely affect our brand and reputation. We anticipate that as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we do not successfully maintain and enhance our brand identity and reputation, we may fail to attract and retain employees, customers, investors, or partners, grow our business, or sustain pricing power, all of which could adversely impact our business, financial condition, results of operations, and growth prospects. Additionally, despite our internal safeguards and efforts to the contrary, we cannot guarantee that our customers will not ultimately use our platforms for purposes inconsistent with our company values, and such uses may harm our brand and reputation.

Our reputation and business may be harmed by news or social media coverage of Palantir, including but not limited to coverage that presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information.

Publicly available information regarding Palantir has historically been limited, in part due to the sensitivity of our work with customers or contractual requirements limiting or preventing public disclosure of certain aspects of our work or relationships with certain customers. As our business has grown and as interest in Palantir and the technology industry overall has increased, we have attracted, and may continue to attract, significant attention from news and social media outlets, including unfavorable coverage and coverage that is not directly attributable to statements authorized by our leadership, that incorrectly reports on statements made by our leadership or employees and the nature of our work, perpetuates unfounded speculation about company involvements, or that is otherwise misleading. If such news or social media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding Palantir, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected. Due to the sensitive nature of our work and our confidentiality obligations and despite our ongoing efforts to provide increased transparency into our business, operations, and product capabilities, we may be unable to or limited in our ability to respond to such harmful coverage, which could have a negative impact on our business.

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

Our contracts with our customers are typically non-exclusive, but we have historically entered into arrangements with our customers and our partners that include exclusivity provisions, and we expect to continue to do so in the future. These exclusivity provisions limit our ability to license our platforms and provide services to specific customers, or to compete in certain geographic markets and industries, which may limit our growth and negatively impact our results. In addition, we have entered into joint ventures and strategic alliances with our customers, as described below, which also limit our ability to compete in certain geographic markets or industry verticals.

Historically, we have in limited circumstances entered into unique contractual and pricing arrangements with our customers, including some that may be outside of our typical scope of business, including arrangements relating to non-cash items.

We face intense competition in our markets, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The markets for our platforms are very competitive, and we expect such competition to continue or increase in the future. A significant number of companies are developing products that currently, or in the future may, compete with some or all aspects of our proprietary platforms. We may not be successful in convincing the management teams of our potential customers to deploy our platforms in lieu of existing software solutions or in-house software development projects often favored by internal IT departments or other competitive products and services. In addition, our competitors include large enterprise software companies, government contractors, and system integrators, and we may face competition from emerging companies as well as established companies who have not previously entered this market. Additionally, we may be required to make substantial additional investments in our research, development, services, marketing, and sales functions in order to respond to competition, and there can be no assurance that we will be able to compete successfully in the future.

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

Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market, or our failure to compete effectively, may result in fewer orders, reduced revenue and margins, and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size software firms and consequently customers’ willingness to purchase from such firms.

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

Our culture emphasizes rapid innovation and advancement of successful hires who may in some cases have limited prior industry expertise and prioritizes customer outcomes over short-term financial results, and if we cannot maintain or properly manage our culture as we grow, our business may be harmed.

We have a culture that encourages employees to quickly develop and launch key technologies and platforms intended to solve our customers’ most important problems and prioritizes the advancement of employees to positions of significant responsibility based on merit despite, in some cases, limited prior work or industry experience. Much of our hiring into technical roles comes through our internship program or from candidates joining us directly from undergraduate or graduate engineering programs rather than industry hires. Successful entry-level hires are often quickly advanced and rewarded with significant responsibilities, including in important customer-facing roles as project managers, development leads, and product managers. Larger competitors, such as defense contractors, system integrators, and large software and service companies that traditionally target large enterprises typically have more sizeable direct sales forces staffed by individuals with significantly more industry experience than our customer-facing personnel, which may negatively impact our ability to compete with these larger competitors. We have historically operated with a relatively flat reporting and organization structure and have few formal promotions. As our business grows and becomes more complex, the staffing of customer-facing personnel, some of whom may have limited industry experience, may result in unintended outcomes or in decisions that are poorly received by customers or other stakeholders. For example, in many cases we launch, at our expense, pilot deployments with customers without a long-term contract in place, and some of those deployments have not resulted in the customer’s adoption or expansion of its use of our platforms and services, or the generation of significant, or any, revenue or payments. In addition, as we continue to grow, including geographically, we may find it difficult to maintain our culture.

Our culture also prioritizes customer outcomes over short-term financial results, and we frequently make service and product decisions that may reduce our short-term revenue or cash flow if we believe that the decisions are consistent with our mission and responsive to our customers’ goals and thereby have the potential to improve our financial performance over the long term. These decisions may not produce the long-term benefits and results that we expect or may be poorly received in the short term by the public markets, in which case our customer growth and our business, financial condition, and results of operations may be harmed.

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

Joint ventures, channel sales relationships, platform partnerships, and strategic alliances may have a material adverse effect on our business, results of operations and prospects.

We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer (“OEM”) and reseller relationships), platform partnerships, and strategic alliances as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to unexpected liabilities, they may conflict with our increased sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in January 2021, we entered into a channel sales relationship with International Business Machines Corporation (“IBM”), pursuant to which we expect IBM to supply a new product leveraging certain components of Foundry integrated with IBM’s Cloud Pak for Data. In addition, in November 2019, we created a jointly controlled entity in Japan with SOMPO. We believe this arrangement offers our business strategic operational advantages within the Japanese market, but it also limits our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in Japanese markets or industry verticals, which limits our opportunities for growth in Japan and, depending on the success of the entity, may negatively impact our results. Additionally, in 2016, we entered into a partnership with Airbus S.A.S. (“Airbus”) that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus.

Entry into certain joint ventures, channel sales relationships, platform partnerships, or strategic alliances now or in the future may be subject to government regulation, including review by U.S. or foreign government entities related to foreign direct investment. If a joint venture or similar arrangement were subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

As our joint ventures, channel sales relationships, platform partnerships, and strategic alliances come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. When we enter into joint ventures, channel sales relationships, platform partnerships, and strategic alliances, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, or software configuration that we would otherwise provide. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement and our ability to influence, or have visibility into, the sales, marketing, and related efforts of our partners may be limited. In the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement. We may have interests that are different from our joint venture partners and/or which may affect our ability to successfully collaborate with a given partner. Similarly, one or more of our partners in a joint venture, channel sales relationship, platform partnership, or strategic alliance may independently suffer a bankruptcy or other economic hardship that negatively affects its ability to continue as a going concern or successfully perform on its obligation under the arrangement. In addition, customer satisfaction with our products provided in connection with these arrangements may be less favorable than anticipated, negatively impacting anticipated revenue growth and results of operations of arrangements in question. Further, some of our strategic partners offer competing products and services or work with our competitors. As a result of these and other factors, many of the companies with which we have or are seeking joint ventures, channel sales relationships, platform partnerships, or strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our platforms, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with these partners, our ability to compete in a given marketplace or to grow our revenue would be impaired, and our results of operations may suffer. Even if we are successful in establishing and maintaining these relationships with our partners, we cannot assure you that these relationships will result in increased customer usage of our platforms or increased revenue. Additionally, if our partners’ brand, reputation, or products are negatively impacted in any way, that could impact our expected outcomes in those markets.

Further, winding down joint ventures, channel sales relationships, platform partnerships, or other strategic alliances can result in additional costs, litigation, and negative publicity. Any of these events could adversely affect our business, financial condition, results of operations, and growth prospects.

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

An important part of our growth strategy is to increase sales of our platforms to large enterprises and government entities. Sales to large enterprises and government entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•	Increased leverage held by large customers in negotiating contractual arrangements with us;

•	Changes in key decision makers within these organizations that may negatively impact our ability to negotiate in the future;

•	Customer IT departments may perceive that our platforms and services pose a threat to their internal control and advocate for legacy or internally developed solutions over our platforms;

•	Resources may be spent on a potential customer that ultimately elects not to purchase our platforms and services;

•	More stringent requirements in our service contracts, including stricter service response times, and increased penalties for any failure to meet service requirements;

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

The ongoing global COVID-19 outbreak has significantly affected our business and operations.

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

Historically, a significant portion of our field sales, operations and maintenance, and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, and the precautionary measures that we have adopted, substantially all of our field sales and professional services activities are being conducted remotely, which has resulted in a decrease in our travel and office expenditures. However, we expect our travel expenditures to increase in the future, which could negatively impact our financial condition and results of operations. As of the date of this Annual Report on Form 10-K, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers.

In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations.

Furthermore, as a result of the COVID-19 pandemic, we are not requiring employees who are able to work remotely to come into the office through at least June 2021. It is possible that widespread remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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

We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, automotive, airlines and aerospace, consumer packaged goods, insurance, retail, transportation, shipping and logistics, and energy industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

In the future, we may not be able to secure the financing necessary to operate and grow our business as planned, or to make acquisitions.

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations As of December 31, 2020, we had $200.0 million of term loans outstanding and an additional $200.0 million of undrawn revolving commitments available under our secured credit facility. The principal amounts outstanding under this loan will be due and payable in June 2023, and interest payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital, or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. Even if successful, actions taken to improve short-term liquidity in order to meet our debt service and other obligations could harm our long-term business prospects, financial condition, and results of operations.

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

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our secured credit facility or instruments governing any future indebtedness of ours. Additionally, our credit facility is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our secured credit facility could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our secured credit facility could trigger a cross default under agreements governing any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our secured credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2020, we were in compliance with all covenants and restrictions associated with our secured credit facility.

Variable rate indebtedness that we have incurred or may incur under our secured credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

As of December 31, 2020, we had an aggregate of $200.0 million of term indebtedness outstanding under our secured credit facility. Borrowings under the secured credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our secured credit facility bear interest at LIBOR (or any successor rate) plus 2.75% or a base rate plus 1.75% and are payable quarterly or more or less frequently in certain circumstances.

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

•	Potential goodwill impairment charges related to acquisitions;

•	We may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	An acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

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

Risks Related to Intellectual Property, Information Technology, Data Privacy and Security

If any of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems, are breached or if unauthorized access to customer or third-party data is otherwise obtained, public perception of our platforms and O&M services may be harmed, and we may lose business and incur losses or liabilities.

Our success depends in part on our ability to provide effective data security protection in connection with our platforms and services, and we rely on information technology networks and systems to securely store, transmit, index, and otherwise process electronic information. Because our platforms and services are used by our customers to store, transmit, index, or otherwise process and analyze large data sets that often contain proprietary, confidential, and/or sensitive information (including in some instances personal or identifying information and personal health information), our software is perceived as an attractive target for attacks by computer hackers or others seeking unauthorized access, and our software faces threats of unintended exposure, exfiltration, alteration, deletion, or loss of data. Additionally, because many of our customers use our platforms to store, transmit, and otherwise process proprietary, confidential, or sensitive information, and complete mission critical tasks, they have a lower risk tolerance for security vulnerabilities in our platforms and services than for vulnerabilities in other, less critical, software products and services.

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

Issues in the use of artificial intelligence (“AI”) (including machine learning) in our platforms may result in reputational harm or liability.

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

Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. AWS, Microsoft Azure, and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If AWS, Microsoft Azure, or other third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.

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

Real or perceived errors, failures, or bugs in our platforms and services, or dissatisfaction with our services and outcomes, could result in customer terminations and/or claims by customers for losses sustained by them. In such an event, we may be required, or we may choose, for customer relations or other reasons, to expend additional resources in order to help correct any such errors, failures, or bugs. Although we have limitation of liability provisions in our standard software licensing and service agreement terms and conditions, these provisions may not be enforceable in some circumstances, may vary in levels of protection across our agreements, or may not fully or effectively protect us from such claims and related liabilities and costs. We generally provide a warranty for our software products and services and an SLA for our performance of software operations via our O&M services to customers. In the event that there is a failure of warranties in such agreements, we are generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable SLA, or, if we are unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

Risks Related to Legal, Regulatory and Accounting

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

We are subject to a variety of local, state, national, and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their obligations. We cannot yet fully predict the impact of the CCPA and CPRA on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.

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

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. As these legal regimes relating to privacy, data protection, and information security continue to evolve, they may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our platforms, or we may simply fail to properly develop or implement our practices, policies, procedures, or features in compliance with such obligations. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platforms, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing obligations, make enhancements, or develop new platforms and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platforms.

These existing and proposed laws and regulations can be costly to comply with and can make our platforms and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our platforms to comply with the laws, regulations, directives, policies, industry standards, or legal obligations of the U.S., European Union, or other governmental or non-governmental bodies at the regional, national, or supra-national level relating to privacy, data protection, or information security, or any security incident that results in actual or suspected loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

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

•	Management and employee communication and integration problems resulting from language differences, cultural differences, and geographic dispersion;

•	Difficulties in repatriating or transferring funds from, or converting currencies in, certain countries;

•	Potentially adverse tax consequences, including multiple and possibly overlapping tax regimes, the complexities of foreign value-added tax systems, and changes in tax laws;

•	Lack of familiarity with local laws, customs, and practices, and laws and business practices favoring local competitors or partners; and

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

Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. We may be subject to government inquiries that drain our time and resources, tarnish our brand among customers and potential customers, prevent us from doing business with certain customers or markets, including government customers, affect our ability to hire, attract and maintain qualified employees, or require us to take remedial action or pay penalties. From time to time, we receive formal and informal inquiries from governmental agencies and regulators regarding our compliance with laws and regulations or otherwise relating to our business or transactions. Any negative outcome from such inquiries or investigations or failure to prevail in any possible civil or criminal litigation could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.

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

The number and significance of our legal disputes and inquiries may increase as we continue to grow larger, as our business has expanded in employee headcount, scope, and geographic reach, and as our platforms and services have become more complex. Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time consuming and can divert our resources and leadership’s attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our platforms or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Additional information regarding certain of the lawsuits we are involved in is described further in Note 9. Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Furthermore, our activities are subject to the economic sanctions, laws and regulations of the United States and other jurisdictions. Such controls prohibit the shipment or transfer of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by applicable sanctions. We take precautions to prevent our offerings from being exported in violation of these laws, including: (i) seeking to proactively classify our platforms and obtain authorizations for the export and/or import of our platforms where appropriate, (ii) implementing certain technical controls and screening practices to reduce the risk of violations, and (iii) requiring compliance with U.S. export control and sanctions obligations in customer and vendor contracts. However, we cannot guarantee the precautions we take will prevent violations of export control and sanctions laws.

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

We prepare consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our financial statements. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

For example, recent new standards issued by the Financial Accounting Standards Board could materially impact our financial statements, including Accounting Standards Codification Topic 842 (“ASC 842”), Leases, which we adopted during the year ended December 31, 2020. The adoption of this new standard required enhancements to, and changes in our processes and systems, and may require significant additional time and cost on behalf of our financial management. This may in turn adversely affect our results of operations and growth prospects.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, and income taxes.

We could be subject to additional tax liabilities.

We are subject to federal, state, and local income taxes in the U.S. and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws. Tax authorities in the United States and various foreign jurisdictions may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.

We may not be able to utilize a significant portion of our net operating loss carry-forwards and tax credits, which could adversely affect our results of operations.

We record an asset for the future tax benefits from unused U.S. federal and state net operating losses (“NOLs”) and tax credits subject to a full valuation allowance. Federal, state and foreign taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize the net operating and tax credit assets reflected on our balance sheet. In general, under Section 382 of the United States Internal Revenue Code of 1986 (the “Code”), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior year NOLs could expire without benefit. Changes in the law may also impact our ability to use our net operating loss and tax credit carryforwards.

There is also a risk that the expiration of our existing net operating losses or tax credits or a limitation on their use to offset future income tax liabilities could result from statutory or regulatory changes, especially in reaction to the COVID-19 pandemic.

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

Relationships and Business with the Public Sector

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

Certain government contracts may require our employees to maintain various levels of security clearances and may require us to maintain a facility security clearance to comply with U.S. and international government agency requirements. Many governments have strict security clearance requirements for personnel who perform work in support of classified programs. Obtaining and maintaining security clearances for employees typically involves a lengthy process, and it can be difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then we may be unable to comply with relevant U.S. and international government agency requirements, or our customers requiring classified work could choose to terminate or decide not to renew one or more contracts requiring employees to obtain or maintain security clearances upon expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and existing contracts requiring a facility security clearance could be terminated, either of which would have an adverse impact on our business, financial condition, and results of operations.

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

Because we generate a substantial portion of our revenue from contracts with governments and government agencies, and in particular from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2021. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.

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

Risks Related to Ownership of Our Class A Common Stock

The public trading price of our Class A common stock may be volatile and may decline regardless of our operating performance.

Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The public trading price of our Class A common stock could be subject to fluctuations in response to various factors, including those listed in this Annual Report on Form 10-K, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:

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

In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the trading prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources and harm our business, financial condition, and results of operations.

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

In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of December 31, 2020, approximately 133.6 million options will expire through December 2022 (including approximately 66.3 million options held by Mr. Karp which will expire in December 2021) if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.

Our executive officers, directors, and record holders representing over 99% of our capital stock and securities convertible into or exchangeable for our capital stock were subject to market standoff or lock-up agreements with us under which they were prohibited from selling shares of our capital stock until February 18, 2021 (the “lock-up period”), except as described below and subject to certain other exceptions. As such, an aggregate of approximately 1,836.0 million shares, including shares issuable upon exercise of outstanding stock options, were recently released from the lock-up provisions following expiration of the lock-up period related to our listing on the NYSE, subject to applicable securities laws and our insider trading policy. Sales of substantial amounts of stock in the public markets following the expiration of the lock-up period, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.

As of December 31, 2020, there were 1,542,057,292 shares of our Class A common stock outstanding, 249,077,252 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold. Moreover, non-affiliates who have beneficially owned our Class A common stock for at least six months may rely on Rule 144 to sell their shares of Class A common stock, and our directors, executive officers, and other affiliates (including our Founders and their affiliates) who have beneficially owned our Class A common stock for at least six months are entitled to sell their shares of our Class A common stock subject to volume limitations under Rule 144 under the Securities Act.

Further, as of December 31, 2020, there were outstanding options to purchase an aggregate of 253,744,515 shares of our Class A common stock and 282,021,988 shares of our Class B common stock, 124,870,238 shares of our Class A common stock and 60,000,000 shares of Class B common stock subject to RSUs and 1,470,781 shares of our Class A common stock subject to growth units. All shares of our common stock issuable upon the exercise of outstanding stock options and reserved for future issuance under our equity compensation plans have been registered for public resale under the Securities Act. Subject to the satisfaction of applicable exercise periods and compliance by affiliates with Rule 144, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSUs and growth units will be available for immediate resale in the United States in the open market.

While the registration rights of our non-affiliates pursuant to our Amended and Restated Investors’ Rights Agreement dated August 24, 2020 to require us to register shares owned by them for public sale in the United States have expired under the terms of that agreement, our affiliates who are party to the Amended and Restated Investors’ Rights Agreement, including our Founders and certain of the entities affiliated with Peter Thiel, will retain the right to cause us to register shares held by them for resale until such rights terminate in accordance with our Amended and Restated Investors’ Rights Agreement. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise and whether in connection with the exercise of stock options, the settlement of RSUs or growth units, or the exercise or settlement of other awards or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.

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

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If one or more of the analysts who cover us downgrade our ordinary shares or publish inaccurate or unfavorable research about us, the trading price of our Class A common stock would likely decline. If these analysts publish target prices for our Class A common stock that are below the then-current public price of our Class A common stock, it could cause the trading price of our Class A common stock to decline significantly. Further, if one or more of these analysts cease coverage of Palantir or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock trading price and trading volume to decline.

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

The Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer, or proxy contest for the removal of directors. As a result, our governance structure and the adoption of our amended and restated certificate of incorporation may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management.

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

For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as the Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the voting power of our outstanding capital stock, the total voting power of the Founders and their affiliates would exceed 49.999999% of the voting power of our outstanding capital stock in the aggregate. This circumstance could occur if other holders of Class B common stock convert or sell such shares to a greater degree than the Founders do, which would result in an increase in the Founders’ share of the voting power of our outstanding capital stock. Certain transfers by holders of Class B common stock may result in a conversion of such shares to Class A common stock, even in circumstances that may not result in such a conversion in other companies that have dual or multiple class capital structures. As an example, if a holder of Class B common stock transfers less than all of such holder’s Class B common stock pursuant to certain permitted transfer provisions, such transferred shares will convert into Class A common stock, which may have the result of increasing the voting power of the remaining holders of Class B common stock, including the Founders. Conversely, certain other transfers by holders of Class B common stock may not result in a conversion of such shares to Class A common stock, even in circumstances that may result in such a conversion in other companies that have dual or multiple class capital structures. For instance, the Board of Directors or certain officers may approve the transfer of shares of Class B common stock, in which case such transfer will not result in a conversion of such shares to Class A common stock. Similarly, our Founders may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders, and such transfers to our Founders would increase the total voting power of the Founders and their affiliates above 49.999999% of the voting power of our outstanding capital stock in the aggregate. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 21.1% of the voting power of our outstanding capital stock as of February 19, 2021.

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

For example, 89,007,617 shares held by our Founders and their affiliates were permitted to be sold immediately under the lock-up agreements and were registered for resale pursuant to the registration statement relating to our direct listing on the NYSE. Following the expiration of their lock-up agreements, our Founders are now free to sell all of their remaining shares pursuant to Rule 144 (subject to volume limitations) at such times and in such amounts as they determine. The total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement will not be diminished as a result of these sales, so long as such Founders and certain of their affiliates collectively meet the Ownership Threshold on the applicable record date.

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

In August 2020, we granted two of our Founders, Mr. Karp, our Chief Executive Officer and a member of our Board of Directors, and Mr. Cohen, our President and a member of our Board of Directors, options and RSUs for an aggregate of 207.0 million shares of our Class B common stock (collectively, the “Founder Grants”), which will become vested, exercisable and/or settle upon the future satisfaction of service conditions and certain other conditions. These awards are expected to contribute to the Founders’ ability to meet the Ownership Threshold on the applicable record date at least until the sale of such shares by Mr. Karp and Mr. Cohen.

Shares of our common stock designated by one or more of our Founders pursuant to our amended and restated certificate of incorporation may be voted or not voted by such Founders in their discretion and will reduce the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement.

Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares (as defined in our amended and restated certificate of incorporation), which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented approximately 4.1% of the voting power of our outstanding capital stock as of February 19, 2021. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.

The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.

The Ownership Threshold that must be met on any applicable record date is 100,000,000 Corporation Equity Securities as of the date hereof, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 1,792,139,544 shares of our common stock outstanding as of December 31, 2020. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.

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

Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of December 31, 2020, our Founders were 53, 53, and 38 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.

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

Future issuances of our Class A common stock will dilute the voting power of our Class A common stockholders but may not result in further dilution of the voting power of our Founders who are then party to the Founder Voting Agreement.

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

General Risk Factors

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our financial reporting and other disclosure controls and procedures, and will continue to do so. For example, we recently reimplemented our enterprise resource planning (“ERP”) system. This may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the reimplementation, in which case we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our customers. Our controls are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act that we will eventually be required to include in our annual reports filed with the SEC. We will need to hire and successfully integrate additional accounting and financial staff with appropriate company experience and technical accounting knowledge, as well as implement and integrate new technological systems. In order to maintain and improve the effectiveness of our financial statement and disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. As of December 31, 2020 we were not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting as of December 31, 2021, with our second Annual Report on Form 10-K.

We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies which could adversely affect our business, financial condition, and results of operations.

As a public company, we have incurred and will continue to incur greater legal, accounting, finance, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations of the NYSE. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from the day-to-day management of our business, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.

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

We ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of December 31, 2020. As a result, we have experienced, and expect to continue to experience, additional costs associated with being a public company, including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, the adoption of certain ASUs upon losing such status, and additional disclosure requirements.

As a result of disclosure of information in this Annual Report on Form 10-K and other filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our corporate headquarters is located in Denver, Colorado.

We lease additional offices in the United States and around the world, including in California, New York, and Washington, D.C., in the United States; and Australia, Canada, Denmark, France, Germany, Israel, Japan, Norway, Sweden, Switzerland, the United Arab Emirates, and the United Kingdom.

We lease all of our facilities and do not own any real property. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

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

For information on legal proceedings, refer to Note 9. Commitments and Contingencies—Litigation and Legal Proceedings in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Class A Common Stock

Our Class A common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “PLTR” since September 30, 2020. Prior to that date, there was no public trading market for our Class A common stock.

Holders of Record

As of February 22, 2021, there were 1,306 holders of record of our Class A common stock, 49 holders of record of our Class B common stock, and one holder of record of our Class F common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, the terms of our credit facility contain restrictions on our ability to declare and pay cash dividends on our capital stock, and we may enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare and pay cash dividends.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities Exchange Commission (“SEC”) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our Class A common stock since September 30, 2020 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on September 30, 2020, and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED	FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We founded the company in 2003 to build software for use in counterterrorism operations.

In 2008, we released our first platform, Palantir Gotham, for customers in the intelligence sector. Gotham enables users to identify patterns hidden deep within datasets, ranging from signals intelligence sources to reports from confidential informants.

Defense agencies in the United States then began using Gotham to investigate potential threats and to help protect soldiers from improvised explosive devices. Today, the platform is widely used by government agencies in the United States and its allies. Our software is on the front lines, sometimes literally, and that means so are we.

We later began working with leading companies across industries, including companies in the energy, transportation, financial services, and healthcare sectors. In 2016, we released our second software platform, Palantir Foundry, to address a common set of challenges that we saw at large companies.

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

Direct Listing

On September 30, 2020, we completed a direct listing of our Class A common stock, on the New York Stock Exchange (“NYSE”) (the “Direct Listing”). Immediately prior to the Direct Listing and the filing of our amended and restated certificate of incorporation, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 797,743,185 shares of our Class B common stock, and all of our outstanding preferred stock warrants were converted into common stock warrants, which resulted in the reclassification of the warrants liability to additional paid-in capital. Additionally, our restricted stock units (“RSUs”) had a performance vesting condition that was satisfied upon the completion of the Direct Listing. Accordingly, the Direct Listing resulted in the vesting and settlement of RSUs covering 68,149,214 shares of Class A common stock and as a result we recorded cumulative stock-based compensation of $769.5 million on September 30, 2020.

In addition, we incurred fees related to financial advisory, accounting, legal and other professional services related to the Direct Listing and public company readiness initiatives and recorded $53.7 million primarily in general and administrative expense during the quarter ended September 30, 2020.

Our Business

For the year ended December 31, 2020, we generated $1.1 billion in revenue, reflecting a 47% growth rate from the year ended December 31, 2019, when we generated $742.6 million in revenue.

Our operating results have improved significantly in recent years when excluding stock-based compensation. In the year ended December 31, 2020, we incurred losses from operations of $1.2 billion, or income from operations of $189.9 million when excluding stock-based compensation, related employer payroll taxes, and non-recurring charges relating to our direct listing in 2020. In the year ended December 31, 2019, our losses from operations were $576.4 million, or $334.5 million when excluding stock-based compensation.

In the year ended December 31, 2020, our gross profit was $740.1 million, reflecting a gross margin of 68%, or 81% when excluding stock-based compensation. In the year ended December 31, 2019, our gross profit was $500.2 million, reflecting a gross margin of 67%, or 71% when excluding stock-based compensation.

For more information about our income or loss from operations, when excluding stock-based compensation, related employer payroll taxes, and non-recurring direct listing charges; and gross profit, and gross margin, when excluding stock-based compensation, as well as reconciliations from loss from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.

Our Customers

As of December 31, 2020, we had 139 customers, including leading companies in various commercial sectors as well as government agencies around the world.

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

We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies. Our average revenue per customer in the year ended December 31, 2020 was $7.9 million, which grew 41% from $5.6 million per customer in the year ended December 31, 2019. Our top twenty customers generated $663.1 million in revenue, or 61% of our total revenue in the year ended December 31, 2020. From those top twenty customers we generated average revenue per customer of $33.2 million during the year ended December 31, 2020, which grew 34% from an average of $24.8 million from the top twenty customers during the year ended December 31, 2019.

Large organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. In the year ended December 31, 2020, 44% of our revenue came from commercial customers and 56% came from government agencies.

We have also expanded significantly outside the United States. In the year ended December 31, 2020, we generated 52% of our revenue from customers in the United States and the remaining 48% from customers abroad.

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

We have seen a decrease in our travel and office-related expenditures, including temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing pandemic. However, improvement of our contribution metric this year has also been driven by the expansion of existing customer accounts, improved sales efficiency, and the increasing deployment of centralized hosting and other software deployment infrastructure. While we expect our travel and office-related expenditures to increase moving forward, especially once we reopen our offices, we do not expect such expenditures to return to their pre-pandemic levels, given that we have made significant investments in enabling employees to work with customers remotely.

See the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

Our Business Model

Our customers pay us to use the software platforms we have built.

As of December 31, 2020, we expect to generate revenue under our existing customer contracts for an additional 3.6 years on dollar-weighted average contract duration basis. Dollar-weighted average contract duration represents the length of time we expect to generate revenue on average, including existing contractual obligations and assuming that our customers will exercise all of the contractual options available to them, and is subject to change as we enter into new contracts or if customers terminate for convenience. We calculate this duration on a dollar-weighted basis to adjust for smaller deals. The timing of our customer billings and receipt of payments varies from contract to contract. Revenue is generally recognized over the contract term. Our contracts generally include terms that allow the customer to terminate the contract for convenience.

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

In 2020, those same customers from 2019 generated a total of $1.1 billion in revenue. New customers acquired during the year ended December 31, 2020 generated an additional $41.8 million in revenue and were assigned a cohort as of December 31, 2020. A more detailed discussion of the three phases, for purposes of illustration of how we manage accounts across the business, follows below.

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

We evaluate the success of customer accounts in the Acquire phase based on the revenue such accounts generate in the following year. In 2019, we generated $0.6 million in revenue from customers in the Acquire phase, which yielded a contribution loss of $65.4 million. In 2020, those same customers generated $77.1 million in revenue which yielded contribution profit of $13.2 million.

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

In 2019, we generated $176.3 million in revenue from customers that were in the Expand phase as of the end of that year, with a contribution margin of (43)%. In 2020, those same customers generated $360.4 million in revenue, with a contribution margin of 47%.

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

It is in the Scale phase of our partnerships with customers that we generally see contribution margin on particular accounts improve. In 2019, we generated $565.7 million in revenue from customers in the Scale phase, with a contribution margin of 55%. In 2020, those same customers generated $613.4 million in revenue with a contribution margin of 70%.

We believe that our customers will move into the Scale phase over the long term. We also believe that contribution margin for Scale phase accounts will increase further as we become more efficient at deploying our software platforms across the entirety of our customers’ operations and at managing and operating our software.

Total Remaining Deal Value

We are focused on building strategic relationships with, and delivering significant outcomes for, our customers over the long term. Our contracts with our customers reflect that long-term orientation, often lasting for multiple years at a time.

As of December 31, 2020, the total remaining deal value of the contracts that we have been awarded by, or entered into with, government and commercial customers, including existing contractual obligations and contractual options available to those customers, was $2.8 billion, up from December 31, 2019, when our total remaining deal value of such contracts was $2.2 billion.

Of our total remaining deal value, as of December 31, 2020, the total remaining deal value of the contracts that we entered into with commercial customers, including existing contractual obligations and available contractual options, was $1.5 billion, up 45% from December 31, 2019, when the total remaining deal value of such contracts was $1.0 billion.

As of December 31, 2020, the total remaining deal value of the contracts that we had been awarded by government agencies in the United States and allied countries around the world, including existing contractual obligations and contractual options available to those government agencies, was $1.3 billion, up 14% from December 31, 2019, when the total value of such contracts was $1.1 billion. When calculating the total remaining deal value of government contracts, we do not include government contracts totaling $2.7 billion, as of December 31, 2020, that we have been awarded where the funding of such contracts — also known as indefinite delivery, indefinite quantity (“IDIQ”) contracts — has not yet been determined. Funding of such contracts is not guaranteed.

The majority of our government and commercial contracts are subject to termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.

Key Business Measure

In addition to the measures presented in our consolidated financial statements, we use the following key non-GAAP business measure to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions.

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

Contribution, both across our business and on specific customer accounts, is intended to capture how much we have earned from customers after accounting for the costs associated with deploying and operating our software, as well as any sales and marketing expenses involved in acquiring and expanding our partnerships with those customers, including allocated overhead. We exclude stock-based compensation as it is a non-cash expense.

We believe that our contribution margin across the business, and on specific customer accounts provides an important measure of the efficiency of our operations over time. We have included contribution margin because it is a key measure used by our management to evaluate our performance, and we believe that it also provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Our calculation of contribution margin may differ from similarly titled measures, if any, reported by other companies. Contribution margin should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

For more information about contribution margin, including the limitations of this measure, and a reconciliation to loss from operations, see the section titled “Non-GAAP Reconciliations” below.

Non-GAAP Reconciliations

We use the non-GAAP measures contribution margin; gross profit and gross margin, excluding stock-based compensation; and income (loss) from operations, excluding stock-based compensation, related employer payroll taxes, and non-recurring direct listing charges to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. We exclude stock-based compensation, which is a non-cash expense, from these non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Additionally, we exclude expenses primarily related to the direct listing during the quarter ended September 30, 2020, as they are a one-time nonrecurring charge, and employer payroll taxes related to stock-based compensation, as it is difficult to predict and outside of our control.

Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our consolidated statement of operations. Thus, our non-GAAP contribution margin; gross profit and gross margin, excluding stock-based compensation; and income (loss) from operations, excluding stock-based compensation, related employer payroll taxes, and non-recurring direct listing charges should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

Contribution Margin

The following table provides a reconciliation of contribution margin for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Years Ended December 31,
	2020	2019
Loss from operations	$(1,173,679)	$(576,444)
Add:
Research and development expenses(1)	203,597	237,630
General and administrative expenses(1)	293,637	254,025
Stock-based compensation	1,270,702	241,970

Contribution	$594,257	$157,181

Contribution margin	54%	21%

(1)	Excludes stock-based compensation.

Gross Profit and Gross Margin, Excluding Stock-Based Compensation

The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Years Ended December 31,
	2020	2019
Gross profit	$740,126	$500,182
Add: stock-based compensation	139,627	27,904

Gross profit, excluding stock-based compensation	$879,753	$528,086

Gross margin, excluding stock-based compensation	81%	71%

Income (Loss) from Operations, Excluding Stock-Based Compensation, Related Employer Payroll Taxes, and Non-Recurring Direct Listing Charges

The following table provides a reconciliation of income (loss) from operations, excluding stock-based compensation, related employer payroll taxes, and non-recurring direct listing charges for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Loss from operations	$(1,173,679)	$(576,444)
Add: stock-based compensation	1,270,702	241,970
Add: employer payroll taxes related to stock-based compensation(1)	39,105	—
Add: non-recurring direct listing charges(2)	53,737	—

Income (loss) from operations, excluding stock-based compensation, related employer payroll taxes, and non-recurring direct listing charges	$189,865	$(334,474)

(1)	Employer payroll taxes related to stock-based compensation were immaterial prior to the quarter ended September 30, 2020.
(2)	Non-recurring direct listing charges were primarily incurred during the quarter ended September 30, 2020 and were immaterial in other periods presented and as such are not excluded from such periods.

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

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists of income taxes related to foreign and state jurisdictions in which we conduct business and withholding taxes.

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

Segment profitability is evaluated based on contribution and contribution margin. Contribution is segment revenue less the related costs of revenue and sales and marketing expenses, excluding stock-based compensation expense. Contribution margin is segment contribution divided by revenue. To the extent costs of revenue or sales and marketing expenses are not directly attributable to a particular segment, they are allocated based upon headcount at each operating segment during the period. We use it, in part, to evaluate the performance of, and allocate resources to, each of our operating segments, which excludes certain operating expenses that are not allocated to operating segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, research and development costs, and general and administrative costs, such as legal and accounting.

Results of Operations

The following table summarizes our consolidated statements of operations data (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenue	$1,092,673	$742,555	$595,409
Cost of revenue(1)	352,547	242,373	165,401

Gross profit	740,126	500,182	430,008
Operating expenses:
Sales and marketing(1)	683,701	450,120	461,762
Research and development(1)	560,660	305,563	285,451
General and administrative(1)	669,444	320,943	306,235

Total operating expenses	1,913,805	1,076,626	1,053,448

Loss from operations	(1,173,679)	(576,444)	(623,440)
Interest income	4,680	15,090	10,500
Interest expense	(14,139)	(3,061)	(3,440)
Change in fair value of warrants	811	(3)	48,093
Other income (expense), net	3,300	(2,853)	(2,638)

Loss before provision (benefit) for income taxes	(1,179,027)	(567,271)	(570,925)
Provision (benefit) for income taxes	(12,636)	12,375	9,102

Net loss	$(1,166,391)	$(579,646)	$(580,027)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenue	$139,627	$27,904	$19,629
Sales and marketing	398,205	79,215	93,510
Research and development	357,063	67,933	72,039
General and administrative	375,807	66,918	63,325

Total stock-based compensation expense(i) (ii)	$1,270,702	$241,970	$248,503

(i)

On September 30, 2020, in connection with the Direct Listing, we incurred $769.5 million and $8.4 million of stock-based compensation using the accelerated attribution method related to the satisfaction of the performance-based vesting condition for RSUs and growth units, respectively, that had satisfied the service-based vesting condition as of such date.

(ii)

During the years ended December 31, 2020, 2019, and 2018, we incurred modification charges of $96.2 million, $27.4 million, and $44.6 million, respectively, from repricing of certain options held by our employees. Additionally, during the years ended December 31, 2020, 2019, and 2018, we incurred modification charges of $9.9 million, $5.6 million, and $3.6 million respectively, related to the extension of the period to exercise of certain options that were approaching expiration.

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Years Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	32	33	28

Gross profit	68	67	72
Operating expenses:
Sales and marketing	63	61	78
Research and development	51	41	48
General and administrative	61	43	51

Total operating expenses	175	145	177

Loss from operations	(107)	(78)	(105)
Interest income	—	2	2
Interest expense	(1)	—	(1)
Change in fair value of warrants	—	—	8
Other income (expense), net	—	—	—

Loss before provision (benefit) for income taxes	(108)	(76)	(96)
Provision (benefit) for income taxes	(1)	2	1

Net loss	(107)%	(78)%	(97)%

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Years Ended December 31,		Change
	2020	2019	Amount	%

Revenue:
Government	$610,198	$345,521	$264,677	77%
Commercial	482,475	397,034	85,441	22%

Total revenue	$1,092,673	$742,555	$350,118	47%

Revenue increased by $350.1 million, or 47%, for the year ended December 31, 2020 compared to 2019. Revenue from government customers increased by $264.7 million, or 77%, for the year ended December 31, 2020 compared to 2019, primarily from customers in the United States. Of the increase, $243.4 million was from customers existing as of December 31, 2019. Revenue from commercial customers increased by $85.4 million, or 22%, for the year ended December 31, 2020 compared to 2019. The increase is primarily due to an increase of $59.7 million from customers existing as of December 31, 2019. Generally, increases in revenue from our existing customers are a result of increases in their adoption of our products and services within their organizations.

Cost of Revenue and Gross Profit

	Years Ended December 31,		Change
	2020	2019	Amount	%

Cost of revenue	$352,547	$242,373	$110,174	45%
Gross profit	740,126	500,182	239,944	48%
Gross margin	68%	67%	1%

Cost of revenue for the year ended December 31, 2020 increased by $110.2 million, or 45%, compared to 2019. The increase was primarily due to increases in personnel costs of $128.6 million, which included increases of $111.7 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing related to RSUs and charges related to the modification of certain options; $21.6 million in payroll and other costs primarily driven by an increase in headcount attributable to cost of revenue functions to support new and existing customers; and $5.7 million in employer payroll taxes primarily driven by income from the vesting of RSUs and increases in headcount. These increases in personnel costs were partially offset by decreases in travel-related expenses and other personnel costs of $7.3 million as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel and $3.1 million due to the timing of variable compensation payments. Additionally, there was an increase of $0.5 million related to other direct deployment costs and allocated overhead. These increases to costs of revenue were offset by decreases of $9.8 million related to third-party cloud hosting costs, generally as a result of volume-based discounts, $4.7 million related to hardware costs, and $4.4 million related to reduced usage of field service representatives.

Our gross margin for the year ended December 31, 2020 increased by 1% compared to 2019. Gross margin increased as a result of efficiencies in supporting the revenue growth at our customer deployments, for example investments in our platforms, as well as reductions in third-party cloud hosting and hardware costs for customers. This was partly offset by increases in stock-based compensation related to the satisfaction of the performance-based vesting condition for RSUs upon our Direct Listing and charges related to the modification of certain options.

Operating Expenses

	Years Ended December 31,		Change
	2020	2019	Amount	%

Sales and marketing	$683,701	$450,120	$233,581	52%
Research and development	560,660	305,563	255,097	83%
General and administrative	669,444	320,943	348,501	109%

Total operating expenses	$1,913,805	$1,076,626	$837,179	78%

Sales and Marketing

Sales and marketing expenses increased by $233.6 million, or 52%, for the year ended December 31, 2020 compared to 2019. The increase was primarily driven by increases in personnel costs of $262.9 million, which included increases of $319.0 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing from RSUs and charges related to the modification of certain options; $15.8 million from employer payroll taxes primarily driven by income from the vesting of RSUs; and $5.6 million in payroll costs related to an increase in headcount attributable to our sales and marketing functions. These personnel costs were partially offset by decreases of $64.8 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, $7.2 million due to the timing of variable compensation payments, and $5.5 million from other payroll-related costs. Additionally, there was a decrease of $13.9 million in office related expenses as a result of temporary office closures and a decrease of $15.4 million related to allocated overhead.

Research and Development

Research and development expenses increased by $255.1 million, or 83%, for the year ended December 31, 2020 compared to 2019. The increase was primarily driven by increases in personnel costs of $283.4 million, which included increases of $289.1 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing from RSUs and charges related to the modification of certain options; $9.9 million in employer payroll taxes, primarily driven by income from the vesting of RSUs; and $8.6 million in payroll costs related to an increase in headcount attributable to our research and development functions. These personnel costs were partially offset by decreases of $13.8 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, $6.9 million due to the timing of variable compensation payments, and $3.5 million in other payroll-related costs. Additionally, there were decreases of $17.4 million in third-party cloud hosting services generally as a result of volume-based discounts, $9.5 million in office related expenses as a result of temporary office closures, and $1.4 million related to allocated overhead.

General and Administrative

General and administrative expenses increased by $348.5 million, or 109%, for the year ended December 31, 2020 compared to 2019. The increase in expenses was primarily driven by increases in personnel costs of $306.0 million, which included increases of $308.9 million in stock-based compensation expense primarily due to the recognition of cumulative stock-based compensation expense upon the Direct Listing from RSUs and charges related to the modification of certain options; $7.8 million in employer payroll taxes, partially driven by income from the vesting of RSUs; and $6.3 million in payroll costs related to an increase in headcount attributable to our general and administrative functions. These personnel costs were partially offset by decreases of $12.4 million in travel-related expenses and other personnel costs primarily as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, and $4.6 million due to the timing of variable compensation payments. Additionally, there were other increases in general and administrative expenses of $50.5 million in legal professional services primarily related to the Direct Listing, $11.8 million for other professional services related to the Direct Listing and corporate IT and consulting functions to support initiatives for becoming a public company and the overall growth of our operations, $12.9 million in third-party cloud hosting services and other IT, and $6.1 million in corporate insurance and other fees, which were offset by decreases of $22.4 million primarily from non-recurring impairment charges related to assets held for sale, $10.7 million in office related expenses as a result of temporary office closures, and $5.7 million related to allocated overhead.

Interest Income

	Years Ended December 31,		Change
	2020	2019	Amount

Interest income	$4,680	$15,090	$(10,410)

Interest income decreased by $10.4 million for the year ended December 31, 2020 compared to 2019 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.

Interest Expense

	Years Ended December 31,		Change
	2020	2019	Amount

Interest expense	$(14,139)	$(3,061)	$(11,078)

Interest expense increased by $11.1 million for the year ended December 31, 2020 compared to 2019. The increase was primarily due to the absence of outstanding debt until December 2019.

Change in Fair Value of Warrants

	Years Ended December 31,		Change
	2020	2019	Amount

Change in fair value of warrants	$811	$(3)	$814

The gain on the change in fair value of warrants increased by $0.8 million for the year ended December 31, 2020 compared to 2019. The change was primarily due to adjustments to the fair value of the warrants immediately before reclassifying them from liability to equity, partially offset by an increase in the fair value of the securities underlying certain warrants during the year ended December 31, 2020 compared to 2019.

Other Income (Expense), Net

	Years Ended December 31,		Change
	2020	2019	Amount

Other income (expense), net	$3,300	$(2,853)	$6,153

Other income (expense), net changed by $6.2 million for the year ended December 31, 2020 compared to 2019 primarily due to increases in net realized and unrealized gains from foreign exchange transactions.

Provision (Benefit) for Income Taxes

	Years Ended December 31,		Change
	2020	2019	Amount

Provision (benefit) for income taxes	$(12,636)	$12,375	$(25,011)

We recorded a benefit for income taxes of $12.6 million for the year ended December 31, 2020 compared to a provision of $12.4 million for the year ended December 31, 2019. The change was primarily due to decreases in profits from our international operations and foreign benefits from stock-based compensation.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly statements of operations data for each of the last eight quarters ended December 31, 2020 (in thousands, except per share amounts and percentages). The information for each of these quarters has been prepared on the same basis as our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K and includes, in our opinion, all adjustments, necessary to state fairly our results of operations for these periods. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of the future results of operations for any future period.

	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019

Revenue	$322,091	$289,366	$251,889	$229,327	$229,358	$190,541	$176,320	$146,336
Cost of revenue(1)	70,503	149,340	68,410	64,294	75,902	65,073	56,589	44,809

Gross profit	251,588	140,026	183,479	165,033	153,456	125,468	119,731	101,527
Operating expenses:
Sales and marketing(1)	147,619	334,911	102,518	98,653	112,865	119,666	110,533	107,056
Research and development(1)	94,130	313,915	86,815	65,800	75,835	75,880	78,724	75,124
General and administrative(1)	166,411	338,977	93,291	70,765	112,207	74,062	70,589	64,085

Total operating expenses	408,160	987,803	282,624	235,218	300,907	269,608	259,846	246,265

Loss from operations	(156,572)	(847,777)	(99,145)	(70,185)	(147,451)	(144,140)	(140,115)	(144,738)
Interest income	368	494	551	3,267	2,137	3,390	4,231	5,332
Interest expense	(1,814)	(2,085)	(5,646)	(4,594)	(2,666)	(173)	(172)	(50)
Change in fair value of warrants	—	(9,201)	(3,683)	13,695	(2,746)	784	1,959	—
Other income (expense), net	2,082	(3,293)	(1,589)	6,100	(4,711)	2,305	1,420	(1,867)

Loss before provision (benefit) for income taxes	(155,936)	(861,862)	(109,512)	(51,717)	(155,437)	(137,834)	(132,677)	(141,323)
Provision (benefit) for income taxes	(7,593)	(8,543)	943	2,557	3,890	2,026	1,389	5,070

Net loss	$(148,343)	$(853,319)	$(110,455)	$(54,274)	$(159,327)	$(139,860)	$(134,066)	$(146,393)

Net loss attributable to common stockholders	$(148,343)	$(853,319)	$(110,626)	$(62,047)	$(159,327)	$(139,860)	$(134,066)	$(146,393)

Net loss per share attributable to common stockholders, basic	$(0.08)	$(0.94)	$(0.17)	$(0.09)	$(0.29)	$(0.24)	$(0.23)	$(0.26)

Net loss per share attributable to common stockholders, diluted	$(0.08)	$(0.94)	$(0.17)	$(0.10)	$(0.29)	$(0.24)	$(0.23)	$(0.26)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019

Cost of revenue	$19,342	$94,385	$17,832	$8,068	$11,384	$7,183	$4,496	$4,841
Sales and marketing	75,852	263,958	39,932	18,463	22,973	15,898	18,852	21,492
Research and development	47,365	256,769	37,897	15,032	18,796	15,031	16,438	17,668
General and administrative	99,229	231,847	32,187	12,544	24,167	13,651	14,202	14,898

Total stock-based compensation expense	$241,788	$846,959	$127,848	$54,107	$77,320	$51,763	$53,988	$58,899

The following table sets forth our results of operations for the last eight quarterly periods presented as a percentage of our total revenue for those periods:

	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019

Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	22	52	27	28	33	34	32	31

Gross profit	78	48	73	72	67	66	68	69
Operating expenses:
Sales and marketing	46	116	41	43	49	63	63	73
Research and development	29	108	34	29	33	40	44	51
General and administrative	52	117	37	31	49	39	40	44

Total operating expenses	127	341	112	103	131	142	147	168

Loss from operations	(49)	(293)	(39)	(31)	(64)	(76)	(79)	(99)
Interest income	—	—	—	1	1	2	2	3
Interest expense	—	(1)	(2)	(2)	(1)	—	—	—
Change in fair value of warrants	—	(3)	(1)	6	(1)	1	1	—
Other income (expense), net	1	(1)	(1)	3	(2)	1	1	(1)

Loss before provision (benefit) for income taxes	(48)	(298)	(43)	(23)	(67)	(72)	(75)	(97)
Provision (benefit) for income taxes	(2)	(3)	1	1	2	1	1	3

Net loss	(46)%	(295)%	(44)%	(24)%	(69)%	(73)%	(76)%	(100)%

The following table provides a reconciliation of contribution margin for the last eight quarterly periods (in thousands, except percentages):
	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Loss from operations	$(156,572)	$(847,777)	$(99,145)	$(70,185)	$(147,451)	$(144,140)	$(140,115)	$(144,738)
Research and development(1)	46,765	57,146	48,918	50,768	57,039	60,849	62,286	57,456
General and administrative(1)	67,182	107,130	61,104	58,221	88,040	60,411	56,387	49,187
Total stock-based compensation expense	241,788	846,959	127,848	54,107	77,320	51,763	53,988	58,899

Contribution	$199,163	$163,458	$138,725	$92,911	$74,948	$28,883	$32,546	$20,804

Contribution margin	62%	56%	55%	41%	33%	15%	18%	14%

(1)	Excludes stock-based compensation.

Liquidity and Capital Resources

Since our inception, we have generated negative cash flows from operations and have financed our operations primarily through the sale of our equity securities, borrowings under our credit facilities, and payments received from our customers. For many customers, we historically billed and collected payment for the entire contract term in advance of our performance of the related obligations. Our billing terms, however, are shifting to align with the timing of the work performed for our customers. As a result, our cash flows from operations may temporarily decrease as our billing cycles, deferred revenue and customer deposits adjust to this shift. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, as well as our short-term and long-term contractual obligations and commitments primarily consisting of operating lease commitments and non-cancelable purchase commitments related to third-party cloud hosting services.

As of December 31, 2020, our accumulated deficit balance was $5.0 billion, and our principal sources of liquidity were $2.0 billion of cash and cash equivalents, exclusive of additional restricted cash of $116.8 million. Cash and cash equivalents consist primarily of cash on deposit with banks as well as institutional money market funds. Restricted cash primarily consists of cash and certificates of deposit that are held as collateral against letters of credit and guarantees we are required to maintain for various purposes.

As of December 31, 2020, we had $200.0 million outstanding of the available term commitment under the 2014 Credit Facility due in June 2023 and an additional $200.0 million revolving credit facility available and undrawn. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities.”

Additionally, during the year ended December 31, 2020, we sold 206,500,523 shares of our Class A common stock at $4.65 per share for net proceeds of approximately $942.5 million, which is net of issuance costs of $17.7 million, and received proceeds of $298.8 million from the exercise of 120,617,527 options.

Our future capital requirements will depend on many factors, including, but not limited to the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018

Net cash (used in) provided by:
Operating activities	$(296,608)	$(165,215)	$(39,012)
Investing activities	(14,920)	(21,964)	(6,784)
Financing activities	1,036,453	324,533	46,154
Effect of foreign exchange on cash, cash equivalents, and restricted cash	1,259	(2,227)	(3,703)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$726,184	$135,127	$(3,345)

Operating Activities

Net cash used in operating activities was $296.6 million for the year ended December 31, 2020. The factors affecting our operating cash flows during this period were our net loss of $1.2 billion and changes in net operating assets and liabilities of $454.1 million, offset by non-cash charges of $1.3 billion. The non-cash charges primarily consisted of $1.3 billion in stock-based compensation expense, $35.0 million of non-cash operating lease expense, and $13.9 million of depreciation and amortization. The net change in operating assets and liabilities were primarily due to net decrease of $261.8 million in deferred revenue and customer deposits due to the timing of revenue being recognized from amounts billed and collected in prior periods, and an increase in assets of $156.0 million primarily due to an increase in accounts receivable driven by the timing of billings to and collections from our customers.

Net cash used in operating activities was $165.2 million for the year ended December 31, 2019. The factors affecting our operating cash flows during this period were our net loss of $579.6 million, offset by non-cash charges of $280.4 million, and $134.0 million of cash provided from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $242.0 million in stock-based compensation expense, $23.4 million of impairment of assets held for sale, and $12.3 million of depreciation and amortization. The cash provided from changes in our operating assets and liabilities was primarily due to a net increase of $144.8 million in deferred revenue and customer deposits due to increased billings and payments received from customers in advance of revenue recognition and a $27.2 million increase in accounts payable and accrued liabilities as a result of our increased spending and headcount associated with the growth of our business. These amounts were partially offset by an increase in assets of $34.5 million primarily due to an increase in accounts receivable driven by timing of contracts as well as an increase in deferred tax assets.

Investing Activities

Net cash used in investing activities was $14.9 million for the year ended December 31, 2020, which consisted of purchases of property and equipment of $12.2 million.

Net cash used in investing activities was $22.0 million for the year ended December 31, 2019, which consisted of an investment of $25.9 million in our equity method investment Palantir Technologies Japan, K.K. entity and purchases of property and equipment of $13.1 million, partially offset by a $17.0 million return of investment associated with the dissolution of our equity method investment Signac, LLC.

Financing Activities

Net cash provided by financing activities was $1.0 billion for the year ended December 31, 2020, which primarily consisted of $942.5 million of net proceeds from the issuance of common stock, $199.4 million of net proceeds from borrowings under our credit facilities, and $298.8 million of proceeds from the exercise of common stock options, partially offset by repayments of $400.0 million of debt.

Net cash provided by financing activities was $324.5 million for the year ended December 31, 2019, which consisted of $394.4 million of net proceeds from borrowings under our credit facilities, $100.0 million of proceeds from the issuance of common stock, $16.9 million of proceeds from the exercise of common stock options, and $7.5 million of proceeds from the sale of redeemable convertible preferred stock, partially offset by the redemption of redeemable convertible preferred stock of $168.0 million and the repurchase of convertible preferred and common stock of $25.1 million.

Credit Facilities

2014 Credit Facility

In October 2014, we entered into an unsecured revolving credit facility which has been subsequently amended (the “2014 Credit Facility”). The 2014 Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75% per annum, subject to certain adjustments, and incurs a commitment fee of 0.375% assessed on the daily average undrawn portion of revolving commitments. Interest and commitment fees are payable at the end of an interest period or at each three-month interval if the interest period is longer than three months. The 2014 Credit Facility is secured with substantially all of our assets.

In December 2019, we drew down the $150.0 million term loan and $150.0 million under the existing revolving credit facility. The term loan portion of the 2014 Credit Facility was fully repaid and terminated as of December 31, 2019.

In June 2020, we amended the 2014 Credit Facility to include a $150.0 million term loan, extend the maturity date to June 4, 2023, and add an additional lender. Additionally, this amendment increased the minimum liquidity required to be maintained, and we were provided with an option to increase the total commitments by up to an additional $200.0 million, subject to the lenders’ approval. All other terms and conditions remained substantially the same upon the effectiveness of the amendment. Upon entering into this amendment, we drew down the total available term loan commitment of $150.0 million.

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

As of December 31, 2020, we had $200.0 million of term loans outstanding under the 2014 Credit Facility and an additional $200.0 million undrawn revolving credit facility available.

2019 Credit Facility

On December 31, 2019, we entered into a senior secured revolving credit facility (the “2019 Credit Facility”) with a second lender. The 2019 Credit Facility allowed for the drawdown of up to $250.0 million. As of December 31, 2019 we had $250.0 million outstanding under the 2019 Credit Facility, and $125.0 million of the proceeds were required to be maintained in a specified collateral account, which was reported in restricted cash, noncurrent in the consolidated balance sheet.

During June 2020, a portion of the proceeds drawn down under the 2014 Credit Facility were used to pay off the $250.0 million outstanding, balance of the revolving loan commitment under the 2019 Credit Facility, thus releasing the 50% restricted cash collateral previously required. As of December 31, 2020, the 2019 Credit Facility was terminated and there were no amounts outstanding.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease commitments, net of sublease income amounts(1)	$186,136	$27,048	$54,478	$51,078	$53,532
Noncancelable purchase commitments(2)	1,449,669	41,482	366,000	624,187	418,000
Debt(3)	200,000	—	200,000	—	—

Total contractual obligations and commitments	$1,835,805	$68,530	$620,478	$675,265	$471,532

(1)

The contractual commitment amounts under operating leases in the table above are primarily related to facility and equipment leases. Operating lease commitments are reflected net of $150.3 million of sublease income from tenants in certain of our leased facilities. Refer to Note 8. Leases in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2)

Noncancelable purchase commitments primarily relate to purchase commitments for third-party cloud hosting services and represents only contracts which are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Refer to Note 9. Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(3)

Includes principal payments on our outstanding senior secured revolving credit facility, which bears floating interest rates of LIBOR plus 2.75% per annum. Refer to Note 7. Debt in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

The contractual obligations and commitments in the table above are associated with agreements that are enforceable and legally binding.

Deferred Revenue and Customer Deposits

Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, noncurrent.

Customer deposits consist of payments received for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. The portion of customer deposits that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as customer deposits and the remaining portion is recorded as customer deposits, noncurrent.

Our deferred revenue and deferred revenue, noncurrent as of December 31, 2020 was $189.5 million and $50.5 million, respectively. Our customer deposits and customer deposits, noncurrent as of December 31, 2020 was $210.3 million and $81.5 million, respectively. Our total deferred revenue and deferred revenue, noncurrent as of December 31, 2019 was $186.1 million and $77.0 million, respectively. Our total customer deposits and customer deposits, noncurrent as of December 31, 2019 was $364.1 million and $167.5 million, respectively.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2. Significant Accounting Policies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We generate revenue from the sale of subscriptions to access our software Palantir Cloud and On-Premises Software, with ongoing O&M services and professional services.

In accordance with ASC 606, Revenue from Contracts with Customers, we recognized revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for promised goods or services. We apply the following five-step revenue recognition model in accounting for our revenue arrangements:

•	Identification of the contract(s) with the customer,

•	Identification of the performance obligations in the contract,

•	Determination of the transaction price,

•	Allocation of the transaction price to the performance obligations in the contract, and

•	Recognition of revenue when, or as, we satisfy a performance obligation.

Each of our significant performance obligations and our application of ASC 606 to our revenue arrangements is discussed in further detail below.

Palantir Cloud

Our Palantir Cloud subscriptions grant customers the right to access the software functionality in a hosted environment controlled by Palantir and are also sold together with stand-ready O&M services. We promise to provide continuous access to the hosted software throughout the contract term. Revenue associated with Palantir Cloud subscriptions is recognized over the contract term on a ratable basis, which is consistent with the transfer of control of the Palantir Cloud services to the customer.

On-Premises Software

Sales of our software subscriptions grant customers the right to use functional intellectual property, either on their internal hardware infrastructure or on their own cloud instance, over the contractual term and are sold together with stand-ready O&M services. The O&M services include critical updates, support, and maintenance services required to operate our software and, as such, are necessary for our software to maintain its intended utility over the contractual term. Because of this requirement, we have concluded that the software subscriptions and O&M services, which together we refer to as our On-Premises Software, are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue is generally recognized over the contract term on a ratable basis.

Professional Services

Our professional services support the customers’ use of the software and include, as needed, on-demand user support, user-interface configuration, training, and ongoing ontology and data modeling support. Professional services contracts typically include the provision of on-demand professional services for the duration of the contractual term. These services are typically coterminous with a Palantir Cloud subscription or the On-Premises Software. Professional services are on-demand, whereby we perform services throughout the contract period; therefore, the revenue is recognized over the contractual term.

Contract Balances

The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, we bill many of our customers in advance of the provision of services under our contracts, resulting in contract liabilities consisting of either deferred revenue or customer deposits (“contract liabilities”). Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Customer deposits consist of payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation and refund. Our arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a pro-rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. In these arrangements, we concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposits.

The payment terms and conditions vary by contract; however, our terms generally require payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, we elected to apply the practical expedient in accordance with ASC 606 to not adjust contract consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when promised goods and services are transferred to the customer and when the customer pays for those goods and services will be one year or less. As such, we determined our contracts do not generally contain a significant financing component.

Areas of Judgment and Estimation

Our contracts with customers can include multiple promises to transfer goods or services to the customer. Determining whether promises are distinct performance obligations that should be accounted for separately – or not distinct within the context of the contract and, thus, accounted for together – requires significant judgment. We concluded that the promise to provide a software subscription is highly interdependent and interrelated with the promise to provide O&M services and such promises are not distinct within the context of our contracts and are accounted for as a single performance obligation for our On-Premises Software.

Additionally, the pricing of our contracts is generally fixed; however, it is possible for contracts to include variable consideration in the form of performance bonuses, which can be based on subjective or objective criteria. We include the estimated amount of variable consideration that we expect to receive to the extent it is probable that a significant revenue reversal will not occur. Any amounts received in the form of performance bonuses were not material in the periods presented.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which require compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We determine the fair value of stock-based awards granted or modified on the grant date or modification date using appropriate valuation techniques.

Service-Based Vesting

We grant stock option awards and RSUs, that vest only based upon the satisfaction of a service condition. For stock option awards, we use the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of our judgment. For RSUs, we determine the grant-date fair value of the RSUs as the fair value of our common stock on the grant date. We record stock-based compensation expense for stock options and RSUs that vest only based upon the satisfaction of a service condition on a straight-line basis over the requisite service period, which is generally four years. We recognize forfeitures as they occur.

Performance-Based Vesting

We grant awards, including RSUs that vest upon the satisfaction of both a service condition and a performance condition. The performance-based vesting condition for the RSUs granted prior to our Direct Listing was satisfied upon the occurrence of the Direct Listing. The stock-based compensation expense related to such RSUs is recognized using the accelerated attribution method from the grant date. The service-based vesting period for these awards varies across service providers and is up to five years.

Income Taxes

We estimate our current tax expense together with assessing temporary differences resulting from differing treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on our consolidated balance sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, the realization of our deferred tax assets are dependent on future taxable income against which these deductions, losses, and credits can be utilized.

We evaluate the realizability of our deferred tax assets and recognize a valuation allowance when it is more likely than not that a future benefit on such deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations. Our judgment is required in determining the valuation allowance recorded against our net deferred tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to uncertain tax positions in our provision (benefit) for income taxes.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 2. Significant Accounting Policies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in interest rates, foreign exchange, and inflation.

Interest Rate Risk

Our cash, cash equivalents, and restricted cash consist of cash, certificates of deposit, and money market funds. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We have not entered into investments for trading or speculative purposes.

Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of December 31, 2020, we had $200.0 million in variable rate term loans outstanding that are scheduled to mature in June 2023. An immediate 10% change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our contracts with customers are primarily denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other European countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and GBP. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Palantir Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palantir Technologies Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible and convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Description of the Matter

Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenue primarily from the sale of subscriptions to access its software in the Company’s hosted environment with ongoing operations and maintenance (“O&M”) services (“Palantir Cloud”), software licenses, primarily term licenses in the customers’ environments, with ongoing O&M services (“On-Premises Software”), and professional services. Management applies significant judgment in identifying and evaluating any non-standard terms and conditions in customer arrangements which may impact the determination of performance obligations or the timing of revenue recognition. In addition, the determination as to whether the Company’s On-Premises Software licenses and O&M services are considered distinct performance obligations that should be accounted for separately or combined as a single performance obligation requires significant judgment. The Company has concluded that the On-Premises Software licenses and O&M services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract that is generally recognized ratably over the contract term.

Auditing revenue recognition was complex and required a significant level of auditor judgment to identify and evaluate non-standard terms and conditions that impact revenue recognition and to assess whether the On-Premises software licenses and O&M services should be accounted for as distinct performance obligations or combined as a single performance obligation.

How We Addressed the Matter in Our Audit

Our substantive procedures included, among others, testing the completeness and accuracy of management’s identification and evaluation of non-standard terms and conditions, reading executed contracts for a sample of revenue transactions and evaluating whether the Company appropriately applied its revenue recognition policy to the arrangements based on the terms and conditions therein and consistent with U.S. GAAP. In addition, we evaluated management’s key assumptions and analysis of its performance obligations, including their assessment of the nature, interdependency, and level of integration between the On-Premises software license and O&M services. We also evaluated the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Jose, California

February 26, 2021

Palantir Technologies Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,011,323	$1,079,154
Restricted cash	37,285	52,099
Accounts receivable	156,932	50,315
Prepaid expenses and other current assets	51,889	32,585

Total current assets	2,257,429	1,214,153
Property and equipment, net	29,541	31,589
Restricted cash, noncurrent	79,538	270,709
Operating lease right-of-use assets	217,075	—
Other assets	106,921	77,574

Total assets	$2,690,504	$1,594,025

Liabilities, Redeemable Convertible and Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,358	$51,735
Accrued liabilities	158,546	126,620
Deferred revenue(1)	189,520	186,105
Customer deposits	210,320	364,138
Operating lease liabilities	29,079	—

Total current liabilities	603,823	728,598
Deferred revenue, noncurrent(1)	50,525	77,030
Customer deposits, noncurrent	81,513	167,538
Debt, noncurrent, net	197,977	396,065
Operating lease liabilities, noncurrent	229,800	—
Other noncurrent liabilities	4,316	78,205

Total liabilities	1,167,954	1,447,436

Commitments and Contingencies (Note 9)
Redeemable convertible preferred stock, $0.001 par value: 0 and 35,002,700 shares authorized as of December 31, 2020 and 2019, respectively; 0 and 4,017,378 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	33,569
Convertible preferred stock, $0.001 par value: 0 and 877,442,966 shares authorized as of December 31, 2020 and 2019, respectively; 0 and 742,839,990 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	2,093,662
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 2,000,000,000 and 0 shares authorized, issued and outstanding as of December 31, 2020 and 2019	—	—

Common stock, $0.001 par value: 20,000,000,000 and 2,200,000,000 Class A shares authorized as of December 31, 2020 and 2019, respectively; 1,542,057,292 shares issued and outstanding as of December 31, 2020, and 315,615,753 shares issued and 309,223,182 shares outstanding as of December 31, 2019; 2,700,000,000 and 1,800,000,000 Class B shares authorized as of December 31, 2020 and 2019, respectively; 249,077,252 and 272,273,934 shares issued and outstanding as of December 31, 2020 and 2019, respectively; and 1,005,000 and 0 Class F shares authorized, issued, and outstanding as of December 31, 2020 and 2019

	1,792	588
Additional paid-in capital	6,488,857	1,857,331
Treasury stock, at cost: 0 and 6,392,571 shares held as of December 31, 2020 and 2019, respectively	—	(38,895)
Accumulated other comprehensive loss	(2,745)	(703)
Accumulated deficit	(4,965,354)	(3,798,963)

Total stockholders’ equity (deficit)	1,522,550	(1,980,642)

Total liabilities, redeemable convertible and convertible preferred stock, and stockholders’ equity (deficit)	$2,690,504	$1,594,025

(1) Deferred revenue as of December 31, 2020 and 2019 includes $68.2 million and $75.0 million, respectively, from Palantir Technologies Japan, K.K. See Note 6. Equity Method Investments for more information.

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018

Revenue	$1,092,673	$742,555	$595,409
Cost of revenue	352,547	242,373	165,401

Gross profit	740,126	500,182	430,008
Operating expenses:
Sales and marketing	683,701	450,120	461,762
Research and development	560,660	305,563	285,451
General and administrative	669,444	320,943	306,235

Total operating expenses	1,913,805	1,076,626	1,053,448

Loss from operations	(1,173,679)	(576,444)	(623,440)
Interest income	4,680	15,090	10,500
Interest expense	(14,139)	(3,061)	(3,440)
Change in fair value of warrants	811	(3)	48,093
Other income (expense), net	3,300	(2,853)	(2,638)

Loss before provision (benefit) for income taxes	(1,179,027)	(567,271)	(570,925)
Provision (benefit) for income taxes	(12,636)	12,375	9,102

Net loss	$(1,166,391)	$(579,646)	$(580,027)

Net loss attributable to common stockholders	$(1,166,391)	$(588,127)	$(598,125)

Net loss per share attributable to common stockholders, basic	$(1.19)	$(1.02)	$(1.11)

Net loss per share attributable to common stockholders, diluted	$(1.20)	$(1.02)	$(1.17)

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	977,721,736	576,958,560	537,280,394
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	979,330,067	576,958,560	544,014,393

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2020	2019	2018

Net loss	$(1,166,391)	$(579,646)	$(580,027)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,042)	(1,465)	(1,045)

Comprehensive loss	$(1,168,433)	$(581,111)	$(581,072)

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.

Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2017	25,947,422	$154,065	740,934,057	$2,073,171	525,602,270	$561	$1,402,261	35,288,149	$(259,315)	$1,807	$(2,646,876)	$(1,501,562)
Cumulative effect of accounting changes	—	—	—	—	—	—	4,973	—	—	—	(4,973)	—
Issuance of Series C convertible preferred stock upon exercise of warrants	—	—	1,910,919	14,499	—	—	—	—	—	—	—	—
Conversion of Series G convertible preferred stock to common stock	—	—	(30,000)	(92)	30,000	—	92	—	—	—	—	92
Forfeiture of Series K convertible preferred stock	—	—	(1,604)	(18)	—	—	—	—	—	—	—	—
Repurchase of common stock, held in treasury	—	—	—	—	(1,348,649)	—	—	1,348,649	(7,706)	—	—	(7,706)
Sale of common stock, held in treasury	—	—	—	—	16,000,000	—	(21,920)	(16,000,000)	118,400	—	—	96,480
Issuance of common stock from the exercise of stock options	—	—	—	—	9,084,070	9	11,930	—	—	—	—	11,939
Accretion of Series H redeemable convertible preferred stock to redemption value	—	18,098	—	—	—	—	(18,098)	—	—	—	—	(18,098)
Stock-based compensation	—	—	—	—	—	—	248,503	—	—	—	—	248,503
Excess tax deficiency from stock-based compensation	—	—	—	—	—	—	(4)	—	—	—	—	(4)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(1,045)	—	(1,045)
Net loss	—	—	—	—	—	—	—	—	—	—	(580,027)	(580,027)

Balance as of December 31, 2018	25,947,422	$172,163	742,813,372	$2,087,560	549,367,691	$570	$1,627,737	20,636,798	$(148,621)	$762	$(3,231,876)	$(1,751,428)

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.

Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	25,947,422	$172,163	742,813,372	$2,087,560	549,367,691	$570	$1,627,737	20,636,798	$(148,621)	$762	$(3,231,876)	$(1,751,428)
Cumulative effect of accounting changes	—	—	—	—	—	—	(34)	—	—	—	12,559	12,525
Issuance of Series H redeemable convertible preferred stock upon exercise of warrants	2,949,002	26,069	—	—	—	—	—	—	—	—	—	—
Redemption of Series H redeemable convertible preferred stock	(23,931,624)	(168,000)	—	—	—	—	—	—	—	—	—	—
Sale of Series H redeemable convertible preferred stock	1,068,376	7,500	—	—	—	—	—	—	—	—	—	—
Reclassification of Series H redeemable convertible preferred stock into convertible preferred stock upon expiration of redemption option	(2,015,798)	(4,163)	2,015,798	4,163	—	—	—	—	—	—	—	—
Repurchase of Series A convertible preferred stock	—	—	(1,088)	—	—	—	—	—	—	—	—	—
Repurchase of Series D convertible preferred stock	—	—	(8,298)	(6)	—	—	—	—	—	—	—	—
Repurchase of Series F convertible preferred stock	—	—	(3,036,810)	(5,386)	—	—	—	—	—	—	—	—
Distributed earnings attributable to participating securities	—	—	—	—	—	—	(8,481)	—	—	—	—	(8,481)
Conversion of Series F convertible stock to common stock	—	—	(10,078)	(20)	10,078	—	20	—	—	—	—	20
Issuance of Series D convertible preferred stock upon exercise of warrants	—	—	1,097,094	7,375	—	—	—	—	—	—	—	—
Conversion of Series D convertible stock to common stock	—	—	(30,000)	(24)	30,000	—	24	—	—	—	—	24
Sale of common stock, held in treasury	—	—	—	—	16,583,747	—	(20,928)	(16,583,747)	120,928	—	—	100,000
Repurchase of common stock, held in treasury	—	—	—	—	(2,339,520)	—	—	2,339,520	(11,202)	—	—	(11,202)
Issuance of common stock from the exercise of stock options	—	—	—	—	17,845,120	18	16,879	—	—	—	—	16,897
Stock-based compensation	—	—	—	—	—	—	242,114	—	—	—	—	242,114
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(1,465)	—	(1,465)
Net loss	—	—	—	—	—	—	—	—	—	—	(579,646)	(579,646)

Balance as of December 31, 2019	4,017,378	$33,569	742,839,990	$2,093,662	581,497,116	$588	$1,857,331	6,392,571	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.

Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	4,017,378	$33,569	742,839,990	$2,093,662	581,497,116	$588	$1,857,331	6,392,571	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)
Conversion of Series H-1 convertible preferred stock to common stock	—	—	(28,490)	(100)	28,490	—	100	—	—	—	—	100
Issuance of Series K convertible preferred stock	—	—	121,265	947	—	—	—	—	—	—	—	—
Issuance of Series D preferred stock upon net exercise of Series D preferred stock warrants	—	—	2,380,034	10,810	—	—	—	—	—	—	—	—
Repurchase of common stock, held in treasury	—	—	—	—	(808,201)	—	—	808,201	(3,777)	—	—	(3,777)
Retirement of treasury stock	—	—	—	—	—	(7)	(42,665)	(7,200,772)	42,672	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	7,631,329	8	(8)	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	206,500,523	207	942,322	—	—	—	—	942,529
Conversion of redeemable convertible preferred stock to common stock	(4,017,378)	(33,569)	—	—	4,017,378	4	33,565	—	—	—	—	33,569
Conversion of convertible preferred stock to common stock	—	—	(745,312,799)	(2,105,319)	793,725,807	794	2,104,525	—	—	—	—	2,105,319
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	31,007	—	—	—	—	31,007
Issuance of common stock from the exercise of stock options	—	—	—	—	120,617,527	120	298,709	—	—	—	—	298,829
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	82,429,575	82	(82)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,264,254	—	—	—	—	1,264,254
Settlement of employee loan accounted for as a modification to stock option	—	—	—	—	(3,500,000)	(4)	(201)	—	—	—	—	(205)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(2,042)	—	(2,042)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,166,391)	(1,166,391)

Balance as of December 31, 2020	—	$—	—	$—	1,792,139,544	$1,792	$6,488,857	—	$—	$(2,745)	$(4,965,354)	$1,522,550

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018

Operating activities
Net loss	$(1,166,391)	$(579,646)	$(580,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,871	12,255	13,910
Stock-based compensation	1,270,702	241,970	248,503
Change in fair value of warrants	(811)	3	(48,093)
Impairment of assets	674	23,407	23,700
Non-cash operating lease expense	35,049	—	—
Other operating activities	4,417	2,769	420
Changes in operating assets and liabilities:
Accounts receivable	(108,476)	(23,905)	(10,483)
Prepaid expenses and other current assets	(18,565)	18,806	(19,361)
Other assets	(28,990)	(29,447)	(3,424)
Accounts payable	(34,681)	23,424	10,968
Accrued liabilities	38,505	3,733	26,424
Deferred revenue, current and noncurrent	(30,905)	(134,396)	173,744
Customer deposits, current and noncurrent	(230,873)	279,226	126,028
Operating lease liability, current and noncurrent	(43,639)	—	—
Deferred rent	—	(3,414)	(1,321)
Other noncurrent liabilities	3,505	—	—

Net cash used in operating activities	(296,608)	(165,215)	(39,012)

Investing activities
Purchases of property and equipment	(12,236)	(13,096)	(13,004)
Purchase of assets held for sale	—	—	(2,400)
Proceeds from the sale of assets held for sale	250	—	8,620
Purchase of equity method investment	(2,934)	(25,868)	—
Return of capital from equity method investment	—	17,000	—

Net cash used in investing activities	(14,920)	(21,964)	(6,784)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs	942,529	100,000	96,480
Proceeds from issuance of debt, net of issuance costs	199,369	544,413	—
Principal payments on borrowings	(400,000)	(150,000)	(56,491)
Proceeds from the exercise of common stock options	298,829	16,897	12,671
Repurchase of common stock	(3,777)	(11,202)	(7,706)
Proceeds from the sale of redeemable convertible preferred stock	—	7,500	—
Redemption of redeemable convertible preferred stock	—	(168,000)	—
Repurchase of convertible preferred stock	—	(13,873)	—
Other financing activities	(497)	(1,202)	1,200

Net cash provided by financing activities	1,036,453	324,533	46,154

Effect of foreign exchange on cash, cash equivalents, and restricted cash	1,259	(2,227)	(3,703)

Net increase (decrease) in cash, cash equivalents, and restricted cash	726,184	135,127	(3,345)
Cash, cash equivalents, and restricted cash—beginning of period	1,401,962	1,266,835	1,270,180

Cash, cash equivalents, and restricted cash—end of period	$2,128,146	$1,401,962	$1,266,835

Palantir Technologies Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14,283	$8,579	$17,098
Cash paid for interest	11,432	2,710	2,438

Supplemental disclosures of non-cash investing and financing information:
Conversion of redeemable convertible and convertible preferred stock to common stock	$2,138,988	$—	$—
Conversion of convertible preferred stock warrants to common stock warrants	31,007	—	—
Cashless net exercise of warrants for convertible preferred stock	10,810	7,375	14,499
Cashless net exercise of warrants for redeemable convertible preferred stock	—	26,069	—
Reclassification of redeemable convertible preferred stock into convertible preferred stock upon expiration of redemption option	—	4,163	—
Accretion of redeemable convertible preferred stock to redemption value	—	—	18,098

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements

1. Organization

Palantir Technologies Inc. (including its subsidiaries, “Palantir” or “the Company”) was incorporated in Delaware on May 6, 2003. The Company builds and deploys software platforms, Palantir Gotham and Palantir Foundry, that serve as the central operating systems for its customers.

Direct Listing

On September 30, 2020, the Company completed a direct listing of its Class A common stock on the New York Stock Exchange (“NYSE”) (the “Direct Listing”).

In connection with the Direct Listing, on September 22, 2020, the Company filed an amended and restated certificate of incorporation, which became effective on that date. The amended and restated certificate of incorporation authorized the issuance of a total of 20,000,000,000 shares of Class A common stock and 2,700,000,000 shares of Class B common stock, authorized 1,005,000 shares of a new class of common stock (“Class F common stock”) and 2,000,000,000 shares of undesignated preferred stock. In connection with the Direct Listing, Alexander Karp, Stephen Cohen, and Peter Thiel (the “Founders”) each transferred 335,000 shares of their Class B common stock to a voting trust, which were then exchanged for an equivalent number of Class F common stock.

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

Furthermore, upon the occurrence of the Direct Listing, the Company determined that the performance-based vesting condition was satisfied for 68,149,214 RSUs, which resulted in the issuance of an equivalent number of shares of Class A common stock. See further discussion in Note 12. Stock-Based Compensation regarding the cumulative stock-based compensation charge recognized upon the Direct Listing.

2. Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. The accompanying consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over the investee, but not control, are accounted for using the equity method of accounting. For such investments, the share of the investee’s results of operations is included as a component of other income (expense), net in the consolidated statements of operations and the investment balance is included in other assets and classified as noncurrent in the consolidated balance sheets. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.

Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, identification of performance obligations in customer contracts, the fair value of common stock and other assumptions used to measure stock-based compensation, the fair value of warrants, the valuation of deferred tax assets and uncertain tax positions, collectability of accounts receivable, useful lives of tangible assets and the incremental borrowing rate for operating leases. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.

Segments

The Company has two operating segments, commercial and government, which were determined based on the manner in which the chief operating decision maker (“CODM”), who is the chief executive officer, manages the operations of the Company for purposes of allocating resources and evaluating performance. Various factors, including the Company’s organizational and management reporting structure and customer type, were considered in determining these operating segments.

The Company’s operating segments are described below:

•	Commercial: This segment primarily serves customers working in non-government industries.

•	Government: This segment primarily serves customers that are agencies in the United States (“U.S.”) federal government and non-U.S. governments.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consists of amounts invested in money market funds.

Restricted cash primarily consists of cash and certificates of deposit that are held as collateral against letters of credit and guarantees the Company is required to maintain for operating lease agreements, certain customer contracts, and other guarantees and financing arrangements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$2,011,323	$1,079,154	$1,116,342
Restricted cash	37,285	52,099	10,484
Restricted cash, noncurrent	79,538	270,709	140,009

Total cash, cash equivalents, and restricted cash	$2,128,146	$1,401,962	$1,266,835

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses, if any. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and as well as reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of December 31, 2020 and 2019, it did not record an allowance for credit losses as probable losses are not expected to be material.

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

The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the consolidated balance sheets. The Company’s accounts receivable balance as of December 31, 2020 and 2019 was $156.9 million and $50.3 million, respectively. Customer G represented 13% of total accounts receivable as of December 31, 2020. Customers A and C represented 38% and 21% of total accounts receivable as of December 31, 2019, respectively. No other customer represented more than 10% of total accounts receivable as of December 31, 2020 and 2019. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of December 31, 2020 and 2019, the Company had not experienced any significant losses on its accounts receivable.

For the year ended December 31, 2020, Customer F, which is in the government operating segment, represented 10% of total revenue. For the years ended December 31, 2019 and 2018, Customer D, which is in the commercial operating segment, represented 12%, and 15% of total revenue, respectively. No other customer represented more than 10% of total revenue for the years ended December 31, 2020, 2019 and 2018.

The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business.

Assets Held for Sale

Assets are classified as held for sale if their carrying amounts will be recovered principally through a sale rather than through continuing use and when all of the following criteria have been met: (i) management commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) the asset is being actively marketed for sale at or near its current fair value, (iv) significant changes to the plan of sale are unlikely, and (v) the sale of the asset is probable within one year. Upon classification as held for sale, long-lived assets are not depreciated, and the Company evaluates the assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the fair value less costs to sell are less

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

than the carrying amount. If such assets are considered to be impaired, the Company records an impairment loss for the amount of the excess of carrying value over the fair value less costs to sell as general and administrative expense in the consolidated statements of operations. See Note 4. Fair Value Measurements for more information.

Property and Equipment, Net

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets, which are generally three years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life, which is generally five years. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed when incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are derecognized from the consolidated balance sheet and any resulting gain or loss is recorded in the consolidated statements of operations in the period realized.

Equity Method Investments

In general, nonconsolidated investments in which the Company owns 20% to 50% of the affiliate’s equity and has the ability to exercise significant influence but does not control are accounted for under the equity method. In making this determination, the Company first considers whether it has a direct or indirect controlling financial interest based on either the variable interest entity (“VIE”) model or the voting interest entity (“VOE”) model.

The Company adjusts the carrying value of its investment by its proportionate share of the net earnings or losses of the investee, adjustments for unrealized profits or losses on intra-entity transactions, impairment charges, dividends received, additional capital investments, and the amortization of basis differences during the respective reporting period. The Company’s proportionate share of the net earnings or loss of its equity method investment is based on the most recently available financial statements of the investee and is reflected as a component of other income (expense), net in the consolidated statements of operations. The income tax benefit or expense related to the Company’s interest in the net earnings or loss of the equity method investee is reported in the consolidated provision (benefit) for income taxes.

The Company reviews the investments for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the consolidated statements of operations. No impairment charge was recognized during the years ended December 31, 2020, 2019 and 2018.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the future net undiscounted cash flows that the asset is expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets recognized during the years ended December 31, 2020, 2019 and 2018.

Leases

The Company adopted the Accounting Standard Update (“ASU”) 2016-02, Leases, and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, “ASC 842”), as of January 1, 2020. See the section Recently Adopted Accounting Pronouncements below for more information.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

The Company determines if an arrangement is a lease at inception. An arrangement is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a lease is identified, classification is determined at lease commencement. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s leases do not provide an implicit interest rate and therefore the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the interest rate that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. Renewals or early terminations are not accounted for unless the Company is reasonably certain to exercise these options. Operating lease expense is recognized and the ROU asset is amortized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company elected to use the transition relief package of practical expedients but did not elect to use the hindsight practical expedient in determining a lease term and impairment of ROU assets at the adoption date. For short-term leases, defined as leases with a term of twelve months or less, the Company elected the practical expedient to not recognize an associated lease liability and ROU asset. Lease payments for short-term leases are expensed on a straight-line basis over the lease term.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on the Company’s consolidated balance sheets. Finance leases are not material.

Lease accounting prior to the adoption of ASC 842

For operating leases, the Company recorded rent expense on a straight-line basis over the noncancelable lease term and recorded the difference between the rent paid and the recognition of rent expense as a deferred rent asset or liability. Rent escalation, rent abatement, or other concessions, such as rent holidays, and landlord or tenant incentives or allowances, were recorded as deferred rent and amortized over the remaining lease term.

Warrants

Warrants to purchase shares of redeemable convertible and convertible preferred stock (collectively, the “preferred stock warrants”) were freestanding financial instruments classified as other noncurrent liabilities on the Company’s consolidated balance sheets as the underlying securities were redeemable or contingently redeemable upon the occurrence of events which were outside of the Company’s control. The preferred stock warrants were recorded at their respective fair values upon issuance and were subject to re-measurement at the end of each reporting period. Any change in the fair value of the preferred stock warrants was recognized as a change in fair value of warrants in the consolidated statements of operations. The Company adjusted the liability for changes in fair value of the preferred stock warrants until the completion of the Company’s Direct Listing. Immediately prior to the filing of the amended and restated certificate of incorporation, all of the Company’s outstanding preferred stock warrants were converted into common stock warrants, which resulted in the reclassification of the warrants liability to additional paid-in capital.

Treasury Stock

Repurchased treasury stock is recorded at cost. When treasury stock is resold at a price different than its historical acquisition cost, the difference is recorded as a component of additional paid-in capital in the consolidated balance sheets. The Company’s treasury stock was fully retired as of April 2020. As of December 31, 2020 the Company held no shares as treasury stock.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date.

The Company measures fair value based on a three-level hierarchy of inputs, maximizing the use of observable inputs, where available, and minimizing the use of unobservable inputs when measuring fair value. A financial instrument’s level within the three-level hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three-level hierarchy of inputs is as follows:

Level 1: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s own assumptions about current market conditions and require significant management judgment or estimation.

Financial instruments consist of cash equivalents, restricted cash, accounts receivable, other assets accounted for at fair value, accounts payable, accrued liabilities, and the warrants liability. Cash equivalents, restricted cash, assets held for sale, and the warrants liability are stated at fair value on a recurring basis. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears a floating rate that approximates the market interest rate.

Revenue Recognition

The Company generates revenue from the sale of subscriptions to access the software in the Company’s hosted environment with ongoing operations and maintenance (“O&M”) services (“Palantir Cloud”), software licenses, primarily term licenses in the customers’ environments, with ongoing O&M services (“On-Premises Software”), and professional services.

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:

•	Identification of the contract(s) with the customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Each of the Company’s significant performance obligations and the Company’s application of ASC 606 to its revenue arrangements is discussed in further detail below.

Palantir Cloud

The Company’s Palantir Cloud subscriptions grant customers the right to access the software functionality in a hosted environment controlled by Palantir and are sold together with stand-ready O&M services, as further described below. The Company promises to provide continuous access to the hosted software throughout the contract term. Revenue associated with Palantir Cloud subscriptions is recognized over the contract term on a ratable basis, which is consistent with the transfer of control of the Palantir Cloud subscription to the customer.

On-Premises Software

Sales of the Company’s software licenses, primarily term licenses, grant customers the right to use functional intellectual property, either on their internal hardware infrastructure or on their own cloud instance, over the contractual term and are also sold together with stand-ready O&M services. The O&M services include critical updates, support, and maintenance services required to operate the software and, as such, are necessary for the software to maintain its intended utility over the contractual term. Because of this requirement, the Company has concluded that the software licenses and O&M services, which together the Company refers to it as its On-Premises Software, are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue is generally recognized over the contract term on a ratable basis.

Professional Services

The Company’s professional services support the customers’ use of the software and include, as needed, on-demand user support, user-interface configuration, training, and ongoing ontology and data modeling support. Professional services contracts typically include the provision of on-demand professional services for the duration of the contractual term. These services are typically coterminous with a Palantir Cloud subscription or the On-Premises Software. Professional services are on-demand, whereby the Company performs services throughout the contract period; therefore, the revenue is recognized over the contractual term.

Contract Balances

The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue or customer deposits (“contract liabilities”). Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Customer deposits consist of payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation and refund. The Company’s arrangements generally include terms that allow the customer to terminate the contract for convenience and receive a pro-rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposits.

The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

timing of payment, the Company elected to apply the practical expedient in accordance with ASC 606 to not adjust contract consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when promised goods and services are transferred to the customer and when the customer pays for those goods and services will be one year or less. As such, the Company determined its contracts do not generally contain a significant financing component.

Areas of Judgment and Estimation

The Company’s contracts with customers can include multiple promises to transfer goods or services to the customer. Determining whether promises are distinct performance obligations that should be accounted for separately – or not distinct within the context of the contract and, thus, accounted for together – requires significant judgment. The Company concluded that the promise to provide a software license is highly interdependent and interrelated with the promise to provide O&M services and such promises are not distinct within the context of its contracts and are accounted for as a single performance obligation as the Company’s On-Premises Software.

Additionally, the pricing of the Company’s contracts is generally fixed; however, it is possible for contracts to include variable consideration in the form of performance bonuses, which can be based on subjective or objective criteria. The Company includes the estimated amount of variable consideration that it expects to receive to the extent it is probable that a significant revenue reversal will not occur. Any amounts received in the form of performance bonuses were not material in the periods presented.

Costs to Obtain and Fulfill Contracts

Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Costs to obtain contracts were not material in the periods presented. The Company recognizes an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. Costs to fulfill contracts were not material in the periods presented.

Deferred Revenue

Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, noncurrent.

Customer Deposits

Customer deposits consist of payments received for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. The portion of customer deposits that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as customer deposits and the remaining portion is recorded as customer deposits, noncurrent.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Cost of Revenue

Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as third-party cloud hosting services, allocated overhead, and other direct costs.

Software Development Costs

The Company evaluates capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process and substantial development risks, technological feasibility is established for the Company’s products when they are made available for general release. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

Sales and Marketing Costs

Sales and marketing costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in executing on pilots and performing other brand building activities, as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, and allocated overhead. The Company generally charges all such costs to sales and marketing expense in the period incurred.

Research and Development Costs

Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and improve the Company’s platforms, as well as third-party cloud hosting services, and allocated overhead. Research and development costs are expensed as incurred.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, disputes, legal proceedings, fines and penalties, and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of such legal costs from insurance policies are recorded as an offset to legal expenses in the period they are received.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which require compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company determines the fair value of stock-based awards granted or modified on the grant date or modification date using appropriate valuation techniques.

Service-Based Vesting

The Company grants stock option awards and RSUs, that vest only based upon the satisfaction of a service condition. For stock option awards, the Company uses the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. For RSUs, the Company determines the grant-date fair value of the RSUs as the fair value of the Company’s common stock on the grant date. The Company records stock-based compensation expense for stock options and RSUs that vest only based upon the satisfaction of a service condition on a straight-line basis over the requisite service period, which is generally four years. The Company recognizes forfeitures as they occur.

Performance-Based Vesting

The Company grants awards, including RSUs and “growth units,” that vest upon the satisfaction of both a service condition and a performance condition. The performance-based vesting condition for the RSUs granted prior to the Company’s Direct Listing was satisfied upon the occurrence of the Direct Listing. The service-based vesting period for growth units has been satisfied for all growth units outstanding as of December 31, 2019. The performance-based vesting condition will be satisfied if the recipient remains a service provider through the 180-day period following the Direct Listing. Alternatively, if the holder of the growth units leaves the Company before the date of the public listing plus 180 days, then the growth units will vest if the Company meets certain performance targets for the performance year. Unless determined otherwise by the Company, if a change in control of the Company occurs before vesting, the growth units are forfeited.

Employee Benefit Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pretax and post-tax basis, a percentage of their qualifying annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company may make additional matching contributions on behalf of the participants. The Company did not make matching contributions for the years ended December 31, 2020, 2019 and 2018.

Income Taxes

The Company estimates its current tax expense together with assessing temporary differences resulting from differing treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s consolidated balance sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, the realization of the Company’s deferred tax assets are dependent on future taxable income against which these deductions, losses, and credits can be utilized.

The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance when it is more likely than not that a future benefit on such deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations. Management’s judgment is required in determining the Company’s valuation allowance recorded against its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision (benefit) for income taxes.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense; creation of new minimum taxes, such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low-Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which resulted in a one time U.S. tax liability on those earnings which have not previously been repatriated to the United States (“Transition Tax”). A majority of the provisions in the Tax Act were effective January 1, 2018. The Company has elected to record taxes associated with GILTI as period costs if and when incurred.

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share attributable to its common stockholders using the two-class method required for participating securities, which determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in distributed and undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible and convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to these securities.

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, and Class F common stock (collectively, the “common stock”) are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for all classes of common stock on an individual or combined basis. As such, the Company has presented the net loss attributed to its common stock on a combined basis.

Foreign Currency

Generally the functional currency of the Company’s international subsidiaries is the local currency of the country in which they operate. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as a cumulative translation adjustment and included in accumulated other comprehensive income (loss).

For transactions that are not denominated in the local functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each reporting period. Transaction gains and losses from the remeasurement are recognized in other income (expense), net within the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies (“EGC”) can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

until such time as those standards apply to private companies. The Company elected to retain the ability to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company lost its emerging growth company status on December 31, 2020 as its annual gross revenue exceeded the EGC revenue criteria of $1.07 billion. As such the Company became subject to new accounting pronouncement effective dates for non-EGC’s during 2020.

The Company adopted the following accounting standards during the year ended December 31, 2020:

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard update modified the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminated such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and valuation processes for Level 3 fair value measurements. The ASU adds new disclosure requirements for Level 3 measurements. The Company adopted ASU 2018-13 as of January 1, 2020. The Company’s disclosures related to its Level 3 financial instruments did not materially change for the periods presented. See Note 4. Fair Value Measurements for more information.

ASU 2016-02, Leases (Topic 842). ASC 842 requires companies to generally recognize operating and financing lease liabilities and corresponding ROU assets on their balance sheet. Leases will be classified as finance or operating leases, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operation. Effective January 1, 2020, the Company adopted this new standard prospectively using a modified retrospective transition approach. The Company elected the package of practical expedients permitted under the transition guidance of the new standard, which allowed the Company to carry forward its historical assessment on whether a contract is or contains a lease, lease classification, and initial direct costs. Upon adoption on January 1, 2020, the Company recognized operating lease ROU assets of $234.1 million, and current and non-current operating lease liabilities of $43.3 million and $237.2 million, respectively. Finance lease assets and liabilities were not material. The adoption of ASC 842 did not have a material impact to Company’s consolidated statements of operations and cash flows from operations.

ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard update requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The Company adopted this guidance as of January 1, 2020 on a prospective basis. Upon the adoption, the Company capitalized $4.0 million of software implementation costs incurred during the year ended December 31, 2020, which were included in prepaid expenses and other current assets and other assets on the consolidated balance sheets.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard update, along with subsequent ASUs, replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company adopted the standard effective January 1, 2020 on a modified retrospective basis. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. The new standard is effective for the Company on January 1, 2021. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures but does not expect it to have a material impact.

3. Revenue Recognition

Contract Balances

The Company’s contract liabilities consist of deferred revenue and customer deposits. The changes in the Company’s contract liabilities were as follows (in thousands):

Contract liabilities as of January 1, 2019	$657,112
Billings and other(1)(2)	898,254
Revenue recognized	(742,555)
Refunds accrued or paid to customers	(18,000)

Contract liabilities as of December 31, 2019	794,811
Billings and other(2)	839,740
Revenue recognized	(1,092,673)
Refunds accrued or paid to customers	(10,000)

Contract liabilities as of December 31, 2020	$531,878

(1) Billings include $75.0 million at December 31, 2019 from Palantir Technologies Japan, K.K. See Note 6. Equity Method Investments for more information.

(2) Other primarily includes the impact of foreign currency translation.

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

The Company’s remaining performance obligations were $597.4 million as of December 31, 2020, of which the Company expects to recognize approximately 54% as revenue over the next twelve months.

Disaggregation of Revenue

See Note 15. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

4. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents:
Money market funds	$1,075,783	$1,075,783	$—	$—
Restricted cash:
Certificates of deposit	74,097	—	74,097	—

Total	$1,149,880	$1,075,783	$74,097	$—

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents:
Money market funds	$650,498	$650,498	$—	$—
Restricted cash:
Certificates of deposit	102,904	—	102,904	—
Prepaid expenses and other current assets:
Assets held for sale	980	—	—	980

Total	$754,382	$650,498	$102,904	$980

Liabilities:
Warrants liability	$42,628	$—	$—	$42,628

Total	$42,628	$—	$—	$42,628

Certificates of Deposit

The Company’s Level 2 instruments consist of restricted cash invested in certificates of deposit. The fair value of such instruments is estimated based on valuations obtained from third-party pricing services that utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include interest rate curves, foreign exchange rates, and credit ratings.

Gross unrealized gains or losses for cash equivalents as of December 31, 2020 and 2019 were not material.

Assets Held for Sale

The fair value of assets held for sale were determined based on the Company’s best estimate of fair market value considering the limited market conditions for the assets, recent comparable sales, the age and condition of the assets, current demand, including letters of intent for the sale of the assets, and the views of informed industry sources and third-party specialists. In determining the fair market value of the assets at December 31, 2019, the Company considered a letter of intent it executed with a prospective buyer during November 2019 and its costs to sell the assets. As a result, an impairment charge for the excess of carrying value over the fair value less costs to sell was recorded as general and administrative expense in the consolidated statements of operations. All assets held for sale were sold as of December 31, 2020.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth a summary of the changes in the estimated fair value of the Company’s assets held for sale (in thousands):

Balance as of December 31, 2018	$24,008
Impairment of assets held for sale	(23,407)
Foreign currency adjustments	379

Balance as of December 31, 2019	$980
Sale of assets held for sale	(250)
Impairment of assets held for sale	(674)
Foreign currency adjustments	(56)

Balance as of December 31, 2020	$—

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

For the year ended December 31, 2019, the warrants liability was included in other noncurrent liabilities in the consolidated balance sheet and the fair value of the warrant liability was estimated using a combination of an option-pricing model and a Monte Carlo simulation model with equal weighting applied to both models in determining the fair values. These models considered many assumptions, including the likelihood of various potential liquidity events, the nature and timing of such potential events, actions taken with regard to the warrants at expiration, as well as discounts for lack of marketability of the underlying securities and warrants.

The assumptions used to calculate the warrants liability as of September 29, 2020, the date immediately before the Direct Listing, and December 31, 2019 were as follows:

	September 29,	December 31,
	2020	2019

Discounts for lack of marketability	—	20.0% - 28.0%
Fair value of underlying securities	$9.50	$6.81 - $8.04
Expected volatility	66.0%	66.0%
Dividend rate	—	—
Risk-free interest rate	0.1%	1.3%

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrants liability (in thousands):

Balance as of December 31, 2018	$76,069
Net exercises in the period	(33,444)
Change in fair value of warrants	3

Balance as of December 31, 2019	$42,628
Net exercises in the period	(10,810)
Change in fair value of warrants	(811)
Reclassification to additional paid-in capital as a result of conversion of preferred stock warrants to common stock warrants	(31,007)

Balance as of December 31, 2020	$—

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2020	2019

Leasehold improvements	$85,196	$93,530
Computer equipment, software, and other	22,275	32,757
Furniture and fixtures	9,976	10,753
Construction in progress	493	3,161

Total property and equipment, gross	117,940	140,201
Less: accumulated depreciation and amortization	(88,399)	(108,612)

Total property and equipment, net	$29,541	$31,589

Depreciation and amortization expense related to property and equipment, net was $13.9 million, $12.2 million, and $13.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019

Accrued payroll and related expenses	$85,466	$31,355
Accrued other liabilities	73,080	95,265

Total accrued liabilities	$158,546	$126,620

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

6. Equity Method Investments

Palantir Technologies Japan, K.K.

During November 2019, the Company and SOMPO Holdings, Inc. (“SOMPO”) created a Japanese Kabushiki Kaisha (“K.K.”), Palantir Technologies Japan, K.K. (“Palantir Japan”) to distribute Palantir platforms to the Japanese market. Upon closing of the transaction with SOMPO, the Company purchased a total of 100,000 shares of Palantir Japan common stock for $25.0 million. The shares the Company received in exchange represent a 50% voting interest in Palantir Japan. The remaining 50% of the voting interest is held by SOMPO. The Company’s investment in Palantir Japan is accounted for as an equity method investment as the Company is able to exercise significant influence over, but does not control, the investee. The Company recorded a $25.9 million initial investment in Palantir Japan, of which $0.9 million was related to direct costs incurred in connection with the transaction. The Company’s 50% share of profits or losses generated from Palantir Japan are reported on a quarter lag. The Company recorded $1.7 million share of losses during the year ended December 31, 2020.

Concurrently with the formation of Palantir Japan, the Company entered into a ten-year license and services agreement with Palantir Japan for a limited non-transferable right to resell the Company’s platforms and use certain of the Company’s trademarks in exchange for $25.0 million and future quarterly royalty payments to be paid based on Palantir Japan’s net revenue. In addition, the Company received a prepayment of $50.0 million to be used toward future products or services provided by the Company to support the business operations and future deployments of the Company’s platforms by Palantir Japan (“service credit”).

In connection with the license rights sold to Palantir Japan, the Company recorded the receipt of the $25.0 million in deferred revenue which will be recognized over the term of the agreement. The Company recorded the $50.0 million service credit in deferred revenue, which will be utilized on an as-needed basis and expires after five years. In the event there was a dissolution of Palantir Japan in the first five years following its formation, any remaining service credit would be refunded by the Company to Palantir Japan. For the years ended December 31, 2020 and 2019, Palantir Japan utilized $4.2 million and $0 of the outstanding service credit, respectively.

7. Debt

2014 Credit Facility

In October 2014, the Company entered into an unsecured revolving credit facility which has been subsequently amended (the “2014 Credit Facility”). The 2014 Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75% per annum, subject to certain adjustments, and incurs a commitment fee of 0.375% assessed on the daily average undrawn portion of revolving commitments. Interest and commitment fees are payable at the end of an interest period or at each three-month interval if the interest period is longer than three months.

In December 2019, the Company drew down the $150.0 million term loan and $150.0 million under the existing revolving credit facility. The term loan portion of the 2014 Credit Facility was fully repaid and terminated, and the $150.0 million revolving credit facility remained outstanding as of December 31, 2019.

In June 2020, the Company amended the 2014 Credit Facility to include a new $150.0 million term loan, extend the maturity date to June 4, 2023, and add an additional lender. Additionally, this amendment increased the minimum liquidity required to be maintained and provided the Company with an option to increase the total commitments by up to an additional $200.0 million, subject to the lenders’ approval. All other terms and conditions remained substantially the same upon the effectiveness of the amendment. Upon entering into this amendment, the Company drew down the total available term loan commitment of $150.0 million.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2020, the Company had $200.0 million of term loans outstanding under the 2014 Credit Facility and an additional $200.0 million undrawn revolving credit facility available. The 2014 Credit Facility is secured with substantially all of the Company’s assets.

The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of December 31, 2020.

2019 Credit Facility

On December 31, 2019, the Company entered into a senior secured revolving credit facility (the “2019 Credit Facility”) with a second lender. The 2019 Credit Facility allowed for the drawdown of up to $250.0 million. Amounts outstanding under the 2019 Credit Facility incurred interest at LIBOR plus a margin of 2.0% per annum, subject to certain adjustments. Interest was payable at the end of an interest period or at each three-month interval if the interest period was longer than three months. The 2019 Credit Facility also required the Company to maintain 50% of the aggregate revolving commitment in a specified collateral account, which was reported in restricted cash, noncurrent on the consolidated balance sheets.

As of December 31, 2019, the Company had $250.0 million outstanding and elected to incur interest at three-month LIBOR plus 2.0%. In June 2020, the outstanding balance was fully repaid and the 2019 Credit Facility was terminated, which released all restrictions on the cash collateral.

The Company’s outstanding debt consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019

Principal amount	$200,000	$400,000
Unamortized discount	(2,023)	(3,935)

Carrying value of debt	$197,977	$396,065

Future minimum payments of principal on the Company’s outstanding debt as of December 31, 2020 were as follows (in thousands):

2021	$—
2022	—
2023	200,000

Total payments	$200,000

8. Leases

The Company has operating leases primarily for corporate office space, and equipment. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

payments when appropriate. The Company’s leases have remaining terms up to March 2032 with renewal terms up to June 2033 or options to terminate leases within the next six years.

Supplemental balance sheet information related to lease liabilities at December 31, 2020, was as follows (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	As of December 31, 2020
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$217,075

Total right-of-use assets		$217,075

Lease liabilities:
Operating leases	Operating lease liabilities	$29,079
	Operating lease liabilities, noncurrent	229,800

Total lease liabilities		$258,879

The components of lease expense included in the Company’s consolidated statements of operations include (in thousands):

Year Ended December 31, 2020
Operating lease expense	$53,576
Short-term lease expense	8,942
Variable lease expense	9,433
Less: Sublease income	19,769

Total lease expense, net	$52,182

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represent temporary employee housing. Finance leases were not material for the year ended December 31, 2020.

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

	As of December 31, 2020
Year ended December 31,	Operating Lease Commitments	Less: Sublease Income	Net Lease Commitments

2021	$44,630	$17,582	$27,048
2022	40,099	12,418	27,681
2023	45,085	18,288	26,797
2024	41,629	16,407	25,222
2025	40,066	14,210	25,856
Thereafter	124,935	71,403	53,532

Total undiscounted liabilities	336,444	150,308	186,136
Less: Leases not yet commenced	(1,082)	—	(1,082)
Less: Imputed interest	(76,483)	—	(76,483)

Total operating lease liabilities	$258,879	$150,308	$108,571

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2020 were 8.05 years and 6.34%, respectively. The following table sets forth the supplemental information related to the Company’s operating leases for the year ended December 31, 2020 (in thousands):

Year Ended December 31, 2020
Cash paid for operating lease liabilities	$58,157
Lease liabilities arising from obtaining right-of-use assets	$17,647

As of December 31, 2020, the Company has additional operating leases for office space that have not yet commenced with future lease obligations of $1.1 million. These operating leases will commence in 2021 with lease terms of four years.

As of December 31, 2019, prior to the Company’s adoption of ASC 842, annual minimum payments under noncancelable operating leases were as follows (in thousands):

	Operating Lease Commitments	Less: Sublease Income	Net Operating Lease Commitments

2020	$58,914	$18,192	$40,722
2021	49,093	17,582	31,511
2022	45,894	17,665	28,229
2023	44,861	17,532	27,329
2024	41,968	15,636	26,332
Thereafter	133,883	84,985	48,898

Total minimum lease payments	$374,613	$171,592	$203,021

Under ASC 840, during the years ended December 31, 2019 and 2018, net rent expense was $38.5 million and $43.6 million, respectively, which included sublease income of $14.8 million and $13.1 million, respectively.

9. Commitments and Contingencies

Letters of Credit and Guarantees

The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $116.8 million and $322.8 million as of December 31, 2020 and 2019, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. These letters of credit and guarantees had expiration dates through August 2028 as of December 31, 2020.

Purchase Commitments

In December 2019, the Company entered into a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional seventh carryover year, effective beginning January 1, 2020, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. In December 2020, the agreement was amended to extend the first contract year until June 30, 2021, and the optional carryover period to June 30, 2029. As of December 31, 2020, the Company had satisfied $84.5 million of its $126.0 million commitment for the contract year ending June 30, 2021.

In June 2020, the Company entered into an additional commitment to purchase at least $45.0 million of cloud hosting services over a period of five years commencing on June 1, 2020 and ending on May 31, 2025. If the spend commitment is not met at the end of the term, the Company is obligated to pay the full amount of the outstanding balance (“shortfall payment”). The shortfall payment may be applied as a prepayment against consumption during an additional twelve-month coverage period expiring on May 31, 2026, at which time any unused amount would be forfeited. As of December 31, 2020, the Company had satisfied $2.8 million of its commitment.

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

On August 30, 2019, BTIG, LLC (the “BTIG Plaintiff”), the alleged broker of the potential sale of stock that is the subject of the KT4 Plaintiffs’ December 2017 action, filed an action in the Delaware Superior Court against the Company and Disruptive Technology Advisers LLC. The complaint alleged tortious interference with prospective economic advantage and civil conspiracy in connection with the same potential sale of stock at issue in the KT4 Plaintiffs’ action by a group of sellers purportedly represented by the BTIG Plaintiff to a third party. The BTIG Plaintiff dismissed its claim with prejudice on January 21, 2021.

The Company believes the lawsuit brought by the KT4 Plaintiffs is without merit and is vigorously defending itself against it. Given the uncertainty of litigation it may be reasonably possible that the Company will incur a loss with regards to the matter; however, it cannot currently estimate a range of possible losses. Accordingly, the

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Company is unable at this time to estimate the overall effects that may result from the remaining case on its financial condition, results of operations, or cash flows.

As of December 31, 2020 and 2019, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its O&M services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer; and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of December 31, 2020 and 2019.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of December 31, 2020 and 2019.

The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation.

10. Stockholders’ Equity (Deficit)

Redeemable Convertible and Convertible Preferred Stock

In connection with the Direct Listing in September 2020, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 4,017,378 and 793,725,807 shares of Class B common stock, respectively. In addition, the amended and restated certificate of incorporation filed in September 2020 in connection with the Direct Listing authorized the issuance of 2,000,000,000 shares of undesignated preferred stock.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Common Stock

During September 2020, the Company filed an amended and restated certificate of incorporation, which became effective on the date of its filing. The amended and restated certificate of incorporation authorized the issuance of a total of 20,000,000,000 shares of Class A common stock, 2,700,000,000 shares of Class B common stock, and 1,005,000 shares of Class F common stock. Additionally, each of the Founders exchanged 335,000 shares of their Class B common stock for an equivalent number of shares of Class F common stock.

The Company’s Class A, Class B, and Class F common stock all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has a variable number of votes and is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held by a voting trust established by the Founders. The Class F common stock generally give the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company’s equity securities as of December 31, 2020.

Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of December 31, 2020.

During the year ended December 31, 2020, the Company sold a total of 206,500,523 shares of its Class A common stock at a price of $4.65 per share, for aggregate proceeds of $942.5 million, net of issuance costs of $17.7 million. Included in these sales were 107,526,881 shares of Class A common stock sold to SOMPO, a partner investor in the Company’s equity method investee, Palantir Japan.

The following represented the total authorized, issued, and outstanding shares for each class of common stock:

	As of December 31, 2020			As of December 31, 2019
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Common stock:
Class A	20,000,000,000	1,542,057,292	1,542,057,292	2,200,000,000	315,615,753	309,223,182
Class B	2,700,000,000	249,077,252	249,077,252	1,800,000,000	272,273,934	272,273,934
Class F	1,005,000	1,005,000	1,005,000	—	—	—

Total	22,701,005,000	1,792,139,544	1,792,139,544	4,000,000,000	587,889,687	581,497,116

Treasury Stock

On April 30, 2020, the Board of Directors approved the retirement of all shares of treasury stock. Retirement of treasury stock was recorded as a reduction of common stock and additional paid-in capital. As of December 31, 2020, the Company held no shares as treasury stock.

11. Warrants

As of December 31, 2019, warrants outstanding included warrants to purchase up to 21,831,545 shares of convertible preferred stock and 8,625,420 shares of Class B common stock, respectively.

In December 2019, the Company and holders of the Series I Lead Warrants issued in February 2014 agreed to amend the Series I Lead Warrants to extend their expiration dates to January 2025. In connection with this

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

amendment, the holders agreed to a 20% reduction in the number of shares of Series I convertible preferred stock issuable upon exercise of the Series I Lead Warrant, which was effective January 2020.

In September 2020, a warrant for 2,586,208 shares of Series D preferred stock with a strike price of $0.7406 was cashless exercised and net settled into 2,380,034 shares of Series D convertible preferred stock. Additionally, a warrant for 7,632,154 shares of Class B common stock with a strike price of $0.001 was cashless exercised and net settled into 7,631,329 shares of Class B common stock.

Upon the effectiveness of the amended and restated certificate of incorporation filed in connection with the Direct Listing, all of the outstanding preferred stock warrants were converted into common stock warrants. As a result of the conversion, the warrants became equity-classified and the warrants liability was reclassified to additional paid-in capital.

As of December 31, 2020, warrants outstanding include warrants to purchase 5,211,093 shares of Class B common stock with a strike price of $6.13 per share and warrants to purchase 814,666 shares of Class B common stock with a strike price of $3.51 per share. The warrants expire in between December 2021 to January 2025.

In addition, the Company has warrants outstanding to purchase up to 13,042,415 shares of Class B common stock that will be automatically net exercised upon a Qualifying IPO, which did not include the Company’s Direct Listing, and only if the valuation of the Company immediately prior to such IPO (“IPO Valuation”) is less than $12.9 billion. These warrants expire in November 2023 and, as of December 31, 2020, were considered not probable of vesting.

12. Stock-Based Compensation

2010 Equity Incentive Plan

In 2010, the Company adopted the 2010 Equity Incentive Plan, as amended from time to time (“Amended 2010 Equity Incentive Plan”, or “2010 Plan”). The 2010 Plan permitted the granting of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, RSUs, and growth units to eligible participants. Under the 2010 Plan, the exercise price of options granted generally was at least equal to the fair market value of the applicable class of the Company’s common stock on the date of grant. Options and other equity awards become vested and, if applicable, exercisable based on terms determined by the Board of Directors or other plan administrator on the date of grant (or per later modification). Under the 2010 Plan, unless provided otherwise for an applicable award, the vesting and exercisability of awards accelerates by 25% on a change in control, if the award holder remains a service provider as of or immediately prior to such event.

The 2010 Plan was terminated prior to the Company’s Direct Listing, and no additional awards will be granted under the 2010 Plan. However, the 2010 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2010 Plan.

2020 Executive Equity Incentive Plan

In August 2020, the Company’s Board of Directors approved the 2020 Executive Equity Incentive Plan (the “Executive Equity Plan”). The Executive Equity Plan permitted the granting of NSOs and RSUs to the Company’s employees, consultants, and directors. A total of 165,900,000 shares of the Company’s Class B common stock were reserved for issuance under the Executive Equity Plan. During August 2020, options to purchase 162,000,000 shares of Class B common stock and restricted stock units covering 3,900,000 shares of the Company’s Class B common stock were granted to certain officers.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

The Executive Equity Plan was terminated prior to the Company’s Direct Listing, and no additional awards will be granted under the Executive Equity Plan. However, the Executive Equity Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the Executive Equity Plan.

2020 Equity Incentive Plan

In September 2020, prior to the Direct Listing, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, SARs, and performance awards to the Company’s employees, directors, and consultants. A total of 150,000,000 shares of the Company’s Class A common stock were initially reserved for issuance pursuant to the 2020 Plan. In addition, the number of shares of Class A common stock reserved for issuance under the 2020 Plan includes certain shares of common stock subject to awards under the 2010 Plan and Executive Equity Plan, in the case of certain occurrences such as expirations, terminations, exercise and tax-related withholding, or failures to vest. Shares of Class B common stock added to the 2020 Plan from the 2010 Plan or Executive Equity Plan are reserved for issuance under the Company’s 2020 Plan as Class A common stock. The number of shares of Class A common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of:

•	250,000,000 shares of the Company’s Class A common stock;

•	Five percent of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or

•	such other amount as the administrator of the 2020 Plan determines.

Under the 2020 Plan, the exercise price of options granted is generally at least equal to the fair market value of the Company’s Class A common stock on the date of grant. The term of an ISO generally may not exceed ten years. Additionally, the exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the fair market value of the common stock on the date of grant, and the term of such option grant shall not exceed five years. Options and other equity awards become vested and, if applicable, exercisable based on terms determined by the Board of Directors or another plan administrator on the date of grant, which is typically four years for new employees and varies for subsequent grants.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2020 (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Balance as of December 31, 2019	497,441,159	$4.10	5.81	$975,798
Options granted(1)	397,885,337	7.43
Options exercised	(120,617,527)	2.48
Options canceled and forfeited(1)	(238,942,466)	5.95

Balance as of December 31, 2020	535,766,503	$6.12	7.99	$9,340,245

Options vested and exercisable as of December 31, 2020	304,428,660	$3.67	5.84	$6,051,074

(1) Includes options that were canceled and re-granted as part of the option repricing modification, as further discussed below.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2020. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $974.2 million, $90.7 million, and $49.0 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted average grant-date fair value of options granted during the years ended December 31, 2020, 2019, and 2018 was $2.57, $3.67, and $3.81 per share, respectively. The total grant-date fair value of options that vested during the years ended December 31, 2020, 2019, and 2018 was $214.7 million, $229.4 million, and $221.2 million, respectively.

As of December 31, 2020, the unrecognized expense related to options outstanding was $1.1 billion, which is expected to be recognized over a weighted-average service period of 8.06 years.

Determination of Stock Option Fair Value

The estimated grant-date fair value of all the Company’s stock-based option awards was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2020(1)	2019(1)	2018(1)

Fair value of common stock	$7.60	$6.03	$6.03
Expected volatility	71.00%	65.00%	65.00%
Expected term (in years)	12.04	6.36	6.50
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.64%	1.65%	2.97%

(1) Excludes the impact of repricing of stock options modified during the years ended December 31, 2020, 2019, and 2018. See the “Stock Option Modification” subsection below for further information.

Fair value of common stock – Prior to the Direct Listing, the fair value of the common stock underlying the options had historically been determined by the Company’s Board of Directors given the absence of a public trading market. The Board of Directors determined the fair value of the common stock by considering a number of objective and subjective factors, including: (i) third-party valuations of common stock and secondary market trading information; (ii) the prices, rights, preferences, and privileges of the preferred stock relative to those of the common stock; (iii) the lack of marketability of the common stock; (iv) the actual operating and financial results; (v) the Company’s current business conditions and projections; and (vi) the likelihood of various potential liquidity events, such as an initial public offering or sale of the Company, given prevailing market conditions. After the Direct Listing, the fair value of the common stock underlying the options was the Company’s closing stock price on the NYSE on the grant date.

Expected volatility – As the Company recently completed its Direct Listing on September 30, 2020 and there is no sufficient stock volatility historical data, the expected volatility was based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group.

Expected term – The expected term represents the period of time the options are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise period, and contractual lives of the options.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Expected dividend yield – The Company has never paid and has no plans to pay dividends on its common stock. Therefore, the expected dividend yield assumption is zero.

Risk-free interest rate – The risk-free rate is based on the U.S. treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Stock Option Modifications

During the year ended December 31, 2018, the Company modified 158,646,785 options held by then-current employees. In September 2018, the Company repriced options held by then-current employees with an exercise price greater than $6.03 per share. As part of the repricing, the original options were canceled and new options were granted with an exercise price of $6.03 per share and a remaining contractual term of ten years. The new options were subject to the same service-based vesting schedule as the original options. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $43.7 million was immediately recognized related to vested options. During the years ended December 31, 2020, 2019, and 2018, the Company recognized total stock-based compensation expense of $11.9 million, $18.2 million, and $44.6 million, respectively, related to these repriced options. As of December 31, 2020, there was remaining incremental fair value of $7.8 million which will be recognized over the remaining requisite service period.

During the year ended December 31, 2019, the Company recognized stock-based compensation expense of $9.2 million related to the modification of 13,401,568 options held by certain of its directors. As part of the repricing, the original options were canceled and new options were granted with an exercise price of $6.03 per share, the then-current fair market value of the Company’s common stock, and a remaining contractual term of ten years. The new options were subject to the same vesting schedule as the original options. During the year ended December 31, 2020, the Company recognized total stock-based compensation expense of $2.0 million. As of December 31, 2020, there was remaining incremental fair value of $0.9 million which will be recognized over the remaining requisite service period.

During the year ended December 31, 2019, the Company also modified 26,040,393 fully vested and outstanding options which were approaching expiration. The extension of the original options was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $5.6 million was immediately recognized related to vested options. The weighted average extended term for the modified options was approximately 0.9 years.

In June 2020, the Company repriced 235,885,337 stock options. As part of the repricing, the original options were canceled and new options were granted with an exercise price of $4.72 per share and a remaining contractual term of ten years. The new options were generally subject to the same service-based vesting schedule as the original options. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $74.0 million was immediately recognized related to vested options in June 2020 and an additional $8.3 million was recognized during the year ended December 31, 2020. As of December 31, 2020, there was remaining incremental fair value of $22.9 million which will be recognized over the remaining requisite service period.

During the year ended December 31, 2020, the Company also modified 57,659,626 fully vested and outstanding options that were approaching expiration. The extension of the original options was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $9.9 million was immediately recognized related to vested options. The weighted average extended term for the modified options was approximately 0.47 years.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

RSUs

The following table summarizes the RSU activity for the year ended December 31, 2020:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share

Unvested and outstanding as of December 31, 2019	179,494,619	$6.03
RSUs granted	98,667,215	8.15
RSUs vested	(82,429,575)	6.45
RSUs canceled	(10,862,021)	6.06

Unvested and outstanding at December 31, 2020	184,870,238	$6.97

During the year ended December 31, 2019, the Company granted RSUs with both a service-based vesting condition and a liquidity event-related performance condition which was considered a performance-based vesting condition. The stock-based compensation expense related to such RSUs will be recognized using the accelerated attribution method from the grant date. The service-based vesting period for these awards varies across service providers and is up to five years. The performance-based vesting condition for the RSUs was satisfied upon the Company’s Direct Listing, which occurred on September 30, 2020. Additionally, subsequent to September 30, 2020 the Company granted RSUs with only a service based-based vesting condition. The stock-based compensation expense related to such RSUs will be recognized ratably over the service period.

During the year ended December 31, 2020, the Company recognized $940.0 million in stock-based compensation expense related to RSUs, of which $769.5 million was recognized upon the Company’s Direct Listing which satisfied the performance-based vesting condition. No compensation expense was recognized for the year ended December 31, 2019 as the performance-based vesting condition was not achieved.

The total grant-date fair value of RSUs vested during the year ended December 31, 2020 was $531.9 million. As of December 31, 2020, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $873.5 million, which the Company expects to recognize over 3.2 years.

Growth Units

In May 2019, the Company granted growth units which vest upon the satisfaction of both a performance-based vesting condition, which was satisfied upon the Company’s Direct Listing, and a service-based vesting condition. The growth units have a formula used to calculate the number of shares of the Company’s common stock that would be earned by the holder upon the satisfaction of all vesting criteria. The Company did not grant any additional growth units during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company recognized $9.6 million of stock-based compensation expense related to the growth units, of which $8.4 million was recognized upon the Company’s Direct Listing which satisfied the performance-based vesting condition. As of December 31, 2020, the total unrecognized stock-based compensation expense related to the 3,582,674 growth units outstanding was $1.2 million, which the Company expects to recognize through March 2021 at which point the outstanding growth units will fully vest and convert into 1.5 million shares of common stock. No compensation expense was recognized for the year ended December 31, 2019 as the performance-based vesting condition was not achieved.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Stock-based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenue	$139,627	$27,904	$19,629
Sales and marketing	398,205	79,215	93,510
Research and development	357,063	67,933	72,039
General and administrative	375,807	66,918	63,325

Total stock-based compensation expense	$1,270,702	$241,970	$248,503

The Company recognized a benefit for income taxes related to stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018 of $18.2 million, $6.4 million, and $6.0 million, respectively.

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

In August 2020, the Company received a payment of $26.6 million for a portion of the principal and accrued interest on the outstanding non-recourse promissory note in the form of 3,500,000 shares of common stock based on the fair market value of the common stock on the date of repayment. The Company forgave the remaining $0.8 million owed under the note, guaranteed the employee director a tax neutrality payment to cover his additional tax liability associated with the transaction, and terminated its security interest in the remaining shares of common stock that were originally pledged as collateral. The forgiveness of the remaining debt and the provision of the tax neutrality payment was accounted for as a modification to the original stock option, and the Company recorded additional stock-based compensation expense of $4.5 million during the year ended December 31, 2020. As of December 31, 2020, the Company paid $0.8 million in tax neutrality payments and accrued a $4.0 million liability for its estimate of the remaining amount to be paid to the employee director.

13. Income Taxes

Loss before provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018

United States	$(1,203,682)	$(580,362)	$(558,974)
Foreign	24,655	13,091	(11,951)

Loss before provision (benefit) for income taxes	$(1,179,027)	$(567,271)	$(570,925)

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	500	139	142
Foreign	7,249	19,435	15,945

Total current provision	7,749	19,574	16,087
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(20,385)	(7,199)	(6,985)

Total deferred benefit	(20,385)	(7,199)	(6,985)

Total provision (benefit) for income taxes	$(12,636)	$12,375	$9,102

A reconciliation of the expected tax provision (benefit) at the statutory federal income tax rate to the Company’s recorded tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,

	2020	2019	2018
Expected (benefit) at U.S. federal statutory rate	$(247,596)	$(119,127)	$(119,894)
State income taxes – net of federal benefit	500	139	142
Foreign tax rate differential	(4,131)	25,430	8,028
Research and development tax credits	(26,294)	(2,106)	(4,565)
Stock-based compensation	(194,730)	(6,069)	2,629
Warrants revaluation	—	—	(10,099)
Non-deductible officers’ compensation	76,093	—	—
Change in valuation allowance	373,632	112,149	126,395
Other	9,890	1,959	6,466

Total provision (benefit) for income taxes	$(12,636)	$12,375	$9,102

For the year ended December 31, 2020, the Company recorded a benefit for income taxes compared to a provision for income taxes for the year ended December 31, 2019, primarily due to decreases in profits from our international operations and foreign benefits from stock-based compensation.

For the year ended December 31, 2019, the provision for income taxes increased compared to the year ended December 31, 2018, primarily due to an increase of foreign income as a result of increased foreign business.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,

	2020	2019

Net operating loss carryforwards	$853,861	$570,583
Reserves and accruals	55,685	36,269
Tax credit carryforwards	68,626	28,459
Stock-based compensation	246,380	181,901
Lease liabilities	57,543	—
Depreciation and amortization	28,970	23,709

Gross deferred tax assets	1,311,065	840,921
Right-of-use assets	(48,120)	—

Total net deferred tax assets before valuation allowance	1,262,945	840,921
Valuation allowance	(1,220,093)	(819,738)

Net deferred tax assets	$42,852	$21,183

The Company performs an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company reviews the recognition of deferred tax assets on a regular basis to determine if realization of such assets is more likely than not. A valuation allowance is provided when it is more likely than not that such assets will not be realized.

As of December 31, 2020, the Company had U.S. federal and state net operating losses of approximately $3.6 billion and $1.5 billion, respectively. As of December 31, 2019, the Company had U.S. federal and state net operating losses of approximately $2.4 billion and $1.1 billion, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2024 through 2037 if not utilized with the exception of $2.0 billion, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2022 through 2040 if not utilized. Additionally, as of December 31, 2020, the Company had federal and California research and development credits of approximately $85.1 million and $66.0 million, respectively. As of December 31, 2019, the Company had federal and California research and development credits of approximately $32.5 million and $30.9 million, respectively. The federal research and development credits will begin to expire in the years 2027 through 2040 if not utilized and the California research and development credits have no expiration date.

Utilization of the net operating losses and research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code (“IRC”) of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and research and development credit carryforwards before utilization.

As of December 31, 2020, the Company had an immaterial amount of earnings indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings and, accordingly, the Company does not provide for U.S. income taxes and foreign withholding tax on these earnings.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Uncertain Tax Positions

A reconciliation of the gross unrecognized tax benefits consists of the following (in thousands):

	Years Ended December 31,

	2020	2019	2018

Unrecognized tax benefit beginning of year	$31,702	$27,812	$18,793
Increases in current year tax positions	43,855	6,301	8,437
Increases in prior year tax positions	—	114	582
Decreases in prior year tax positions	—	(1,829)	—
Decreases in prior year tax positions due to settlements	—	(696)	—
Decreases in prior year tax positions due to lapse of statute of limitations	—	—	—

Unrecognized tax benefit end of year	$75,557	$31,702	$27,812

For the years ended December 31, 2020, 2019, and 2018, the Company recorded gross unrecognized tax benefits of $75.6 million, $31.7 million, and $27.8 million, respectively, that, if recognized, would not benefit the Company’s effective tax rate.

As of December 31, 2020, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued interest and penalties related to uncertain tax positions due to offsetting tax attributes as of December 31, 2020 or 2019.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The material jurisdictions where the Company is subject to potential examination by tax authorities are the U.S. (federal and state) for tax years 2004 through 2020 and the UK for tax years 2013 through 2020.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

14. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	As of December 31,
	2020	2019	2018

Numerator
Net loss	$(1,166,391)	$(579,646)	$(580,027)
Less: Accretion of Series H redeemable convertible preferred stock to redemption value	—	—	(18,098)
Less: Distributed earnings attributable to participating securities	—	(8,481)	—

Net loss attributable to common stockholders	$(1,166,391)	$(588,127)	$(598,125)
Less: Change in fair value attributable to participating securities	(5,483)	—	(38,953)

Net loss attributable to common stockholders, for diluted net loss per share	$(1,171,874)	$(588,127)	$(637,078)

Denominator
Weighted-average shares used in computing net loss per share, basic	977,721,736	576,958,560	537,280,394
Weighted-average shares used in computing net loss per share, diluted	979,330,067	576,958,560	544,014,393
Net loss per share
Net loss per share attributable to common stockholders, basic	$(1.19)	$(1.02)	$(1.11)

Net loss per share attributable to common stockholders, diluted	$(1.20)	$(1.02)	$(1.17)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2020	2019	2018

Redeemable convertible preferred stock	—	4,017,378	25,947,422
Convertible preferred stock	—	791,252,998	791,263,372
Warrants to purchase redeemable convertible and convertible preferred stock	—	21,831,545	22,245,552
Warrants to purchase common stock	19,068,174	993,266	993,266
Options and SARs issued and outstanding	535,791,503	497,541,159	487,299,359
RSUs outstanding	184,870,238	179,494,619	—
Growth units outstanding	3,582,674	3,582,674	—

Total	743,312,589	1,498,713,639	1,327,748,971

15. Segment and Geographic Information

The following reporting segment tables reflect the results of the Company’s reportable operating segments consistent with the manner in which the CODM evaluates the performance of each segment and allocates the

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Company’s resources. The CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

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

Financial information for each reportable segment was as follows (in thousands):

	Years Ended December 31,

	2020	2019	2018

Revenue:
Government	$610,198	$345,521	$255,131
Commercial	482,475	397,034	340,278

Total revenue	$1,092,673	$742,555	$595,409

	Years Ended December 31,

	2020		2019		2018
	Amount	%	Amount	%	Amount	%

Contribution:
Government	$346,937	57%	$79,606	23%	$30,963	12%
Commercial	247,320	51%	77,575	20%	50,422	15%

Total contribution	$594,257	54%	$157,181	21%	$81,385	14%

The reconciliation of contribution to loss from operations is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018

Loss from operations	$(1,173,679)	$(576,444)	$(623,440)
Research and development expenses(1)	203,597	237,630	213,412
General and administrative expenses(1)	293,637	254,025	242,910
Stock-based compensation expense	1,270,702	241,970	248,503

Total contribution	$594,257	$157,181	$81,385

(1) Excludes stock-based compensation expense.

Palantir Technologies Inc.

Notes to Consolidated Financial Statements (continued)

Geographic Information

Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Years Ended December 31,

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Revenue:
United States	$573,549	52%	$295,753	40%	$208,620	35%
United Kingdom	132,427	12%	120,185	16%	121,563	20%
France	97,702	9%	76,220	10%	64,427	11%
Rest of world(1)	288,995	27%	250,397	34%	200,799	34%

Total revenue	$1,092,673	100%	$742,555	100%	$595,409	100%

(1) No other country represents 10% or more of total revenue for the years ended December 31, 2020, 2019, or 2018.

Property and equipment, net is attributed to the Company’s office locations as follows (in thousands, except percentages):

	As of December 31,

	2020		2019		2018
	Amount	%	Amount	%	Amount	%

Property and equipment, net:
United States	13,268	45%	15,956	51%	14,168	47%
United Kingdom	13,325	45%	12,461	39%	14,446	48%
Rest of world	2,948	10%	3,172	10%	1,420	5%

Total property and equipment, net	$29,541	100%	$31,589	100%	$30,034	100%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Our board of directors has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations page on our website, which is located at https://investors.palantir.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Our Chief Executive Officer holds approximately 66.3 million compensatory stock options that are approaching their expiration date in December 2021. As the expiration date of these options cannot be extended under existing laws and regulations without incurring significant tax penalties, we expect that he will exercise all of these options prior to December 2021, and concurrently or subsequently sell a significant portion of such shares, including to cover exercise costs, withholding taxes, and expected tax liabilities in connection with the exercise.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Financial Statements

See Index under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, because they are not applicable, or because the required information is otherwise included.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and restated certificate of incorporation of the registrant.	10-Q	001-39540	3.1	November 13, 2020

3.2	Amended and restated bylaws of the registrant.	10-Q	001-39540	3.2	November 13, 2020

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-248413	4.1	August 25, 2020

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 24, 2020.	S-1/A	333-248413	4.2	September 14, 2020

4.3	Form of Series D convertible preferred stock warrant.	S-1	333-248413	4.3	August 25, 2020

4.4	Form of Series H redeemable convertible preferred stock venture warrant.	S-1	333-248413	4.4	August 25, 2020

4.5	Form of Series I convertible preferred stock lead investor warrant.	S-1	333-248413	4.5	August 25, 2020

4.6	Form of Series I convertible preferred stock lead investor IPO warrant.	S-1	333-248413	4.6	August 25, 2020

4.7	Form of Series I convertible preferred stock IPO warrant.	S-1	333-248413	4.7	August 25, 2020

4.8*	Description of Capital Stock of Palantir Technologies Inc.

9.1	Founder Voting Agreement.	S-1/A	333-248413	9.1	September 21, 2020

9.2	Founder Voting Trust Agreement.	S-1/A	333-248413	9.2	September 18, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-248413	10.1	September 9, 2020

10.2	Credit Agreement among the registrant, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of October 7, 2014, as amended.	S-1	333-248413	10.2	August 25, 2020

10.3+	Palantir Technologies Inc. 2020 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.3	September 9, 2020

10.4+	Palantir Technologies Inc. Amended 2010 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.4	September 3, 2020

10.5+	Notice of Stock Option Grant and Stock Option Agreement (Non-Plan Option) between the registrant and Alexander Karp, dated as of September 22, 2009.	S-1/A	333-248413	10.5	September 3, 2020

10.6+	Notice of Stock Option Grant and Stock Option Agreement (Non-Plan Option) between the registrant and Alexander Karp, dated as of January 24, 2011.	S-1/A	333-248413	10.6	September 3, 2020

10.7+	Palantir Technologies Inc. 2020 Executive Equity Incentive Plan.	S-1/A	333-248413	10.7	September 9, 2020

10.8+	Palantir Technologies Inc. Outside Director Compensation Policy.	S-1/A	333-248413	10.8	September 14, 2020

10.9+	Employee Incentive Compensation Plan.	S-1/A	333-248413	10.9	September 14, 2020

10.10+	Security Program Continuation Agreement between the registrant and Alexander Karp dated June 5, 2019.	S-1/A	333-248413	10.10	September 14, 2020

21.1*	List of subsidiaries of Palantir Technologies Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith
+	Indicates a management contract or compensatory plan or arrangement
†

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2021	PALANTIR TECHNOLOGIES INC.

	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander C. Karp and Stephen Cohen, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander C. Karp Alexander C. Karp	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ Stephen Cohen Stephen Cohen	President and Director	February 26, 2021

/s/ David Glazer David Glazer	Chief Financial Officer (Principal Financial Officer)	February 26, 2021

/s/ Jeffrey Buckley Jeffrey Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021

/s/ Peter Thiel Peter Thiel	Director	February 26, 2021

/s/ Spencer Rascoff Spencer Rascoff	Director	February 26, 2021

Signature	Title	Date

/s/ Alexandra Schiff Alexandra Schiff	Director	February 26, 2021

/s/ Alexander Moore Alexander Moore	Director	February 26, 2021

/s/ Lauren Friedman Stat Lauren Friedman Stat	Director	February 26, 2021