Form 10-Q
period 2021-03-31
Palantir Technologies Inc.
filed 2021-05-12
CIK 1321655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, there were 1,805,225,985 shares of the registrant’s Class A common stock outstanding, 70,515,320 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Palantir Technologies Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	As of March 31,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,339,437	$2,011,323
Restricted cash	37,106	37,285
Accounts receivable	151,400	156,932
Prepaid expenses and other current assets	61,755	51,889

Total current assets	2,589,698	2,257,429
Property and equipment, net	27,378	29,541
Restricted cash, noncurrent	71,933	79,538
Operating lease right-of-use assets	213,331	217,075
Other assets	111,845	106,921

Total assets	$3,014,185	$2,690,504

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,234	$16,358
Accrued liabilities	181,603	158,546
Deferred revenue (1)	186,498	189,520
Customer deposits	250,181	210,320
Operating lease liabilities	32,110	29,079

Total current liabilities	667,626	603,823
Deferred revenue, noncurrent (1)	44,998	50,525
Customer deposits, noncurrent	70,768	81,513
Debt, noncurrent, net	198,185	197,977
Operating lease liabilities, noncurrent	222,429	229,800
Other noncurrent liabilities	4,236	4,316

Total liabilities	1,208,242	1,167,954

Commitments and Contingencies (Note 8)
Stockholders’ equity:

Preferred stock, par value $0.001: 2,000,000 shares authorized and 0 issued and outstanding as of March 31, 2021 and December 31, 2020	—	—

Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of March 31, 2021 and December 31, 2020; 1,792,699 shares issued and outstanding as of March 31, 2021, and 1,542,058 shares issued and outstanding as of December 31, 2020; 2,700,000 Class B shares authorized as of March 31, 2021 and December 31, 2020; 66,903 shares issued and outstanding as of March 31, 2021, and 249,077 shares issued and outstanding as of December 31, 2020; and 1,005 Class F shares authorized, issued, and outstanding as of March 31, 2021 and December 31, 2020	1,860	1,792
Additional paid-in capital	6,892,046	6,488,857
Accumulated other comprehensive income (loss)	865	(2,745)
Accumulated deficit	(5,088,828)	(4,965,354)

Total stockholders’ equity	1,805,943	1,522,550

Total liabilities and stockholders’ equity	$3,014,185	$2,690,504

(1) Deferred revenue as of March 31, 2021 and December 31, 2020 includes $61.1 million and $68.2 million, respectively, from Palantir Technologies Japan, K.K. See Note 6. Equity Method Investments, for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$341,234	$229,327
Cost of revenue	74,111	64,294

Gross profit	267,123	165,033
Operating expenses:
Sales and marketing	136,097	98,653
Research and development	98,471	65,800
General and administrative	146,569	70,765

Total operating expenses	381,137	235,218

Loss from operations	(114,014)	(70,185)
Interest income	376	3,267
Interest expense	(1,840)	(4,594)
Change in fair value of warrants	—	13,695
Other income (expense), net	(4,894)	6,100

Loss before provision for income taxes	(120,372)	(51,717)
Provision for income taxes	3,102	2,557

Net loss	$(123,474)	$(54,274)

Net loss per share attributable to common stockholders, basic	$(0.07)	$(0.09)

Net loss per share attributable to common stockholders, diluted	$(0.07)	$(0.10)

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	1,821,158	591,850

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	1,821,158	594,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(123,474)	$(54,274)
Other comprehensive income:
Foreign currency translation adjustments	3,610	1,026

Comprehensive loss	$(119,864)	$(53,248)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	55,300	55	208,805	—	—	208,860
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	10,960	11	(11)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants	736	1	(1)	—	—	—
Stock-based compensation	—	—	194,397	—	—	194,397
Other comprehensive income	—	—	—	3,610	—	3,610
Net loss	—	—	—	—	(123,474)	(123,474)

Balance as of March 31, 2021	1,860,607	$1,860	$6,892,046	$865	$(5,088,828)	$1,805,943

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	4,017	$33,569	742,840	$2,093,662	581,497	$588	$1,857,331	6,393	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)
Conversion of Series H-1 convertible preferred stock to common stock	—	—	(28)	(100)	28	—	100	—	—	—	—	100
Repurchase of common stock, held in treasury	—	—	—	—	(808)	—	—	808	(3,777)	—	—	(3,777)
Issuance of common stock from the exercise of stock options	—	—	—	—	7,316	7	6,703	—	—	—	—	6,710
Stock-based compensation	—	—	—	—	—	—	54,238	—	—	—	—	54,238
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,026	—	1,026
Net loss	—	—	—	—	—	—	—	—	—	—	(54,274)	(54,274)

Balance as of March 31, 2020	4,017	$33,569	742,812	$2,093,562	588,033	$595	$1,918,372	7,201	$(42,672)	$323	$(3,853,237)	$(1,976,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(123,474)	$(54,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,237	3,671
Stock-based compensation	193,731	54,107
Change in fair value of warrants	—	(13,695)
Non-cash operating lease expense	6,477	10,160
Other operating activities	771	514
Changes in operating assets and liabilities:
Accounts receivable	4,480	(51,403)
Prepaid expenses and other current assets	(9,753)	(7,974)
Other assets	(4,865)	(8,403)
Accounts payable	51	(40,790)
Accrued liabilities	44,488	(39,368)
Deferred revenue, current and noncurrent	(11,952)	8,599
Customer deposits, current and noncurrent	20,825	(132,077)
Operating lease liabilities, current and noncurrent	(7,132)	(16,251)
Other noncurrent liabilities	(3)	—

Net cash provided by (used in) operating activities	116,881	(287,184)
Investing activities
Purchases of property and equipment	(708)	(3,016)

Net cash used in investing activities	(708)	(3,016)
Financing activities
Proceeds from the exercise of common stock options	208,860	6,710
Repurchase of common stock	—	(3,777)
Other financing activities	(2,506)	(439)

Net cash provided by financing activities	206,354	2,494
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(2,197)	(1,627)

Net increase (decrease) in cash, cash equivalents, and restricted cash	320,330	(289,333)
Cash, cash equivalents, and restricted cash - beginning of period	2,128,146	1,401,962

Cash, cash equivalents, and restricted cash - end of period	$2,448,476	$1,112,629

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$878	$7,665
Cash paid for interest	1,662	1,774

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

The unaudited condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

The Company ceased to be an emerging growth company as of December 31, 2020, which accelerated its adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). As a result, certain components of cash flows used in operating activities within the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2020 have been presented to conform to the new standard. The impact to the presentation of the other statements was not material.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

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

Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, identification of performance obligations in customer contracts, the valuation of deferred tax assets and uncertain tax positions, collectability of accounts receivable, useful lives of tangible assets, and the incremental borrowing rate for operating leases. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. There have been no significant changes to these policies during the three months ended March 31, 2021.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2021	2020
Cash and cash equivalents	$2,339,437	$809,530
Restricted cash	37,106	65,795
Restricted cash, noncurrent	71,933	237,304

Total cash, cash equivalents, and restricted cash	$2,448,476	$1,112,629

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses, if any. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of March 31, 2021 and December 31, 2020, it did not record an allowance for credit losses as probable losses are not expected to be material.

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

The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of March 31, 2021 and December 31, 2020 were $151.4 million and $156.9 million, respectively. Customer G represented 14% and 13% of total accounts receivable as of March 31, 2021 and December 31, 2020, respectively. No other customer represented more than 10% of total accounts receivable as of March 31, 2021 and December 31, 2020. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of March 31, 2021 and December 31, 2020, the Company had not experienced any significant losses on its accounts receivable.

For the three months ended March 31, 2021, no customer represented more than 10% of total revenue. For the three months ended March 31, 2020, Customer F, which is in the government operating segment, represented 12% of total revenue and Customer A, which is in the commercial operating segment, represented 11% of total revenue. No other customer represented more than 10% of total revenue for the three months ended March 31, 2020.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted ASU 2019-12 as of January 1, 2021 using transition methods allowed under each aspect of the guidance. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Contract Liabilities and Remaining Performance Obligations

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As March 31, 2021 and December 31, 2020 the Company’s contract liability balances were $552.4 million and $531.9 million, respectively. Revenue of $169.5 million and $181.2 million was recognized during the three months ended March 31, 2021 and 2020, respectively, that was included in the contract liability balances as of December 31, 2020 and 2019, respectively.

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

The Company’s remaining performance obligations were $625.9 million as of March 31, 2021, of which the Company expects to recognize approximately 50% as revenue over the next twelve months.

Disaggregation of Revenue

See Note 13. Segment and Geographic Information, for disaggregated revenue by customer segment and geographic region.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Fair Value Measurements

Financial instruments consist of cash equivalents, restricted cash, accounts receivable, other assets accounted for at fair value, accounts payable, and accrued liabilities. Cash equivalents and restricted cash are stated at fair value on a recurring basis. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears a floating rate that approximates the market interest rate.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,163,796	$1,163,796	$—	$—
Restricted cash:
Certificates of deposit	66,116	—	66,116	—

Total	$1,229,912	$1,163,796	$66,116	$—

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,075,783	$1,075,783	$—	$—
Restricted cash:
Certificates of deposit	74,097	—	74,097	—

Total	$1,149,880	$1,075,783	$74,097	$—

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

Gross unrealized gains or losses for cash equivalents as of March 31, 2021 and December 31, 2020 were not material.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Leasehold improvements	$85,303	$85,196
Computer equipment, software, and other	22,978	22,275
Furniture and fixtures	9,957	9,976
Construction in progress	710	493

Total property and equipment, gross	118,948	117,940
Less: accumulated depreciation and amortization	(91,570)	(88,399)

Total property and equipment, net	$27,378	$29,541

Depreciation and amortization expense related to property and equipment, net was $3.2 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accrued payroll and related expenses	$113,513	$85,466
Accrued other liabilities	68,090	73,080

Total accrued liabilities	$181,603	$158,546

6. Equity Method Investments

Palantir Technologies Japan, K.K.

During November 2019, the Company and SOMPO Holdings, Inc. (“SOMPO”) created a Japanese Kabushiki Kaisha (“K.K.”), Palantir Technologies Japan, K.K. (“Palantir Japan”), to distribute Palantir platforms to the Japanese market. Upon closing of the transaction with SOMPO, the Company purchased a total of 100,000 shares of Palantir Japan common stock for $25.0 million. The shares the Company received in exchange represent a 50% voting interest in Palantir Japan. The remaining 50% of the voting interest is held by SOMPO. The Company’s investment in Palantir Japan is accounted for as an equity method investment as the Company is able to exercise significant influence over, but does not control, the investee.

Concurrently with the formation of Palantir Japan, the Company entered into a ten-year license and services agreement with Palantir Japan for a limited non-transferable right to resell the Company’s platforms and use certain of the Company’s trademarks in exchange for $25.0 million and future quarterly royalty payments to be paid based on Palantir Japan’s net revenue. In connection with the license rights sold to Palantir Japan, the Company recorded the receipt of the $25.0 million in deferred revenue, which will be recognized over the term of the agreement. In addition, the Company received a prepayment of $50.0 million to be used toward future products and services provided by the Company to support the business operations and future deployments of the Company’s platforms by Palantir Japan (“service credit”). The Company recorded the $50.0 million service credit in deferred revenue, which will be utilized on an as-needed basis and expires after five years. For the three months ended March 31, 2021 and 2020, Palantir Japan utilized $6.7 million and $0.3 million, respectively, of the service credit.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Debt

2014 Credit Facility

In October 2014, the Company entered into an unsecured revolving credit facility which has been subsequently amended (the “2014 Credit Facility”). The 2014 Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75% per annum, subject to certain adjustments, and incurs a commitment fee of 0.375% assessed on the daily average undrawn portion of revolving commitments. Interest and commitment fees are payable at the end of an interest period or at each three-month interval if the interest period is longer than three months. The 2014 Credit Facility, as amended, matures on June 4, 2023.

As of March 31, 2021, the Company had $200.0 million of term loans outstanding under the 2014 Credit Facility and an additional $200.0 million undrawn revolving credit facility available. The 2014 Credit Facility is secured with substantially all of the Company’s assets.

The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of March 31, 2021.

The Company’s outstanding debt consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021	As of December 31, 2020
Principal amount	$200,000	$200,000
Unamortized discount	(1,815)	(2,023)

Carrying value of debt	$198,185	$197,977

8. Commitments and Contingencies

Letters of Credit and Guarantees

The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $109.0 million and $116.8 million as of March 31, 2021 and December 31, 2020, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily for operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of March 31, 2021, these letters of credit and guarantees had expiration dates through August 2028.

Purchase Commitments

In December 2019, the Company entered into, and subsequently amended during December 2020, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through June 30, 2029, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. As of March 31, 2021, the Company had satisfied $111.2 million of its $126.0 million commitment for the contract year ending June 30, 2021.

In June 2020, the Company entered into an additional commitment to purchase at least $45.0 million of cloud hosting services over a period of five years commencing on June 1, 2020 and ending on May 31, 2025. If the spend commitment is not met at the end of the term, the Company is obligated to pay the full amount of the outstanding balance (“shortfall payment”). The shortfall payment may be applied as a prepayment against consumption during an additional twelve-month coverage period expiring on May 31, 2026, at which time any unused amount would be forfeited. As of March 31, 2021, the Company had satisfied $4.4 million of its commitment.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Investment Commitment

On March 30, 2021, the Company entered into a subscription agreement with Qell Acquisition Corp (“Qell”) and Qell DutchCo B.V (“Lilium HoldCo”) to purchase 4.1 million Class A ordinary shares of Lilium HoldCo in a private placement for a total purchase price of $41.0 million. The closing of the private placement is contingent upon the completion of the proposed business combination between Qell, Lilium HoldCo, and Lilium GmbH (“Lilium”). Additionally, concurrent with signing the subscription agreement, Lilium and the Company entered into a five-year enterprise subscription contract to access the Company’s products and services.

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

On December 14, 2017, members of KT4 Partners LLC (Managing Member Marc Abramowitz) and Sandra Martin Clark, as trustee for the Marc Abramowitz Irrevocable Trust Number 7 (together, “KT4 Plaintiffs”), filed an action in the Delaware Superior Court against the Company and Disruptive Technology Advisers LLC. The complaint alleges tortious interference with prospective economic advantage and civil conspiracy in connection with a potential sale of stock by the KT4 Plaintiffs to a third party. The KT4 Plaintiffs seek compensatory and punitive damages, interest, fees, and costs.

The Company believes this lawsuit is without merit and is vigorously defending itself against it. Given the uncertainty of litigation, it may be reasonably possible that the Company will incur a loss with regards to the matter; however, it cannot currently estimate a range of possible losses. Accordingly, the Company is unable at this time to estimate the overall effects that may result from the case on its financial condition, results of operations, or cash flows.

As of March 31, 2021, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its operations and maintenance (“O&M”) services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer; and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of March 31, 2021 and December 31, 2020.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of March 31, 2021 and December 31, 2020.

The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation.

9. Stockholders’ Equity

The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described below and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (our “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company’s equity securities as of March 31, 2021.

Holders of common stock are entitled to dividends when, as and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of March 31, 2021.

In connection with the Company’s direct listing of its Class A common stock on the New York Stock Exchange (“Direct Listing”) in September 2020, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 4,017,378 and 793,725,807 shares of Class B common stock, respectively, and 1,005,000 shares of Class B common stock held by the Founders were exchanged for an equal number of shares of Class F common stock.

The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock:
Class A	20,000,000	1,792,699	20,000,000	1,542,058
Class B	2,700,000	66,903	2,700,000	249,077
Class F	1,005	1,005	1,005	1,005

Total	22,701,005	1,860,607	22,701,005	1,792,140

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021 (in thousands, except per share amounts):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Balance as of December 31, 2020	535,767	$6.12	7.99	$9,340,245
Options exercised	(55,301)	3.78
Options canceled and forfeited	(2,889)	5.16

Balance as of March 31, 2021	477,577	$6.39	8.08	$8,069,476

Options vested and exercisable as of March 31, 2021	259,517	$3.67	5.85	$5,093,003

As of March 31, 2021, the unrecognized expense related to options outstanding was $1.1 billion, which is expected to be recognized over a weighted-average service period of 8.09 years.

RSUs

The following table summarizes the RSU activity for the three months ended March 31, 2021 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	184,870	$6.97
RSUs granted	3,225	38.12
RSUs vested	(10,960)	6.84
RSUs canceled	(2,612)	6.39

Unvested and outstanding as of March 31, 2021	174,523	$7.55

As of March 31, 2021, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $850.8 million, which the Company expects to recognize over 3.30 years.

Growth Units

In May 2019, the Company granted growth units which vest upon the satisfaction of both a performance-based vesting condition, which was satisfied upon the Company’s Direct Listing, and a service-based vesting condition, which was satisfied in March 2021. In March 2021, the 3.6 million outstanding growth units vested and, per the formula applicable to the awards, converted into 1.5 million shares of common stock. During the three months ended March 31, 2021, the Company recognized the remaining stock-based compensation expense related to the growth units of $1.2 million.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$15,977	$8,068
Sales and marketing	57,286	18,463
Research and development	37,874	15,032
General and administrative	82,594	12,544

Total stock-based compensation expense	$193,731	$54,107

Related Party Non-Recourse Note

In November 2016, the Company entered into a non-recourse promissory note to lend an employee director $25.9 million, which was secured by 10.5 million shares of the Company common stock held by the employee director (“pledged collateral”). Such arrangement was accounted for as a stock option issued to the employee, and the Company recorded the related stock-based compensation expense upon the issuance of the note. The promissory note accrued interest at a rate of 1.5% per annum, compounded semi-annually.

In August 2020, the Company received a payment of $26.6 million for a portion of the principal and accrued interest on the outstanding non-recourse promissory note in the form of 3.5 million shares of common stock based on the fair market value of the common stock on the date of repayment. The Company forgave the remaining $0.8 million owed under the note, guaranteed the employee director a tax neutrality payment to cover his additional tax liability associated with the transaction, and terminated its security interest in the remaining shares of common stock that were originally pledged as collateral. The forgiveness of the remaining debt and the provision of the tax neutrality payment was accounted for as a modification to the original stock option, and the Company recorded additional stock-based compensation expense of $4.5 million during the year ended December 31, 2020 and satisfied the liability as of March 31, 2021.

11. Income Taxes

The Company recorded provision for income taxes of $3.1 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s 2021 effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on the Company’s losses in the U.S. and other jurisdictions. The change was primarily due to increases in profits from the Company’s international operations offset by decreases in foreign withholding taxes.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of losses in certain jurisdictions, the Company believes that it is more likely than not that its U.S. federal and state deferred tax assets will not be fully realized. Accordingly, the Company has maintained a valuation allowance on its U.S. federal and state deferred tax assets. The Company’s effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on its losses from the U.S. and other jurisdictions, foreign income taxed at different rates, non-deductible of stock-based compensation, and withholding tax expense.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(123,474)	$(54,274)
Less: Change in fair value attributable to participating securities	—	(7,773)

Net loss attributable to common stockholders, for diluted net loss per share	$(123,474)	$(62,047)

Denominator
Weighted-average shares used in computing net loss per share, basic	1,821,158	591,850

Weighted-average shares used in computing net loss per share, diluted	1,821,158	594,363

Net loss per share
Net loss per share attributable to common stockholders, basic	$(0.07)	$(0.09)

Net loss per share attributable to common stockholders, diluted	$(0.07)	$(0.10)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of March 31,
	2021	2020
Redeemable convertible preferred stock	—	4,017
Convertible preferred stock	—	791,225
Warrants to purchase redeemable convertible and convertible preferred stock	—	18,254
Warrants to purchase common stock	18,253	993
Options and SARs issued and outstanding	477,602	486,342
RSUs outstanding	174,523	175,954
Growth units outstanding	—	3,583

Total	670,378	1,480,368

13. Segment and Geographic Information

The following tables reflect the results of the Company’s reportable operating segments consistent with the manner in which the chief operating decision maker (“CODM”) evaluates the performance of each segment and allocates the Company’s resources. The CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Contribution is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. A segment’s contribution is calculated as segment revenue less the related costs of revenue and sales and marketing expenses. It excludes certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, research and development expenses, and general and administrative expenses.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
Government	$208,420	$118,127
Commercial	132,814	111,200

Total revenue	$341,234	$229,327

	Three Months Ended March 31,
	2021	2020
Contribution:
Government	$131,746	$51,897
Commercial	72,543	41,014

Total contribution	$204,289	$92,911

The reconciliation of contribution to loss from operations is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Loss from operations	$(114,014)	$(70,185)
Research and development expenses(1)	60,597	50,768
General and administrative expenses(1)	63,975	58,221
Stock-based compensation expense	193,731	54,107

Total contribution	$204,289	$92,911

(1)  Excludes stock-based compensation expense.

Geographic Information

Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Revenue:
United States	$198,447	58%	$109,777	48%
United Kingdom	34,385	10%	28,975	13%
France	21,090	6%	25,730	11%
Rest of world(1)	87,312	26%	64,845	28%

Total revenue	$341,234	100%	$229,327	100%

(1)  No other country represents 10% or more of total revenue for the three months ended March 31, 2021 or 2020.

Palantir Technologies Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Subsequent Events

Amendment of the 2014 Credit Facility and Repayment of the Outstanding Revolving Term Loan

On April 1, 2021, the Company entered into an amendment to the 2014 Credit Facility, which provides for an increase of $200.0 million to the revolving commitments of the existing lenders under the 2014 Credit Facility, for total revolving commitments of $400.0 million, and which also provides for an incremental loan facility of additional term loans or revolving loans in an aggregate principal amount of up to $100.0 million with one or more existing or new lenders upon mutual agreement between the Company and such lenders. Upon entering into the amendment, the Company repaid its outstanding term loans of $200.0 million and no amounts were outstanding under the 2014 Credit Facility.

Investments

On April 5, 2021, the Company entered into a subscription agreement with Rotor Acquisition Corp. (“Rotor”) to purchase 2.1 million shares of Class A common stock of Rotor in a private placement for a total purchase price of $21.0 million. The closing of the private placement is contingent upon the completion of the proposed business combination between Rotor, Rotor Merger Sub Corp. (a wholly owned subsidiary of Rotor), and Sarcos Corp. (“Sarcos”). Additionally, concurrent with signing the subscription agreement, Sarcos and the Company entered into a six-year enterprise subscription contract to access the Company’s products and services.

On May 1, 2021, the Company entered into a subscription agreement with Montes Archimedes Acquisition Corp. (“Montes”) and Roivant Sciences Ltd. (“Roivant”) to purchase 3.0 million shares of Class A common stock of Montes in a private placement for a total purchase price of $30.0 million. The closing of the private placement is contingent upon the completion of the proposed business combination between Montes, Roivant, and other applicable parties. Additionally, concurrent with signing the subscription agreement, Roivant and the Company entered into a five-year enterprise subscription contract to access the Company’s products and services.

On May 5, 2021, the Company entered into a subscription agreement with GX Acquisition Corp. (“GX”) to purchase 2.0 million shares of Class A common stock of GX in a private placement for a total purchase price of $20.0 million. The closing of the private placement is contingent upon the completion of the proposed business combination between GX, Celularity Inc. (“Celularity”), and other applicable parties. Additionally, concurrent with signing the subscription agreement, Celularity and the Company entered into a five-year enterprise subscription contract to access the Company’s products and services.

On May 11, 2021, the Company entered into a subscription agreement with a special purpose acquisition company to purchase 2.0 million shares of its Class A common stock in a private placement for a total purchase price of $20.0 million. The closing of the private placement is contingent upon the completion of the proposed business combination between the special purpose acquisition company and a mobility company, and other applicable parties. Additionally, concurrent with signing the subscription agreement, the mobility company and the Company entered into a five-year enterprise subscription contract to access the Company’s products and services.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “goal,” “outlook,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our expectations regarding financial performance and liquidity, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses, stock-based compensation, our ability to achieve and maintain future profitability, and cash flows;

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

•

our market share, category positions, and market trends, including our ability to grow our business in large government and commercial organizations, including our expectations regarding the impact of Federal Acquisition Streamlining Act of 1994 (“FASA”);

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

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, channel sales relationships, or investments we may make.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our Business

For the three months ended March 31, 2021, we generated $341.2 million in revenue, reflecting a 49% growth rate from the three months ended March 31, 2020, when we generated $229.3 million in revenue.

Our operating results continued to improve when excluding stock-based compensation. In the three months ended March 31, 2021, we incurred losses from operations of $114.0 million, or income from operations of $116.6 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended March 31, 2020, our losses from operations were $70.2 million, or $16.1 million when excluding stock-based compensation.

In the three months ended March 31, 2021, our gross profit was $267.1 million, reflecting a gross margin of 78%, or 83% when excluding stock-based compensation. In the three months ended March 31, 2020, our gross profit was $165.0 million, reflecting a gross margin of 72%, or 75% when excluding stock-based compensation.

For more information about our income or loss from operations, when excluding stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation, as well as reconciliations from loss from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.

Our Customers

We have updated our definition of a customer to be an organization from which we have recognized revenue during the trailing twelve month period to provide more meaningful period over period comparisons. During the period ended March 31, 2021, we had 149 customers, including leading companies in various commercial sectors as well as government agencies around the world. During the period ended March 31, 2020, we had 131 customers.

For large government agencies, where a single institution has multiple divisions, units, or subsidiary agencies, each such division, unit, or subsidiary agency that enters into a separate contract with us and is invoiced as a separate entity is treated as a separate customer. For example, while the U.S. Food and Drug Administration, Centers for Disease Control and Prevention, and National Institutes of Health are subsidiary agencies of the U.S. Department of Health and Human Services, we treat each of those agencies as a separate customer given that the governing structures and procurement processes of each agency are independent.

We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies. Our average revenue per customer during the trailing twelve months ended March 31, 2021 was $8.1 million, which grew 29% from $6.3 million per customer during the trailing twelve months ended March 31, 2020. Our average revenue for the top twenty customers during the during the trailing twelve months ended March 31, 2021 was $36.1 million, which grew 34% from an average of $27.0 million from the top twenty customers during the trailing twelve months ended March 31, 2020.

Large organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. In the three months ended March 31, 2021, commercial customers accounted for 39% of our revenue while government agencies accounted for 61%. In the three months ended March 31, 2021, we generated 58% of our revenue from customers in the United States and the remaining 42% from customers abroad.

Coronavirus (“COVID-19”) Impact

As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including the suspension of all non-essential business travel of employees and the temporary closure of all of our major offices. Although the majority of our workforce currently works remotely, there has been minimal disruption in our ability to ensure the effective operation of our software platforms. We expect to begin to open certain of our offices in a limited capacity over the remainder of the year, while closely monitoring the pandemic.

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

We have seen a decrease in our travel and office-related expenditures, including temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing pandemic. However, improvement of our contribution metric has also been driven by the expansion of existing customer accounts, improved sales efficiency, and the increasing deployment of centralized hosting and other software deployment infrastructure. While we expect our travel and office-related expenditures to increase moving forward, especially as we begin to open certain of our offices, we do not expect such expenditures to return to their pre-pandemic levels, given that we have made significant investments in enabling employees to work with customers remotely.

See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, and Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021, for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

In 2020, we generated a total of $1,092.7 million in revenue. Acquire phase customers cohorted as of December 31, 2020 generated $0.3 million in revenue in 2020. Expand phase customers cohorted as of December 31, 2020 generated $20.3 million in revenue in 2020. Scale phase customers cohorted as of December 31, 2020 generated $1,072.1 million in revenue in 2020.

In the three months ended March 31, 2021, customers cohorted as of December 31, 2020 generated a total of $340.8 million in revenue.

New customers acquired during the three months ended March 31, 2021 generated an additional $0.4 million in revenue and will be assigned a cohort as of December 31, 2021. A more detailed discussion of the three phases, for purposes of illustration of how we manage accounts across the business, follows below.

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

We evaluate the success of customer accounts in the Acquire phase based on the revenue such accounts generate in the following year. In 2020, we generated $0.3 million in revenue from customers in the Acquire phase, which yielded a contribution loss of $36.8 million. In the three months ended March 31, 2021, those same customers generated $3.6 million in revenue, which yielded a contribution loss of $4.3 million.

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

In 2020, we generated $20.3 million in revenue from customers that were in the Expand phase as of the end of that year, with a contribution margin of (159)%. In the three months ended March 31, 2021, those same customers generated $12.4 million in revenue with a contribution margin of 4%.

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

It is in the Scale phase of our partnerships with customers that we generally see contribution margin on particular accounts improve. In 2020, we generated $1,072.1 million in revenue from customers in the Scale phase, with a contribution margin of 63%. In the three months ended March 31, 2021, those same customers generated $324.8 million in revenue with a contribution margin of 66%.

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

Non-GAAP Reconciliations

We use the non-GAAP measures contribution margin; gross profit and gross margin, excluding stock-based compensation; and income (loss) from operations, excluding stock-based compensation and related employer payroll taxes to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. We exclude stock-based compensation, which is a non-cash expense, from these non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Additionally, we exclude employer payroll taxes related to stock-based compensation as it is difficult to predict and outside of our control.

Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations. Thus, our non-GAAP contribution margin; gross profit and gross margin, excluding stock-based compensation; and income (loss) from operations, excluding stock-based compensation and related employer payroll taxes should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

Contribution Margin

The following table provides a reconciliation of contribution margin for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
Loss from operations	$(114,014)	$(70,185)
Add:
Research and development expenses (1)	60,597	50,768
General and administrative expenses (1)	63,975	58,221
Stock-based compensation	193,731	54,107

Contribution	$204,289	$92,911

Contribution margin	60%	41%

————

(1) Excludes stock-based compensation.

Gross Profit and Gross Margin, Excluding Stock-Based Compensation

The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
Gross profit	$267,123	$165,033
Add: stock-based compensation	15,977	8,068

Gross profit, excluding stock-based compensation	$283,100	$173,101

Gross margin, excluding stock-based compensation	83%	75%

Income (Loss) from Operations, Excluding Stock-Based Compensation and Related Employer Payroll Taxes

The following table provides a reconciliation of income (loss) from operations, excluding stock-based compensation and related employer payroll taxes for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Loss from operations	$(114,014)	$(70,185)
Add: stock-based compensation	193,731	54,107
Add: employer payroll taxes related to stock-based compensation	36,866	—

Income (loss) from operations, excluding stock-based compensation and related employer payroll taxes	$116,583	$(16,078)

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

Sales and Marketing

Our sales and marketing efforts span all stages of our sales cycle, including personnel engaging with or executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, and benefits for our sales force and personnel involved in executing on pilots and customer growth activities, as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, and allocated overhead. Sales and marketing costs are generally expensed as incurred.

We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business, sales force, and enhancing our brand awareness.

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

Change in Fair Value of Warrants

The change in the fair value of warrants consists of the net changes in the fair value of our liability classified warrants to purchase redeemable convertible and convertible preferred stock that were remeasured at the end of each reporting period. During September 2020, in connection with the direct listing of our Class A common stock on the New York Stock Exchange (“NYSE”) (“Direct Listing”), all of the Company’s outstanding preferred stock warrants were converted into common stock warrants, which resulted in the reclassification of the warrants liability to additional paid-in capital. As such, we do not expect additional charges related to the fair value of these warrants.

Provision for Income Taxes

Provision for income taxes consists of income taxes related to foreign and state jurisdictions in which we conduct business and withholding taxes.

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

Segment profitability is evaluated based on contribution and contribution margin. Contribution is segment revenue less the related costs of revenue and sales and marketing expenses, excluding stock-based compensation expense. Contribution margin is contribution divided by revenue. To the extent costs of revenue or sales and marketing expenses are not directly attributable to a particular segment, they are allocated based upon headcount at each operating segment during the period. We use it, in part, to evaluate the performance of, and allocate resources to, each of our operating segments, which excludes certain operating expenses that are not allocated to operating segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, research and development costs, and general and administrative costs, such as legal and accounting.

Results of Operations

The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$341,234	$229,327
Cost of revenue (1)	74,111	64,294

Gross profit	267,123	165,033
Operating expenses:
Sales and marketing (1)	136,097	98,653
Research and development (1)	98,471	65,800
General and administrative (1)	146,569	70,765

Total operating expenses	381,137	235,218

Loss from operations	(114,014)	(70,185)
Interest income	376	3,267
Interest expense	(1,840)	(4,594)
Change in fair value of warrants	—	13,695
Other income (expense), net	(4,894)	6,100

Loss before provision for income taxes	(120,372)	(51,717)
Provision for income taxes	3,102	2,557

Net loss	$(123,474)	$(54,274)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$15,977	$8,068
Sales and marketing	57,286	18,463
Research and development	37,874	15,032
General and administrative	82,594	12,544

Total stock-based compensation expense	$193,731	$54,107

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	22	28

Gross profit	78	72
Operating expenses:
Sales and marketing	40	43
Research and development	28	29
General and administrative	43	31

Total operating expenses	111	103

Loss from operations	(33)	(31)
Interest income	—	1
Interest expense	(1)	(2)
Change in fair value of warrants	—	6
Other income (expense), net	(1)	3

Loss before provision for income taxes	(35)	(23)
Provision for income taxes	1	1

Net loss	(36)%	(24)%

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
Revenue:
Government	$208,420	$118,127	$90,293	76%
Commercial	132,814	111,200	21,614	19%

Total revenue	$341,234	$229,327	$111,907	49%

Revenue increased by $111.9 million, or 49%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Revenue from government customers increased by $90.3 million, or 76%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily from customers in the United States. Of the increase, $90.1 million was from government customers existing as of December 31, 2020. Revenue from commercial customers increased by $21.6 million, or 19%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to an increase of $19.2 million from customers existing as of December 31, 2020. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
Cost of revenue	$74,111	$64,294	$9,817	15%
Gross profit	267,123	165,033	102,090	62%
Gross margin	78%	72%	6%

Cost of revenue for the three months ended March 31, 2021 increased by $9.8 million, or 15%, compared to the three months ended March 31, 2020. The increase was primarily due to increases in personnel costs of $6.0 million, which included an increase of $7.9 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs, which vested in connection with the Company’s Direct Listing; and $3.2 million in employer payroll taxes primarily related to income from share-based payments. These increases in personnel costs were partially offset by decreases in travel-related expenses and other personnel costs of $3.3 million as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, and $1.8 million in payroll and payroll-related costs driven by a decrease of headcount attributable to cost of revenue functions. Additionally, there were increases of $6.5 million related to third-party cloud hosting services, and $2.7 million related to other direct deployment costs and increased usage of field service representatives. These increases to cost of revenue were offset by decreases of $3.7 million from office related expenses and other allocated costs, and $1.7 million related to reductions in hardware costs.

Our gross margin for the three months ended March 31, 2021 increased by 6% compared to the three months ended March 31, 2020. Gross margin increased primarily as a result of increased efficiencies in supporting revenue growth at our customer deployments, including investments in our platforms as well as reductions in hardware costs for customers. This was partly offset by increases in stock-based compensation expense and third-party cloud hosting services. For the three months ended March 31, 2021 and 2020, gross margin, excluding stock-based compensation, would have increased by 8% to 83%.

Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
Sales and marketing	$136,097	$98,653	$37,444	38%
Research and development	98,471	65,800	32,671	50%
General and administrative	146,569	70,765	75,804	107%

Total operating expenses	$381,137	$235,218	$145,919	62%

Sales and Marketing

Sales and marketing expenses increased by $37.4 million, or 38%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by increases in personnel costs of $44.7 million, which included an increase of $38.8 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs and growth units, which vested in connection with the Company’s Direct Listing; $11.9 million in employer payroll taxes primarily related to income from share-based payments; and $2.8 million in payroll due to an increase in headcount attributable to our sales and marketing functions. These increases in personnel costs were partially offset by a decrease of $7.2 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, and $1.6 million from other payroll-related costs. Additionally, there was an increase of $1.3 million in third-party cloud based hosting services; offset by decreases of $6.3 million from office related expenses and other allocated costs, and $2.3 million in marketing costs.

Research and Development

Research and development expenses increased by $32.7 million, or 50%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by increases in personnel costs of $34.6 million, which included an increase of $22.8 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs, which vested in connection with the Company’s Direct Listing; $11.2 million related to increase in payroll taxes primarily related to income from share-based payments; and $3.9 million in payroll related to an increase in headcount attributable to our research and development functions. These increases in personnel costs were partially offset by a decrease of $2.2 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, and $1.2 million from other payroll-related costs. Additionally, there was an increase of $2.3 million in third-party cloud hosting services and other IT; offset by decreases of $4.2 million from office related expenses and other allocated costs.

General and Administrative

General and administrative expenses increased by $75.8 million, or 107%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by increases in personnel costs of $79.1 million, which included an increase of $70.1 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs and growth units, which vested in connection with the Company’s Direct Listing; $9.3 million related to increase in payroll taxes primarily related to income from share-based payments; and $1.7 million in other payroll-related costs. These increases in personnel costs were partially offset by a decrease of $1.9 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, payroll related to a decrease in headcount attributable to our general and administrative functions. Additionally, there was a decrease of $3.3 million from office related expenses and other allocated costs.

Interest Income

	Three Months Ended March 31,		Change

	2021	2020	Amount
Interest income	$376	$3,267	$(2,891)

Interest income decreased by $2.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.

Interest Expense

	Three Months Ended March 31,		Change

	2021	2020	Amount
Interest expense	$(1,840)	$(4,594)	$2,754

Interest expense decreased by $2.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to a lower debt balance during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Change in Fair Value of Warrants

	Three Months Ended March 31,		Change

	2021	2020	Amount
Change in fair value of warrants	$—	$13,695	$(13,695)

During the three months ended March 31, 2020, the $13.7 million gain from the change in fair value of warrants was primarily driven by the decrease in the fair value of our stock during the period. During the three months ended March 31, 2021, there were no outstanding liability classified warrants.

Other Income (Expense), Net

	Three Months Ended March 31,		Change

	2021	2020	Amount
Other income (expense), net	$(4,894)	$6,100	$(10,994)

Other income (expense), net changed by $11.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to changes in net realized and unrealized gains from foreign exchange transactions.

Provision for Income Taxes

	Three Months Ended March 31,		Change

	2021	2020	Amount
Provision for income taxes	$3,102	$2,557	$545

Provision for income tax increased by $0.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was primarily due to increases in profits from the Company’s international operations partially offset by decreases in foreign withholding taxes.

Liquidity and Capital Resources

Since our inception, we have primarily generated negative cash flows from operations and have financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, as well as our short-term and long-term contractual obligations and commitments primarily consisting of operating lease commitments and non-cancelable purchase commitments related to third-party cloud hosting services.

As of March 31, 2021, our accumulated deficit balance was $5.1 billion, and our principal sources of liquidity were $2.3 billion of cash and cash equivalents, exclusive of additional restricted cash of $109.0 million. Cash and cash equivalents consist primarily of cash on deposit with banks as well as institutional money market funds. Restricted cash primarily consists of cash and certificates of deposit that are held as collateral against letters of credit and guarantees we are required to maintain for various purposes.

As of March 31, 2021, we had $200.0 million of term loans outstanding under the 2014 Credit Facility and had additional $200.0 million revolving credit facility available and undrawn. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities.”

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$116,881	$(287,184)
Investing activities	(708)	(3,016)
Financing activities	206,354	2,494
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(2,197)	(1,627)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$320,330	$(289,333)

Operating Activities

Net cash provided by operating activities was $116.9 million for the three months ended March 31, 2021. The factors affecting our operating cash flows during this period were our net loss of $123.5 million, offset by non-cash charges of $204.2 million and changes in net operating assets and liabilities of $36.1 million. The non-cash charges primarily consisted of $193.7 million in stock-based compensation expense, $6.5 million in operating lease expense, and $3.2 million of depreciation and amortization. The net change in operating assets and liabilities were due to an increase in accounts payable and accrued liabilities of $44.5 million due to timing of expense payments, and a net increase of $8.9 million in deferred revenue and customer deposits due to increases in customer billings, partially offset by a net increase in assets of $10.1 million.

Net cash used in operating activities was $287.2 million for the three months ended March 31, 2020. The factors affecting our operating cash flows during this period were our net loss of $54.3 million, offset by non-cash charges of $54.8 million and changes in net operating assets and liabilities of $287.7 million. The non-cash charges primarily consisted of $54.1 million in stock-based compensation expense, $10.2 million in operating lease expense, and $3.7 million of depreciation and amortization, partially offset by a $13.7 million reduction in the fair value of warrant liabilities. The net change in operating assets and liabilities were due to a net decrease of $123.5 million in deferred revenue and customer deposits due to increases in revenue recognized from amounts billed and collected in prior periods, a decrease in accounts payable and accrued liabilities of $80.2 million, and an increase in assets of $67.8 million primarily due to an increase in accounts receivable.

Investing Activities

Net cash used in investing activities was $0.7 million and $3.0 million for the three months ended March 31, 2021 and 2020, which consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $206.4 million for the three months ended March 31, 2021, which primarily consisted of $208.9 million of proceeds from the exercise of common stock options.

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2020, which primarily consisted of $6.7 million of proceeds from exercise of common stock options, offset by $3.8 million net cash used for repurchases of common stock.

Credit Facilities

2014 Credit Facility

In October 2014, we entered into an unsecured revolving credit facility which has been subsequently amended (the “2014 Credit Facility”). The 2014 Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75% per annum, subject to certain adjustments, and incurs a commitment fee of 0.375% assessed on the daily average undrawn portion of revolving commitments. The 2014 Credit Facility is secured with substantially all of our assets.

As of March 31, 2021, we had $200.0 million of term loans outstanding under the 2014 Credit Facility and an additional $200.0 million undrawn revolving credit facility available. During April 2021, we amended the credit facility to increase the total undrawn revolving credit facility to be $400.0 million and which also provides for an incremental loan facility of additional term loans or revolving loans in an aggregate principal amount of up to $100.0 million with one or more existing or new lenders upon mutual agreement between the Company and such lenders. Upon amending the facility, we repaid the outstanding $200.0 million term loan.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services. For additional information, refer to Note 8. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2020. See our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021, for additional information regarding the Company’s contractual obligations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

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

As of March 31, 2021, we had $200.0 million in variable rate term loans outstanding that were repaid during April 2021. An immediate 10% change in LIBOR would not have a material impact on our debt-related obligations, financial position, or results of operations.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

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

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising in the ordinary course of business. Based on our current knowledge, we believe that the amount or range of reasonably possible losses will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, or financial condition.

The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

For information on legal proceedings, refer to Note 8. Commitments and Contingencies—Litigation and Legal Proceedings in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and accompanying notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

•	we have incurred losses each year and we may not become profitable in the future;

•	we may not be able to sustain our revenue growth rate;

•	our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable;

•	a limited number of customers account for a substantial portion of our revenue;

•	our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis;

•	seasonality may cause fluctuations in our results of operations and position;

•	our platforms are complex and may have a lengthy implementation process;

•	we may not successfully develop and deploy new technologies to address the needs of our customers;

•	our platforms must operate with third-party products and services;

•	we may be unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand;

•	we may be unable to successfully build, expand, and deploy our marketing and sales organization;

•	we may not able to maintain and enhance our brand and reputation;

•	unfavorable news or social media coverage may harm our reputation and business;

•	exclusive arrangements or unique terms with customers or partners may result in significant risks or liabilities to us;

•	we face intense competition in our markets;

•	we may be unable to maintain or properly manage our culture as we grow;

•	we may not enter into relationships with potential customers if we consider their activities to be inconsistent with our organizational mission or values;

•	joint ventures, channel sales relationships, platform partners and strategic alliances may be unsuccessful;

•	we may not be successful in executing our strategy to increase our sales to larger customers;

•	breach of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems or unauthorized access to data;

•	the COVID-19 pandemic may continue to significantly affect our business and operations;

•	the market for our platforms and services may develop more slowly than we expect;

•	we may make strategic investments to support key business initiatives, including in private and public growth stage companies, and we may not realize a return on these investments;

•	issues raised by the use of artificial intelligence in our platforms may result in reputational harm or liability;

•	we depend on computing infrastructure of third parties and they may experience errors, disruption, performance problems, or failure;

•	we may fail to adequately obtain, maintain, protect and enforce our intellectual property and other proprietary rights;

•	we may be subject to intellectual property rights claims;

•	there may be real or perceived errors, failures, defects or bugs in our platforms;

•	we rely on the availability of third-party technology that may be difficult to replace or that may cause errors;

•	our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters;

•	our non-U.S. sales and operations subject us to additional risks and regulations;

•	we may encounter unfavorable outcomes in legal, regulatory, and administrative inquiries and proceedings;

•	we may fail to receive and maintain government contracts or there may be changes in the contracting or fiscal policies of the public sector;

•	the majority of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance;

•	we may not realize the full value of our customer contracts;

•	there may be a decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contracts awards; and

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

We have incurred losses each year since our inception as reflected in our condensed consolidated statements of operations included elsewhere in this filing, and we may never achieve or maintain profitability. In addition, our operating expenses have increased over time. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers via our Acquire, Expand, and Scale business model and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model often requires us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them, which may result in no or minimal future revenue. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations.

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

Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about economic conditions (including as a result of the ongoing COVID-19 pandemic), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

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

Our top three customers together accounted for 25% and 28% of our revenue for the years ended December 31, 2020 and 2019, respectively, and 20% and 31% of our revenue for the three months ended March 31, 2021 and 2020, respectively. Our top three customers by revenue, for the three months ended March 31, 2021, have been with us for an average of 4 years as of March 31, 2021. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.

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

We historically have not realized all of the revenue from the full deal value of our customer contracts, and we may not do so in the future. This is because the actual timing and amount of revenue under contracts included are subject to various contingencies, including exercise of contractual options, customers not terminating their contracts, and renegotiation of contracts. In addition, delays in the completion of the U.S. government’s budgeting process, the use of continuing resolutions, and a potential lapse in appropriations, or similar events in other jurisdictions, could adversely affect our ability to timely recognize revenue under certain government contracts.

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

Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full- time employees as of December 31, 2010 to 2,492 full-time employees as of March 31, 2021, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.

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

We have a growing but limited direct sales force and our sales efforts have historically depended on the significant direct involvement of our senior management team, including Mr. Karp. The successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new U.S. and non-U.S. markets will depend, among other things, on our ability to successfully build and expand our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.

In order to successfully scale our unique sales model, we must, and we intend to continue to, increase the size of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers while preserving the cultural and mission-oriented elements of our company. If we do not hire a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our unique sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we have invested, and may need to continue investing, significant resources in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

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

The ongoing global COVID-19 pandemic has significantly affected our business and operations.

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

Furthermore, as a result of the COVID-19 pandemic, we are not requiring employees who are able to work remotely to come into the office through at least June 2021. It is possible that widespread remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations As of March 31, 2021, we had $200.0 million of term loans outstanding and an additional $200.0 million of undrawn revolving commitments available under our secured credit facility. As of April 1, 2021, we repaid the outstanding term loans in an aggregate principal amount of $200.0 million and mutually agreed with the lenders and other applicable parties under our secured credit facility to amend our credit facility to, among other things, increase the revolving commitments under the credit facility by $200.0 million, for total undrawn revolving commitments of $400.0 million. Any principal amounts outstanding under our secured credit facility will be due and payable in June 2023, and any interest payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.

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

In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of March 31, 2021, we were in compliance with all covenants and restrictions associated with our secured credit facility.

Variable rate indebtedness that we may incur under our secured credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

As of April 1, 2021, no borrowings were outstanding under our secured credit facility. Any borrowings under the secured credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our secured credit facility bear interest at LIBOR (or any successor rate) plus 2.75% or a base rate plus 1.75% and are payable quarterly or more or less frequently in certain circumstances.

We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments. In particular, we are subject to risks associated with our investments, including a partial or complete loss of invested capital.

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

In addition, from time to time we may make strategic investments to support key business initiatives, including in private and public growth stage companies, and we may not realize a return on these investments. These transactions may be entered into pursuant to private placement or other transactions with publicly-traded or privately-held companies, including with special purpose acquisition companies in connection with business combination transactions with growth-stage companies. Our ability to sell or transfer, or realize value from these investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the Securities and Exchange Commission (“SEC”) pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer our investments. In addition, our investments may decline in value or be entirely lost.

In addition to these investments, we have and may continue to enter into commercial agreements with these companies or other related entities. If such companies were unable to generate sufficient revenues or profitability or to access financing or funding in a timely manner or on favorable terms to them, our commercial agreement and expected revenue and collections would also be negatively impacted. Our portfolio companies may be engaged in businesses that involve novel and unproven technologies, products, and services and such companies may be unable to perform their obligations under any commercial agreements that we enter into with them, in a timely manner or at all.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, and financial condition. Moreover, we cannot assure you that we would not be exposed to unknown liabilities.

Risks Related to Intellectual Property, Information Technology, Data Privacy, and Security

If any of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems, are breached or if unauthorized access to customer or third-party data is otherwise obtained, public perception of our platforms and O&M services may be harmed, and we may lose business and incur losses or liabilities.

Our success depends in part on our ability to provide effective data security protection in connection with our technology platforms and services, and we rely on information technology networks and systems to securely store, transmit, index, and otherwise process electronic information. Because our platforms and services are used by our customers to store, transmit, index, or otherwise process and analyze large data sets that often contain proprietary, confidential, and/or sensitive information (including in some instances personal or identifying information and personal health information), our software is perceived as an attractive target for attacks by computer hackers or others seeking unauthorized access, and our software faces threats of unintended exposure, exfiltration, alteration, deletion, or loss of data. Additionally, because many of our customers use our platforms to store, transmit, and otherwise process proprietary, confidential, or sensitive information, and complete mission critical tasks, they have a lower risk tolerance for security vulnerabilities in our platforms and services than for vulnerabilities in other, less critical, software products and services.

Our platforms and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platforms and services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. The natural sunsetting of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited.

We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged or compromised by malicious events, such as cyberattacks (including computer viruses, malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that past, future, or ongoing cyberattacks against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches, unauthorized tampering or human error.

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

Issues raised by the use of artificial intelligence (“AI”) (including machine learning) in our platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of our technology platforms and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our customers and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some or all of certain key technology platform features or functions of our business, including our cloud-based services (including Palantir Cloud), customer relationship management activities, billing and order management, and financial accounting services. Additionally, we rely on computer hardware purchased in order to deliver our platforms and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our platforms, cause our platforms to fail, our revenue and margins could decline, or our reputation and brand to be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers which may not be compensated by our third-party providers which are responsible for the liability.

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

We strive to protect our customers’ confidential information and individuals’ privacy consistent with applicable laws, directives, and regulations. Consequently, we do not provide information about our customers to third parties without legal process. From time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our technology platforms in a manner to permit access or monitoring. In light of our confidentiality and privacy commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers or portions of the public. Conversely, to the extent that we do provide such assistance, or do not challenge those requests publicly in court, we may experience adverse political, business, and reputational consequences from other customers or portions of the public arising from concerns over privacy or the government’s activities.

Failure to adequately obtain, maintain, protect and enforce our intellectual property and other proprietary rights could adversely affect our business.

Our success and ability to compete depends in part on our ability to protect proprietary methods and technologies that we develop under a combination of patent and other intellectual property and proprietary rights in the United States and other jurisdictions outside the United States so that we can prevent others from using our inventions and proprietary information and technology. Despite our efforts, third parties may attempt to disclose, obtain, copy, or use our intellectual property or other proprietary information or technology without our authorization, and our efforts to protect our intellectual property and other proprietary rights may not prevent such unauthorized disclosure or use, misappropriation, infringement, reverse engineering or other violation of our intellectual property or other proprietary rights. Effective protection of our rights may not be available to us in every country in which our technology platforms or services are available. The laws of some countries may not be as protective of intellectual property and other proprietary rights as those in the United States, and mechanisms for enforcement of intellectual property and other proprietary rights may be inadequate. Also, our involvement in standard setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property or other proprietary information or technology.

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

While we have issued patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. The scope of patent protection also can be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties form competing with us or otherwise provide us with any competitive advantage. Even if our patents issue in a form that covers our technology, enforcing patents against suspected infringers is time-consuming, expensive and involves risks associated with litigation, including the risk the suspected infringers file counterclaims against us.

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

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently pursue litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantial resources to enforce their intellectual property rights and to defend claims that may be brought against them. Such litigation also may involve non-practicing patent assertion entities or companies who use their patents as a means to extract license fees by threatening costly litigation or that have minimal operations or relevant product revenue and against whom our patents may provide little or no deterrence or protection. We have received notices, and may continue to receive notices in the future, that claim we have infringed, misappropriated, misused or otherwise violated other parties’ intellectual property rights, and, to the extent we become exposed to greater visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other violation claims, which is not uncommon with respect to software technologies in particular. There may be third-party intellectual property rights, including issued patents or pending patent applications, that cover significant aspects of our technologies, or business methods. There may also be third-party intellectual property rights, including trademark registrations and pending applications, that cover the goods and services that we offer in certain regions. We may also be exposed to increased risk of being the subject of intellectual property infringement, misappropriation, or other violation claims as a result of acquisitions and our incorporation of open source and other third-party software into, or new branding for, our technology platforms, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement, misappropriation, or other violation risks. In addition, former employers of our current, former, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any intellectual property claims, with or without merit, are difficult to predict, could be very time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, and may not be covered by the insurance that we carry. These claims could subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party’s intellectual property rights. These claims could also result in our having to stop using technology, branding or marks found to be in violation of a third party’s rights and any necessary rebranding could result in the loss of goodwill. We could be required to seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our expenses. As a result, we could be required to develop alternative non-infringing technology, branding or marks, which could require significant effort and expense. If we cannot license rights or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our platforms or features, we could lose existing customers, and we may be unable to compete effectively. Any of these results would harm our business, financial condition, and results of operations.

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

Because we offer very complex technology platforms, undetected errors, defects, failures or bugs may occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. In the past, errors have affected the performance of our platforms and can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms or allegations of unsatisfactory performance or errors, defects or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.

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

Our technology platforms include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these platforms or to seek new licenses for existing or new platforms or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy, or reputational concerns, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs, delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our platforms, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our platforms of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our platforms from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.

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

Our technology platforms are distributed with software licensed by its authors or other third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software, and are provided on an “as-is” basis. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, and the use of software tools to review our source code for open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our platforms or that such software tools will be effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our platforms, to release proprietary source code, to discontinue the sale of our platforms in the event re-engineering could not be accomplished on a timely basis, or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, results of operations, financial condition, and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers. We may also face claims from copyright owners seeking to enforce the terms of an open source license governing the software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims, with or without merit, could result in litigation, could be time-consuming and expensive to settle or litigation, including copyright infringement claims, could divert our management’s attention and other resources, could require us to lease some of our proprietary code, or could require us to devote additional research and development resources to change our software, any of which could adversely affect our business.

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

We are subject to a variety of local, state, national, and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the recent Virginia Consumer Data Protection Act (“CDPA”), enacted in March 2021 and scheduled to become effective on January 1, 2023. The CDPA is a comprehensive privacy law that shares similarities with the CCPA, the CPRA, and legislation proposed in other states. We cannot yet fully predict the impact of the CCPA,CPRA, CDPA and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.

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

•

Interruptions to our business operations and our customers’ business operations subject to events such as war, incidents of terrorism, natural disasters, public health concerns or epidemics (such as the COVID-19 pandemic), shortages or failures of power, internet, telecommunications, or hosting service providers, cyberattacks or malicious acts, or responses to these events.

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

We are currently, and may, from time to time, be involved in and subject to litigation or proceedings for a variety of claims or disputes, and we may have in the past, and may in the future, be subject to regulatory inquiries. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. One of our stockholders with respect to whom we are currently engaged in litigation as described in the notes to our condensed consolidated financial statements has threatened to bring various of these claims. In addition, our business and results may be adversely affected by the outcome of currently pending and any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.

The number and significance of our legal disputes and inquiries may increase as we continue to grow larger, as our business has expanded in employee headcount, scope, and geographic reach, and as our platforms and services have become more complex. Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time-consuming and can divert our resources and leadership’s attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our platforms or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Additional information regarding certain of the lawsuits we are involved in is described further in Note 8. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our financial statements. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our condensed consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, and income taxes.

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

Risks Related to Relationships and Business with the Public Sector

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

•

Potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the coronavirus pandemic; and

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

Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The public trading price of our Class A common stock could be subject to fluctuations in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:

•	The number of shares of our Class A common stock publicly owned and available for trading;

•	Price and volume fluctuations in the overall stock market from time to time;

•	Volatility in the trading prices and trading volumes of technology stocks;

•	Changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	Sales or expected sales of shares of our Class A common stock by us or our stockholders;

•	Short-selling of our Class A common stock or related derivative securities;

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

In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of March 31, 2021, approximately 103.7 million options will expire through December 2022 (including approximately 61.3 million options held by Mr. Karp which will expire in December 2021) if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.

As of March 31, 2021, there were 1,792,698,305 shares of our Class A common stock outstanding, 66,903,453 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the limitations of Rule 144.

Further, as of March 31, 2021, there were outstanding options to purchase an aggregate of 212,348,406 shares of our Class A common stock and 265,228,659 shares of our Class B common stock, and 114,522,729 shares of our Class A common stock and 60,000,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.

While the registration rights of our non-affiliates pursuant to our Amended and Restated Investors’ Rights Agreement dated August 24, 2020 requiring us to register shares owned by them for public sale in the United States have expired under the terms of that agreement, our affiliates who are party to the Amended and Restated Investors’ Rights Agreement, including our Founders and certain of the entities affiliated with Peter Thiel, will retain the right to cause us to register shares held by them for resale until such rights terminate in accordance with our Amended and Restated Investors’ Rights Agreement. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise and whether in connection with the exercise of stock options, the settlement of RSUs, or the exercise or settlement of other awards or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.

We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage certain types of transactions that may involve an actual or threatened acquisition of the Company, which will likely depress the trading price of our Class A common stock.

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

•

Prior to the Final Class F Conversion Date (as defined in our amended and restated certificate of incorporation), the holders of our common stock will only be able to take action by written consent if the action also receives the affirmative consent of a majority of the outstanding shares of our Class F common stock, and after such point the holders of our common stock will only be able to take action at a meeting of the stockholders and will not be able to take action by written consent for any matter;

•	From and after the Final Class F Conversion Date, our Board of Directors will be classified into three classes of directors with staggered three-year terms;

•	Our amended and restated certificate of incorporation does not provide for cumulative voting;

•	Vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;

•	Our directors may only be removed as provided in the Delaware General Corporation Law;

•

A special meeting of our stockholders may only be called by the chairperson of our Board of Directors, our Chief Executive Officer, our President, or our Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directorships, whether or not there exist any vacancies or other unfilled seats in previously authorized directorships;

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

Although we currently are not considered to be a “controlled company” under the NYSE corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among our Founders and their affiliates resulting from the issuance of our Class F common stock. See “Risks Related to the Multiple Class Structure of our Common Stock, the Founder Voting Trust Agreement, and the Founder Voting Agreement” below. A “controlled company” pursuant to the NYSE corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. In the event that our Founders and their affiliates or other stockholders acquire more than 50% of the voting power of the Company, we may in the future be able to rely on the “controlled company” exemptions under the NYSE corporate governance rules due to this concentration of voting power and the ability of our Founders and their affiliates to act as a group. If we were a controlled company, we would be eligible, and could elect, not to comply with certain of the NYSE corporate governance standards. Such standards include the requirement that a majority of directors on our board of directors are independent directors, subject to certain phase-in periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from the group of stockholders holding a majority of the voting power, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards, and the ability of our independent directors to influence our business policies and corporate matters may be reduced.

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

Our Class A common stock has one (1) vote per share, and our Class B common stock has ten (10) votes per share with respect to each matter submitted to our stockholders. Assuming that the Founders and certain of their affiliates collectively meet the Ownership Threshold (as defined below) on the applicable record date for a vote of the stockholders (except as provided in our amended and restated certificate of incorporation), shares of Class F common stock will generally have a number of votes per share in respect of a matter submitted to our stockholders that would cause the total votes of all shares of Class F common stock, together with the votes attributable to shares of Class A common stock and Class B common stock held by our Founders and their affiliates that are subject to the voting agreement among our Founders and Wilmington Trust, National Association (the “Founder Voting Agreement”) and the votes attributable to shares of Class A common stock and Class B common stock held by our Founders and their affiliates that are designated as Designated Founders’ Excluded Shares (as defined in our amended and restated certificate of incorporation), in each case entitled to vote on such matter, to equal, with respect to such matter, 49.999999% of the voting power of (i) all of the outstanding shares of capital stock of the Company entitled to vote on such matter (including in the case of the election of directors); or (ii) the shares present in person or represented by proxy and entitled to vote on such matter only if a majority of the shares present in person or represented by proxy and entitled to vote on such matter is the applicable voting standard (as applicable, “49.999999% of the Voting Power”). Accordingly, such Founders will effectively control all matters submitted to the stockholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. Our Founders and their affiliates also hold the substantial majority of our outstanding Class B common stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, even without regard to the voting power of the Class F common stock, our Founders and their affiliates collectively control a significant portion of the voting power of our capital stock based on their current ownership and may significantly increase their ownership of Class B common stock in the future due to the exercise of currently outstanding warrants and stock options or the settlement of RSUs.

The Founders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer, or proxy contest for the removal of directors. As a result, our governance structure, including the provisions of our amended and restated certificate of incorporation, may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management.

The Founder Voting Trust Agreement and the Founder Voting Agreement also have the effect of concentrating voting power with our Founders and their affiliates, which will effectively eliminate your ability to influence the outcome of important transactions, including a change in control.

All shares of our Class F common stock are held in a voting trust (the “Founder Voting Trust”), established by our Founders pursuant to a voting trust agreement (the “Founder Voting Trust Agreement”) with Wilmington Trust, National Association as trustee (the “Trustee”). Our Founders are also currently party to the Founder Voting Agreement. Our Founders have agreed through the Founder Voting Trust Agreement and Founder Voting Agreement that all of the shares of Class F common stock and all of the shares of our capital stock over which they and their affiliates have granted a proxy under the Founder Voting Agreement will be voted in the manner instructed by a majority of our Founders who are then party to the Founder Voting Agreement. Accordingly, together with the multiple class structure of our common stock, such Founders will effectively control all matters submitted to the stockholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Upon the withdrawal or removal of any of our Founders from the Founder Voting Agreement, including upon their death or disability, the remaining Founders or Founder, as the case may be, will determine the manner in which the shares of our Class F common stock as well as the shares subject to the Founder Voting Agreement are voted. In such cases, the voting power of our outstanding capital stock will be further concentrated among the remaining Founders, which may be as few as one. Further, if there are only two Founders who are party to the Founder Voting Agreement, one Founder will be able to effectively defeat any stockholder action, except for the election of directors or other matters that are decided by a plurality of votes, if his instruction to vote the shares of Class F common stock differs from the other Founder. The Founders who are then party to the Founder Voting Agreement will retain the right to direct the voting of the Class F common stock without regard to their employment status with us.

All shares of our Class F common stock are held in the Founder Voting Trust and voted pursuant to the Founder Voting Trust Agreement. Accordingly, our Founders who are then party to the Founder Voting Agreement will control any vote that requires the affirmative vote of the holders of a majority of our Class F common stock, including action of our stockholders by written consent, the designation or issuance by us of shares of preferred stock, and certain amendments to our amended and restated certificate of incorporation relating to our preferred stock.

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

In certain circumstances in the future, the Founders and their affiliates could have voting power that exceeds 49.999999% of the Voting Power.

If the voting power of shares of Class A common stock and Class B common stock held by the Founders or their affiliates that are subject to the Founder Voting Agreement or are Designated Founders’ Excluded Shares collectively equals greater than 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the Class F common stock will have zero votes with respect to such matter. In this case, although the shares of our Class F common stock would generally be entitled to zero votes per share on that matter, all of the shares that are then subject to the Founder Voting Agreement would continue to be voted in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement.

For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 21.4% of the voting power of our outstanding capital stock in the aggregate as of April 16, 2021.

In addition, if one or two Founders withdraw from the Founder Voting Agreement, the total voting power of the Founders and their affiliates in the aggregate could exceed 49.999999% of the Voting Power. For instance, if one Founder has withdrawn from the Founder Voting Agreement and such withdrawing Founder votes his shares in the same manner as the shares of Class F common stock are voted pursuant to the Founder Voting Trust Agreement, then our Founders and their affiliates, in the aggregate, could exercise 49.999999% of the Voting Power of our capital stock plus the voting power of shares held by the withdrawing Founder (which would no longer represent a subset of the 49.999999% of the Voting Power of our capital stock voted by those Founders that remain party to the Founder Voting Agreement.

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

In the event that our Founders and their affiliates have less than 49.999999% of the Voting Power prior to giving effect to the voting power of the Class F common stock, the issuance of additional shares by us in the future to stockholders other than our Founders who are then party to the Founder Voting Agreement or their affiliates will dilute the economic interests of our Founders but will generally not result in further dilution of the voting power of such Founders and their affiliates. Because of the voting rights of the Class F common stock, such issuances will instead correspondingly increase the voting power of the Class F common stock. Any future issuances of additional shares of Class A common stock and Class B common stock will not be subject to approval by our stockholders except as required by the listing standards of the NYSE.

In addition, our Founders and their affiliates are free to transfer or otherwise dispose of their shares of Class A common stock and Class B common stock without diminishing their voting power so long as our Founders and certain of their affiliates continue to collectively hold 100,000,000 Corporation Equity Securities (as defined in our amended and restated certificate of incorporation) on the applicable record date (subject to equitable adjustments as provided in our amended and restated certificate of incorporation) (the “Ownership Threshold”). Shares of our Class F common stock will not convert into shares of our Class B common stock, and our multi-class structure will not terminate, solely because our Founders and certain of their affiliates do not satisfy this Ownership Threshold on the applicable record date. Upon the withdrawal, or removal, of one or more of our Founders from the Founder Voting Agreement (including as a result of death or disability), the Ownership Threshold that must be met on the applicable record date will be reduced on a pro rata basis based on the ownership of Corporation Equity Securities (which excludes Designated Founders’ Excluded Shares) of the Founders and certain of their affiliates as of August 10, 2020, which could substantially decrease the Ownership Threshold without reducing the effective voting power of the Class F common stock. Accordingly, our Founders who are then party to the Founder Voting Agreement will be able to achieve substantial liquidity in their holdings, and substantially diminish their economic interest in us, without diminishing their voting power.

Furthermore, meeting the Ownership Threshold on the applicable record date will not ensure that the Founders and their affiliates do not or will not have differing economic interests from the interests of holders of the Class A common stock. For example, the Founder Voting Agreement does not prohibit a Founder from hedging his economic exposure to our common stock; however, we have implemented a policy that will prohibit hedging by our directors, officers and employees, which currently includes the Founders. In addition, the trustee will vote shares of Class F common stock in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement, regardless of such Founders’ relative ownership of any class of our common stock.

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

Shares of our common stock designated by one or more of our Founders pursuant to our amended and restated certificate of incorporation may be voted or not voted by such Founders or their affiliates in their discretion and will reduce the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement.

Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of April 16, 2021. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.

The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.

The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 1,860,606,758 shares of our common stock outstanding as of March 31, 2021. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.

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

In addition, in the future we could create a new class of equity securities with different economic or voting rights than existing classes. If we were to create a new class of equity security, because of the broad definition of “Corporation Equity Securities,” such security could qualify as Corporation Equity Securities and therefore count towards the Ownership Threshold if held by our Founders who are then party to the Founder Voting Agreement or certain of their affiliates. If such security has lesser or no economic rights, it could have the effect of further increasing the divergence between the economic interests of our Founders who are then party to the Founder Voting Agreement and their affiliates, on the one hand, and the voting power of such Founders and their affiliates, on the other. Further, Corporation Equity Securities includes, among other things, any warrants, calls, options or other right, whether vested or unvested, to acquire from the Company certain voting or equity securities from the Company. Accordingly, the Board of Directors could issue additional equity securities, or additional options, RSUs, warrants or other rights to acquire equity securities (whether vested or unvested), to our Founders or certain of their affiliates, which would increase the number of Corporation Equity Securities they hold and enable them to meet the Ownership Threshold notwithstanding sales of Corporation Equity Securities that they currently hold. As a result, any Founders who are then party to the Founder Voting Agreement or certain of their affiliates could hold a nominal equity interest with little to no voting rights but meet the Ownership Threshold and therefore have voting power that provides effective control of our company.

The multiple class structure of our common stock features certain provisions that are novel or otherwise not common among other corporations with multiple class structures.

A number of provisions relating to the multiple class structure of our common stock are novel or otherwise not common among other corporations with multiple class structures. For instance, our Founders who are then party to the Founder Voting Agreement are free to transfer or otherwise dispose of their shares of Class A common stock and Class B common stock without diminishing their voting control so long as our Founders who are then party to the Founder Voting Agreement and certain of their affiliates meet the Ownership Threshold on the applicable record date. Shares of our Class B common stock, which have ten (10) votes per share, may remain outstanding in perpetuity. Additionally, shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, which could result in our Founders and their affiliates or other stockholders obtaining additional voting control.

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

Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of March 31, 2021, our Founders were 53, 53, and 38 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.

Because of the ten-to-one voting ratio between our Class B and Class A common stock, even if the Class F common stock converts to Class B common stock, our Founders will collectively control a significant portion of the voting power of our capital stock based on their current ownership. Future transfers by holders of shares of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes and transfers between related entities. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term. If our Founders and their affiliates, individually or collectively, retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, individually or collectively, continue to control a significant portion of the combined voting power of our Class A common stock and Class B common stock, even without the use of the Class F common stock, and such voting power could enable holders of Class B common stock to effectively control all matters subject to the stockholder approval. Shares of our Class B common stock may remain outstanding in perpetuity.

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

Future issuances of our Class A common stock will dilute the voting power of our Class A common stockholders, and future issuances to stockholders other than our Founders who are then party to the Founder Voting Agreement will dilute the economic interests of our Founders and their affiliates. However, because of the voting rights of the shares of Class F common stock, in the event that our Founders and their affiliates have less than 49.999999% of the Voting Power prior to giving effect to the voting power of the Class F common stock, future issuances of Class A common stock to stockholders other than our Founders and their affiliates will generally not result in dilution of the voting power of our Founders who are then party to the Founder Voting Agreement or their affiliates, but rather, will correspondingly increase the voting power of the Class F common stock. Any future issuances of additional shares of Class A common stock will not be subject to approval by our stockholders except as required by the listing standards of the NYSE.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our financial reporting and other disclosure controls and procedures, and we will continue to do so. For example, we recently reimplemented our enterprise resource planning (“ERP”) system. This may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the reimplementation, in which case we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our customers. Our controls are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act that we will be required to include in our annual reports filed with the SEC starting with our Annual Report on Form 10-K for year ending December 31, 2021. We will need to hire and successfully integrate additional accounting and financial staff with appropriate company experience and technical accounting knowledge, as well as implement and integrate new technological systems. In order to maintain and improve the effectiveness of our financial statement and disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ending December 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.

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

As a result of disclosure of information in this Quarterly Report on Form 10-Q and other filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

Warrant-Related Issuances

In January 2021, we issued an aggregate of 735,740 shares of Class B common stock to two accredited investors upon the net exercise of warrants.

On May 11, 2021, we issued an aggregate of 516,868 shares of Class B common stock to two accredited investors upon the net exercise of warrants.

We believe the foregoing transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The Shares are convertible into shares of the Company’s Class A Common Stock in accordance with the Company’s Amended and Restated Certificate of Incorporation.

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

PALANTIR TECHNOLOGIES INC.

Date: May 12, 2021	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2021	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)