Form 10-Q
period 2021-06-30
Palantir Technologies Inc.
filed 2021-08-12
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, there were 1,866,000,060 shares of the registrant’s Class A common stock outstanding, 86,117,515 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of June 30,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,341,156	$2,011,323
Restricted cash	36,750	37,285
A c counts receivable	242,998	156,932
Prepaid expenses and other current assets	41,648	51,889

Total current assets	2,662,552	2,257,429
Property and equipment, net	24,824	29,541
Restricted cash, noncurrent	61,914	79,538
Operating lease right-of-use assets	209,243	217,075
Other assets	117,135	106,921

Total assets	$3,075,668	$2,690,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,914	$16,358
Accrued liabilities	166,252	158,546
Deferred revenue (1)	194,511	189,520
Customer deposits	257,747	210,320
Operating lease liabilities	33,162	29,079

Total current liabilities	682,586	603,823
Deferred revenue, noncurrent (1)	40,518	50,525
Customer deposits, noncurrent	62,732	81,513
Debt, noncurrent, net	—	197,977
Operating lease liabilities, noncurrent	216,630	229,800
Other noncurrent liabilities	4,239	4,316

Total liabilities	1,006,705	1,167,954

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001: 2,000,000 shares authorized and 0 issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of June 30, 2021 and December 31, 2020; 1,855,143 shares issued and outstanding as of June 30, 2021, and 1,542,058 shares issued and outstanding as of December 31, 2020; 2,700,000 Class B shares authorized as of June 30, 2021 and December 31, 2020; 80,430 shares issued and outstanding as of June 30, and 249,077 shares issued and outstanding as of December 31, 2020; and 1,005 Class F shares authorized, issued, and outstanding as of June 30, 2021 and December 31, 2020	1,937	1,792
Additional paid-in capital	7,294,369	6,488,857
Accumulated other comprehensive income (loss)	65	(2,745)
Accumulated deficit	(5,227,408)	(4,965,354)

Total stockholders’ equity	2,068,963	1,522,550

Total liabilities and stockholders’ equity	$3,075,668	$2,690,504

(1)
Deferred revenue as of June 30, 2021 and December 31, 2020 includes $53.2 million and $68.2 million, respectively, from Palantir Technologies Japan, K.K. See
Note 6.
Equity Method Investments,
for more information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$375,642	$251,889	$716,876	$481,216
Cost of revenue	90,926	68,410	165,037	132,704

Gross profit	284,716	183,479	551,839	348,512
Operating expenses:
Sales and marketing	162,379	102,518	298,476	201,171
Research and development	110,524	86,815	208,995	152,615
General and administrative	157,961	93,291	304,530	164,056
Total operating expenses	430,864	282,624	812,001	517,842
Loss from operations	(146,148)	(99,145)	(260,162)	(169,330)
Interest income	372	551	748	3,818
Interest expense	(590)	(5,646)	(2,430)	(10,240)
Change in fair value of warrants	—	(3,683)	—	10,012
Other income (expense), net	2,125	(1,589)	(2,769)	4,511
Loss before provision (benefit) for income taxes	(144,241)	(109,512)	(264,613)	(161,229)
Provision (benefit) for income taxes	(5,661)	943	(2,559)	3,500
Net loss	$(138,580)	$(110,455)	$(262,054)	$(164,729)
Net loss per share attributable to common stockholders, basic	$(0.07)	$(0.17)	$(0.14)	$(0.27)
Net loss per share attributable to common stockholders, diluted	$(0.07)	$(0.17)	$(0.14)	$(0.28)

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	1,894,606	640,450	1,858,085	616,150

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	1,894,606	640,669	1,858,085	618,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(138,580)	$(110,455)	$(262,054)	$(164,729)
Other comprehensive income:
Foreign currency translation adjustments	(800)	577	2,810	1,603

Comprehensive loss	$(139,380)	$(109,878)	$(259,244)	$(163,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	1,860,607	$1,860	$6,892,046	$865	$(5,088,828)	$1,805,943
Issuance of common stock from the exercise of stock options	59,171	59	167,769	—	—	167,828
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	12,872	13	(13)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	3,928	5	1,707	—	—	1,712
Stock-based compensation	—	—	232,860	—	—	232,860
Other comprehensive loss	—	—	—	(800)	—	(800)
Net loss	—	—	—	—	(138,580)	(138,580)
Balance as of June 30, 2021	1,936,578	$1,937	$7,294,369	$65	$(5,227,408)	$2,068,963

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	114,471	114	376,574	—	—	376,688
Issuance of common stock upon vesting of RSUs	23,832	24	(24)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	4,664	6	1,706	—	—	1,712
Stock-based compensation	—	—	427,257	—	—	427,257
Other comprehensive income	—	—	—	2,810	—	2,810
Net loss	—	—	—	—	(262,054)	(262,054)
Balance as of June 30, 2021	1,936,578	$1,937	$7,294,369	$65	$(5,227,408)	$2,068,963

Palantir Technologies Inc.
Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance as of March 31, 2020	4,017	$33,569	742,812	$2,093,562	588,033	$595	$1,918,372	7,201	$(42,672)	$323	$(3,853,237)	$(1,976,619)
Issuance of Series K convertible preferred stock	—	—	121	947	—	—	—	—	—	—	—	—
Issuance of common stock from the exercise of stock options	—	—	—	—	30,381	31	22,083	—	—	—	—	22,114
Issuance of common stock, net of issuance costs	—	—	—	—	118,221	118	537,731	—	—	—	—	537,849
Retirement of treasury stock	—	—	—	—	—	(7)	(42,665)	(7,201)	42,672	—	—	—
Stock-based compensation	—	—	—	—	—	—	127,833	—	—	—	—	127,833
Other comprehensive income	—	—	—	—	—	—	—	—	—	577	—	577
Net loss	—	—	—	—	—	—	—	—	—	—	(110,455)	(110,455)
Balance as of June 30, 2020	4,017	$33,569	742,933	$2,094,509	736,635	$737	$2,563,354	—	$—	$900	$(3,963,692)	$(1,398,701)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance as of December 31, 2019	4,017	$33,569	742,840	$2,093,662	581,497	$588	$1,857,331	6,393	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)
Conversion of Series H-1 convertible preferred stock to common stock	—	—	(28)	(100)	28	—	100	—	—	—	—	100
Issuance of Series K convertible preferred stock	—	—	121	947	—	—	—	—	—	—	—	—
Repurchase of common stock, held in treasury	—	—	—	—	(808)	—	—	808	(3,777)	—	—	(3,777)
Issuance of common stock from the exercise of stock options	—	—	—	—	37,697	38	28,786	—	—	—	—	28,824
Issuance of common stock, net of issuance costs	—	—	—	—	118,221	118	537,731	—	—	—	—	537,849
Retirement of treasury stock	—	—	—	—	—	(7)	(42,665)	(7,201)	42,672	—	—	—
Stock-based compensation	—	—	—	—	—	—	182,071	—	—	—	—	182,071
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,603	—	1,603
Net loss	—	—	—	—	—	—	—	—	—	—	(164,729)	(164,729)
Balance as of June 30, 2020	4,017	$33,569	742,933	$2,094,509	736,635	$737	$2,563,354	—	$—	$900	$(3,963,692)	$(1,398,701)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(262,054)	$(164,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,999	7,793
Stock-based compensation	426,473	181,955
Change in fair value of warrants	—	(10,012)
Non-cash operating lease expense	14,435	19,831
Other operating activities	560	3,633
Changes in operating assets and liabilities:
Accounts receivable	(83,883)	(56,583)
Prepaid expenses and other current assets	12,770	(3,220)
Other assets	(9,522)	(9,937)
Accounts payable	14,589	(35,012)
Accrued liabilities	9,070	(30,366)
Deferred revenue, current and noncurrent	(3,679)	19,645
Customer deposits, current and noncurrent	28,668	(124,434)
Operating lease liabilities, current and noncurrent	(15,795)	(25,815)
Other noncurrent liabilities	—	921
Net cash provided by (used in) operating activities	139,631	(226,330)
Investing activities
Purchases of property and equipment	(1,405)	(5,945)
Proceeds from the sale of assets held for sale	—	250
Net cash used in investing activities	(1,405)	(5,695)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	542,922
Proceeds from issuance of debt, net of issuance costs	—	149,683
Principal payments on borrowings	(200,000)	(250,000)
Proceeds from the exercise of common stock options	376,688	28,824
Repurchase of common stock	—	(3,777)
Other financing activities	(1,744)	(377)
Net cash provided by financing activities	174,944	467,275
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(1,496)	(197)
Net increase in cash, cash equivalents, and restricted cash	311,674	235,053
Cash, cash equivalents, and restricted cash - beginning of period	2,128,146	1,401,962
Cash, cash equivalents, and restricted cash - end of period	$2,439,820	$1,637,015
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,425	$8,144
Cash paid for interest	2,381	5,644
Supplemental disclosures of non-cash investing and financing information:
Common stock issuance costs included in accounts payable and accrued liabilities	$—	$5,072
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
2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying
 unaudited condensed consolidated financial statements have been prepared in accordance with U.S. genera
l
ly accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying condensed consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminat
e
d in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over the investee, but d
o
es not control, are accounted for using the equity method of accounting. For such investments, the share of the investee’s results of operations is included as a component of other income (expense), net in the condensed consolidated statements of operations and the investment balance is included in other assets and classified as noncurrent in the condensed consolidated balance sheets. The Company’s fiscal year ends on December 31.
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
Leases (Topic 842). As a result, certain components of cash flows used in operating activities within the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2020 have been presented to conform to the new standard. The impact to the presentation of the other statements was not material.
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
in the notes to consolidated financial statements in its Annual Report on Form
10-K
for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. There have been no significant changes to these policies during the six months ended June 30, 2021.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of amounts invested in money market funds.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2021	2020
Cash and cash equivalents	$2,341,156	$1,497,591
Restricted cash	36,750	37,069
Restricted cash, noncurrent	61,914	102,355

Total cash, cash equivalents, and restricted cash	$2,439,820	$1,637,015

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses, if any. The Company generally grants non-collateralized
credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing
COVID-19
pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off
and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of June 30, 2021 and December 31, 2020, it did not record an allowance for credit losses as probable losses are not expected to be material.
Concentrations of Credit Risk and Other Concentrations
Financial
 instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions, including restricted cash, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of June 30, 2021 and December 31, 2020 were $243.0 million and $156.9 million, respectively. Customer I represented 24% of total accounts receivable as of June 30, 2021. Customer G represented 13% of total accounts receivable as of December 31, 2020. No other customer represented more than 10% of total accounts receivable as of June 30, 2021 and December 31, 2020. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of June 30, 2021 and December 31, 2020, the Company had not experienced any significant losses on its accounts receivable.
For the three and six months ended June 30, 2021, no customer represented more than 10% of total revenue. For the three and six months ended June 30, 2020, Customer F, which is in the government operating segment, represented 11% of total revenue and Customer A, which is in the commercial operating segment, represented 10% of total revenue, respectively. No other customer represented more than 10% of total revenue for the three and six months ended June 30, 2020.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company relies on the technology, infrastructure, and software applications, including software-as-a-service
offerings, of third parties in order to host or operate certain key products and functions of its
business.
Recently Adopted Accounting Pronouncements
I
n December 2019, the FASB issued ASU
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
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2021 and December 31, 2020, the Company’s contract liability balances were $555.5 million and $531.9 million, respectively. Revenue of $285.4 million and $301.3 million was recognized during the six months ended June 30, 2021 and 2020, respectively, that was included in the contract liability balances as of
December 31, 2020 and 2019, respectively.
Remaining Performance Obligations
The Company’s arrangements
with its customers oft
e
n have terms that span over multiple years. However, the Company generally allows its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposits, is not considered a remaining performance obligation.
The Company’s remaining performance obligations were $671.9 million as of June 30, 2021, of which the Company expects to recognize approximately 49% as revenue over the next twelve months.
Disaggregation of Revenue
See
Note 13. Segment and Geographic Information
, for disaggregated revenue by customer segment and geographic region.
4. Fair Value Measurements
Financial instruments consist of money market funds and certificates of deposit included in cash equivalents and restricted cash, accounts receivable, other assets accounted for at fair value, accounts payable, and accrued liabilities. money market funds and certificates of deposit are stated at fair value on a recurring basis. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
The following tables present the Company’s assets that are measured at fair value on a recurring and nonrecurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	$963,873	$963,873	$—	$—
Certificates of deposit	65,477	—	65,477	—
Total	$1,029,350	$963,873	$65,477	$—

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,075,783	$1,075,783	$—	$—
Certificates of deposit	74,097	—	74,097	—

Total	$1,149,880	$1,075,783	$74,097	$—

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
Gross unrealized gains or losses for cash equivalents as of June 30, 2021 and December 31, 2020 were not material.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Leasehold improvements	$81,057	$85,196
Computer equipment, software, and other	23,199	22,275
Furniture and fixtures	10,069	9,976
Construction in progress	442	493

Total property and equipment, gross	114,767	117,940
Less: accumulated depreciation and amortization	(89,943)	(88,399)

Total property and equipment, net	$24,824	$29,541

Depreciation and amortization expense related to property and equipment, net was $3.1 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively, and $6.3 million and $6.8 million for the s
i
x months ended June 30, 2021 and 2020, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accrued payroll and related expenses	$95,574	$85,466
Accrued other liabilities	70,678	73,080

Total accrued liabilitie s	$166,252	$158,546

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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility which has been subsequently amended (the “2014 Credit Facility”). The 2014 Credit Facility incurred interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75% per annum, subject to certain adjustments, and incurs a commitment fee of 0.375% assessed on the daily average undrawn p
o
rtion of revolving commitments. Interest and commitment fees are payable at the end of an interest period or at each three-month interval if the interest period is longer than three months. The 2014 Credit Facility, as amended, matures on June 4, 2023.
During April 2021, the Company entered into an amendment to the 2014 Credit Facility, which provided for an increase of $200.0 million to the revolving commitments of the existing lenders under the 2014 Credit Facility, for total revolving commitments of $400.0 million, and which also provided for an incremental loan facility for additional loans in an agg
r
egate principal amount of up to $100.0 million with one or more existing or new lenders upon mutual agreement between the Company and such lenders. Upon entering into the amendment, the Company repaid its outstanding term loans of $200.0 million. As of June 30, 2021, the Company had no amounts outstanding under the 2014 Credit Facility and a $400.0 million undrawn revolving credit facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of June 30, 2021.
8. Commitments and Contingencies
Purchase Commitments
In December 2019, the Company entered into, and subsequently amended during December 2020, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through June 30, 2029, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. The Company satisfied its $126.0 million commitment for the contract year ended June 30, 2021. The commitment amount for the contract year ended
June 30, 2022 is
 $167.0 million.
In June 2020, the Company entered into an additional commitment to purchase at least $45.0 million of cloud hosting services over a period of five years commencing on June 1, 2020 and ending on May 31, 2025. If the spend commitment is not met at the end of the term, the Company is obligated to pay the full amount of the outstanding balance (“shortfall payment”). The shortfall payment may be applied as a prepayment against consumption during an additional twelve-month coverage period expiring on May 31, 2026, at which time any unused amount would be forfeited. As of June 30, 2021, the Company had satisfied $6.0 million of its commitment.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Investment Commitments
The Company approved and entered into certain agreements (“Investment Agreements”) to purchase, or commit to purchase, shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, or commitments to purchase, the “Investments”). As of June 30, 2021, the Company had outstanding commitments, subject to the applicable terms and conditions, to purchase a total of

25.0
million shares for an aggregate purchase price of
$250.0
million. The closings of certain of such Investments are contingent upon the completion of a proposed business combination between the applicable Investee and other applicable parties.
As of June 30, 2021, none of such Investments had closed.
Additionally, in connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services. The maximum potential revenue from these commercial contracts is $428 million, which is inclusive of $73 million from contractual options, and the terms of such contracts, including these contractual options, range from three
to
ten
years
. The majority of these commercial contracts are subject to various termination provisions, including for convenience in the event a proposed business combination is not completed.
The Company assessed the concurrent agreements under the
non-monetary
guidance within Accounting Standards Codification (“ASC”)
606
- Revenue from Contracts with Customers
and the total revenue recognized from
such
 commercial contracts during the three and six months ended June 30, 2021 was
$3.0 million.
The following table presents details related to the Company’s investment commitments as of June 30, 2021 (in thousands):

Entity	Investment Agreement Date	Committed Share Amount	Committed Investment Amount
Lilium	March 30, 2021	4,100	$41,000

Sarcos Robotics (1)	April 5, 2021	2,100	21,000

Roivant Sciences	May 1, 2021	3,000	30,000

Celularity (1)(2)	May 5, 2021	2,000	20,000

Mobility company	May 11, 2021	2,000	20,000

Wejo	May 28, 2021	3,500	35,000

Babylon Health (1)	June 3, 2021	3,500	35,000

Boxed (1)	June 13, 2021	2,000	20,000

Pear Therapeutics	June 21, 2021	1,000	10,000

Autonomous vehicle company (1)	June 22, 2021	1,800	18,000

Total		25,000	$250,000

(1)	Commercial contract contains termination for convenience clauses in the event the proposed business combination and/or the Company’s proposed investment is not completed.
(2)	The Company’s investment closed during July 2021.
Litigation and Legal Proceedings
From time to time, third parties may assert paten
t
 infringement claims against the Company. In addition, from time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; securities claims; investor claims; corporate claims; class action claims; and general contract, tort, or other claims. The Company may from time to time also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, allegations, or investigations related to warranty; refund; breach of contract; breach, leak, or misuse of personal data or confidential information; employment; government procurement; intellectual property; government regulation or compliance (including but not limited to anti-corruption requirements, export or other trade controls, data privacy or data protection, cybersecurity requirements, or antitrust/competition law requirements); securities; investor; corporate; or other matters. The Company is unable to predict whether or when any such matters may arise, the outcome of these matters, or the ultimate legal and financial liability, and cannot reasonably estimate the possible loss or range of loss at this time and accordingly has not accrued a related liability
.
On December 14, 2017, members of KT4 Partners LLC (Managing Member Marc Abramowitz) and Sandra Martin Clark, as trustee for the Marc Abramowitz Irrevocable Trust Number 7 (together, “KT4 Plaintiffs”), filed an action in the Delaware Superior Court against the Company and Disruptive Technology Advisers LLC. The complaint alleges tortious interference with prospective economic advantage and civil conspiracy in connection with a potential sale of stock by the KT4 Plaintiffs to a third party. The KT4 Plaintiffs seek compensatory and punitive damages, interest, fees, and costs
.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company believes this lawsuit is without merit and is vigorously defending itself against it. Given the uncertainty of litigation, it may be reasonably possible that the Company will incur a loss with regards to the matter; however, it cannot currently estimate a range of possible losses. Accordingly, the Company is unable, at this time, to estimate the overall effects that may result from the lawsuit on its financial condition, results of operations, or cash flows.
As of June 30, 2021, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $98.7 million and $116.8 million as of June 30, 2021 and December 31, 2020, respectively, all of which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily for operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of June 30, 2021, these letters of credit and guarantees had expiration dates through August 2028.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its operations and maintenance (“O&M”) services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer; and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of June 30, 2021 and December 31, 2020.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of June 30, 2021 and December 31, 2020.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation
.
9. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described below and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (
the
 “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company’s equity securities as of June 30, 2021.
Holders of common stock are entitled to dividends when, as and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of June 30, 2021.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of June 30, 2021		As of December 31, 2020
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock:
Class A	20,000,000	1,855,143	20,000,000	1,542,058
Class B	2,700,000	80,430	2,700,000	249,077
Class F	1,005	1,005	1,005	1,005

Total	22,701,005	1,936,578	22,701,005	1,792,140

10. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2021 (in thousands, except per share amounts):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Balance as of December 31, 2020	535,767	$6.12	7.99	$9,340,245
Options exercised	(114,471)	3.29
Options canceled and forfeited	(3,622)	5.17

Balance as of June 30, 2021	417,674	$6.90	8.49	$8,128,222

Options vested and exercisable as of June 30, 2021	213,423	$3.92	6.41	$4,788,520

As of June 30, 2021, the unrecognized expense related to options outstanding was $1.0 billion, which is expected to be recognized over a weighted-average service period of 8.07 years.
RSUs
The following table summarizes the RSU activity for the six months ended June 30, 2021 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	184,870	$6.97
RSUs granted	10,131	27.25
RSUs vested	(23,832)	8.41
RSUs canceled	(4,447)	7.21

Unvested and outstanding as of June 30, 2021	166,722	$7.98

As of June 30, 2021, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $815.0 million, which the Company expects to recognize over 3.20 years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenue	$24,029	$17,832	$40,006	$25,900
Sales and marketing	72,008	39,932	129,294	58,395
Research and development	50,630	37,897	88,504	52,929
General and administrative	86,075	32,187	168,669	44,731

Total stock-based compensation expense	$232,742	$127,848	$426,473	$181,955

11. Income Taxes
The Company recorded a benefit for income taxes of
 $5.7 million and a provision for income taxes of $0.9
million for the three months ended June 30, 2021 and 2020, respectively, and a benefit for income taxes of
$2.6
million and a provision for income taxes of
$3.5
million for the six months ended June 30, 2021 and 2020, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on its losses from the U.S. and other jurisdictions, foreign income taxed at different rates, non-deductible of stock-based compensation and the revaluation of its United Kingdom (“UK”) deferred tax assets as a result of a change in the UK corporate tax rate enacted during the current quarter, which increase
d
 the rate from 19% to 25% and will be effective April 1, 2023.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
12. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator

Net loss attributable to common stockholders	$(138,580)	$(110,455)	$(262,054)	$(164,729)

Less: Change in fair value attributable to participating securities	—	(171)	—	(7,479)

Net loss attributable to common stockholders, for diluted net loss per share	$(138,580)	$(110,626)	$(262,054)	$(172,208)

Denominator

Weighted-average shares used in computing net loss per share, basic	1,894,606	640,450	1,858,085	616,150

Weighted-average shares used in computing net loss per share, diluted	1,894,606	640,669	1,858,085	618,635

Net loss per share

Net loss per share attributable to common stockholders, basic	$(0.07)	$(0.17)	$(0.14)	$(0.27)

Net loss per share attributable to common stockholders, diluted	$(0.07)	$(0.17)	$(0.14)	$(0.28)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	4,017	—	4,017

Convertible preferred stock	—	791,346	—	791,346

Warrants to purchase redeemable convertible and convertible preferred stock	—	20,839	—	18,253

Warrants to purchase common stock	13,042	—	13,042	—
Options and SARs issued and outstanding	417,699	459,239	417,699	459,239
RSUs outstanding	166,722	178,685	166,722	178,685
Growth units outstanding	—	3,583	—	3,583

Total	597,463	1,457,709	597,463	1,455,123

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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:

Government	$232,119	$139,569	$440,539	$257,696
Commercial	143,523	112,320	276,337	223,520

Total revenue	$375,642	$251,889	$716,876	$481,216

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contribution:
Government	$143,253	$80,327	$274,999	$132,224
Commercial	75,121	58,398	147,664	99,412

Total contribution	$218,374	$138,725	$422,663	$231,636

The reconciliation of contribution to loss from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Loss from operations	$(146,148)	$(99,145)	$(260,162)	$(169,330)
Research and development expenses (1)	59,894	48,918	120,491	99,686
General and administrative expenses (1)	71,886	61,104	135,861	119,325
Stock-based compensation expense	232,742	127,848	426,473	181,955

Total contribution	$218,374	$138,725	$422,663	$231,636

—————
(1)
Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Revenue:

United States	$199,930	53%	$124,993	50%
United Kingdom	39,935	11%	30,033	12%
France	19,088	5%	29,629	12%
Rest of world (1)	116,689	31%	67,234	26%

Total revenue	$375,642	100%	$251,889	100%

(1)
No other country represents

10
%
or more of total revenue for the three months ended June 30, 2021 or 2020.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
Revenue:
United States	$398,377	56%	$234,770	49%
United Kingdom	74,320	10%	59,008	12%
France	40,178	6%	55,359	12%
Rest of world (1)	204,001	28%	132,079	27%

Total revenue	$716,876	100%	$481,216	100%

(1)

No
other country represents 10% or more of total revenue for the six months ended June 30, 2021 or 2020.
14. Subsequent Events
Investment Commitments and Investments
The Company approved and entered into additional Investment Agreements from July 1,
202
1 through the date of this filing. As of the date of this filing, the Company had additional outstanding investment commitments, subject to applicable terms and conditions, to purchase a total of

6.0
million shares for an aggregate purchase price of $
60.0
million. The closings of certain of such Investments are contingent upon the completion of a proposed business combination between the applicable Investee and other applicable parties.
The following table presents details regarding such additional investment commitments outstanding as of the date of this filing (in thousands):

Entity	Investment Agreement Date	Committed Share Amount	Committed Investment Amount
Fast Radius (1)	July 18, 2021	2,000	$20,000
Tritium (1)	July 27, 2021	1,500	15,000
AdTheorent (1)	July 27, 2021	1,500	15,000
FinAccel	August 2, 2021	1,000	10,000
Total		6,000	$60,000
(1)
Commercial contract contains termination for c
onvenience
clauses in the event the proposed business combination and/or the Company’s proposed investment is not completed
.
Additionally, during July 1, 2021 through the date of this filing, the Company purchased
9.0
million shares for an aggregate purchase price of $
53.0
million, as set forth in the following table (in thousands):

Entity	Share Amount	Investment Amount
Celularity (1)	2,000	$20,000
Electric vehicle company	2,500	25,000
Autonomous aerial vehicle company	3,000	3,000
Astrocast	1,518	5,000

Total	9,018	$53,000

(1)
Reflected as commitment in
Footnote 8. Commitments and Contingencies
as of June 30, 2021
.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the signing of the Investment Agreements entered into between July 1, 2021 and the date of this filing, each Investee or an associated entity and the Company entered into a commercial contract for the Company’s products and services. The maximum potential revenue from these commercial contracts is
$162
million, and the terms of such contracts
rang
e from four to
six years.
The majority of these commercial contracts are subject to various termination provisions, including for convenience in the event a proposed business combination is not completed.
Investment in Gold
During August 2021, the Company purchased $50.7 million in 100-ounce gold bars. Such purchase will initially be kept in a secure third-party facility located in the northeastern United States and the Company is able to take physical possession of the gold bars stored at the facility at any time with reasonable notice.

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

•	our ability to compete with existing and new competitors in existing and new markets and products;

•	our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our platforms;

•	our expectations regarding litigation and legal and regulatory matters;

•	our expectations regarding our ability to meet existing performance obligations and maintain the operability of our products;

•	our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy data protection, and cybersecurity;

•	our expectations regarding new and evolving markets;

•	our ability to develop and protect our brand;

•	our ability to maintain the security and availability of our platforms;

•	our expectations and management of future growth;

•	our expectations concerning relationships with third parties, including our customers, equity method investment partners, and vendors;

•
our expectations regarding our recent investments in, and enterprise agreements with, various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities;

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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form
10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form
10-Q
primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “
Risk Factors
” and elsewhere in this Quarterly Report on Form
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
Our Business
For the three months ended June 30, 2021, we generated $375.6 million in revenue, reflecting a 49% growth rate from the three months ended June 30, 2020, when we generated $251.9 million in revenue. In the six months ended June 30, 2021, we generated $716.9 million in revenue, reflecting a 49% growth rate from the six months ended June 30, 2020, when we generated $481.2 million in revenue.
Our operating results continued to improve when excluding stock-based compensation. In the three months ended June 30, 2021, we incurred losses from operations of $146.1 million, or adjusted income from operations of $116.7 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended June 30, 2020, our losses from operations were $99.1 million, or adjusted income from operations of $28.7 million when excluding stock-based compensation. In the six months ended June 30, 2021, we incurred losses from operations of $260.2 million, or adjusted income from operations of $233.3 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2020, our losses from operations were $169.3 million, or adjusted income from operations of $12.6 million when excluding stock-based compensation.
In the three months ended June 30, 2021, our gross profit was $284.7 million, reflecting a gross margin of 76%, or 82% when excluding stock-based compensation. In the three months ended June 30, 2020, our gross profit was $183.5 million, reflecting a gross margin of 73%, or 80% when excluding stock-based compensation. In the six months ended June 30, 2021, our gross profit was $551.8 million, reflecting a gross margin of 77%, or 83% when excluding stock-based compensation. In the six months ended June 30, 2020, our gross profit was $348.5 million, reflecting a gross margin of 72%, or 78% when excluding stock-based compensation.

For more information about our income or loss from operations, when excluding stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation, as well as reconciliations from loss from operations and gross profit, see the section titled “
Non-GAAP
Reconciliations
” below.
Our Customers
We define a customer to be an organization from which we have recognized revenue during the trailing twelve month period. During the period ended June 30, 2021, we had 169 customers, including leading companies in various commercial sectors as well as government agencies around the world. During the period ended June 30, 2020, we had 137 customers.
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
We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies. Our average revenue per customer during the trailing twelve months ended June 30, 2021 was $7.9 million, which grew 19% from $6.6 million per customer during the trailing twelve months ended June 30, 2020. Our average revenue for the top twenty customers during the trailing twelve months ended June 30, 2021 was $39.0 million, which grew 36% from an average of $28.6 million from the top twenty customers during the trailing twelve months ended June 30, 2020.
Large organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. In the six months ended June 30, 2021, commercial customers accounted for 39% of our revenue while government agencies accounted for 61%. In the six months ended June 30, 2021, we generated 56% of our revenue from customers in the United States and the remaining 44% from customers abroad.
Expansion of Access to Platforms
We have recently begun to expand access to our platforms to earlier stage companies, including startups, as we continue our outreach efforts to an increasingly broad swath of the potential market.
Our software platforms can now be installed and ready for use within hours. The speed with which our platforms can be deployed has significantly expanded the range of potential customers with which we plan on partnering over the long term. We anticipate that our reach among an increasingly broad set of customers, in both the commercial and government sectors, will accelerate moving forward. We believe that as these new partners grow, we will grow with them.
We have also made a number of investments in companies whose businesses rely on the ability of their organizations to manage and analyze data effectively at scale. The companies in which we are investing include some of the most innovative organizations in their fields.
Our proximity to these businesses and the industries in which they are operating has enhanced, and is expected to continue enhancing, our own product and business development efforts, as we continue expanding access to our platforms to the broadest possible set of customers.
Coronavirus
(“COVID-19”)
Impact
As a result of
COVID-19,
we continue to take precautionary measures in order to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which included the suspension of all non-essential
business travel of employees and the temporary closure of all of our major offices. Although the majority of our workforce worked remotely, there was minimal disruption in our ability to ensure the effective operation of our software platforms. As local situations permit, we have opened our offices in at least a limited capacity and are allowing business travel to resume, while continuing to closely monitor the pandemic.
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
We have seen a decrease in our travel and office-related expenditures, including during the temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing pandemic. However, improvement of our contribution metric has also been driven by the expansion of existing customer accounts, improved sales efficiency, and the increasing deployment of centralized hosting and other software deployment infrastructure.

While we expect our travel and office-related expenditures to increase moving forward, especially as we begin to open our offices, we do not expect such expenditures to return to their pre-pandemic
levels, given that we have made significant investments in enabling employees to work with customers remotely.
See the section titled “
Risk Factors
” included elsewhere in this Quarterly Report on Form
10-Q,
and Annual Report on Form
10-K
for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021, for further discussion of the possible impact of the
COVID-19
pandemic on our business.
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
In the six months ended June 30, 2021, customers cohorted as of December 31, 2020 generated a total of $708.0 million in revenue.
New customers acquired during the six months ended June 30, 2021 generated an additional $8.9 million in revenue and will be assigned a cohort as of December 31, 2021. A more detailed discussion of the three phases, for purposes of illustration of how we manage accounts across the business, follows below.
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
We evaluate the success of customer accounts in the Acquire phase based on the revenue such accounts generate in the following year. In 2020, we generated $0.3 million in revenue from customers in the Acquire phase, which yielded a contribution loss of $36.8 million. In the six months ended June 30, 2021, those same customers generated $8.0 million in revenue, which yielded a contribution loss of $7.5 million.
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
In 2020, we generated $20.3 million in revenue from customers that were in the Expand phase as of the end of that year, with a contribution margin of (159)%. In the six months ended June 30, 2021, those same customers generated $48.9 million in revenue with a contribution margin of 52%.
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
It is in the Scale phase of our partnerships with customers that we generally see contribution margin on particular accounts improve. In 2020, we generated $1,072.1 million in revenue from customers in the Scale phase, with a contribution margin of 63%. In the six months ended June 30, 2021, those same customers generated $651.1 million in revenue with a contribution margin of 64%.
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

For more information about contribution margin, including the limitations of this measure, and a reconciliation to loss from operations, see the section titled “
Non-GAAP
Reconciliations
” below.
Non-GAAP
Reconciliations
We use the
non-GAAP
measures contribution margin; gross profit and gross margin, excluding stock-based compensation; and adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. We exclude stock-based compensation, which is a non-cash
expense, from these
non-GAAP
financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Additionally, we exclude employer payroll taxes related to stock-based compensation as it is difficult to predict and outside of our control.
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
Contribution Margin
The following table provides a reconciliation of contribution margin for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss from operations	$(146,148)	$(99,145)	$(260,162)	$(169,330)
Add:
Research and development expenses (1)	59,894	48,918	120,491	99,686
General and administrative expenses (1)	71,886	61,104	135,861	119,325
Stock-based compensation	232,742	127,848	426,473	181,955

Contribution	$218,374	$138,725	$422,663	$231,636

Contribution margin	58%	55%	59%	48%

————
(1)
Excludes stock-based compensation.

Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit	$284,716	$183,479	$551,839	$348,512
Add: stock-based compensation	24,029	17,832	40,006	25,900

Gross profit, excluding stock-based compensation	$308,745	$201,311	$591,845	$374,412

Gross margin, excluding stock-based compensation	82%	80%	83%	78%

Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss from operations	$(146,148)	$(99,145)	$(260,162)	$(169,330)
Add: stock-based compensation	232,742	127,848	426,473	181,955
Add: employer payroll taxes related to stock-based compensation	30,133	—	66,999	—

Adjusted income from operations	$116,727	$28,703	$233,310	$12,625

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
Our operating segments are described below:

•	Commercial : This segment primarily serves customers working in non-government industries.

•	Government : This segment primarily serves customers that are agencies in the U.S. federal government and non-U.S. governments.
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$375,642	$251,889	$716,876	$481,216
Cost of revenue (1)	90,926	68,410	165,037	132,704

Gross profit	284,716	183,479	551,839	348,512
Operating expenses:
Sales and marketing (1)	162,379	102,518	298,476	201,171
Research and development (1)	110,524	86,815	208,995	152,615
General and administrative (1)	157,961	93,291	304,530	164,056

Total operating expenses	430,864	282,624	812,001	517,842

Loss from operations	(146,148)	(99,145)	(260,162)	(169,330)
Interest income	372	551	748	3,818
Interest expense	(590)	(5,646)	(2,430)	(10,240)
Change in fair value of warrants	—	(3,683)	—	10,012
Other income (expense), net	2,125	(1,589)	(2,769)	4,511

Loss before provision (benefit) for income taxes	(144,241)	(109,512)	(264,613)	(161,229)
Provision (benefit) for income taxes	(5,661)	943	(2,559)	3,500

Net loss	$(138,580)	$(110,455)	$(262,054)	$(164,729)

————
(1)
Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$24,029	$17,832	$40,006	$25,900
Sales and marketing	72,008	39,932	129,294	58,395
Research and development	50,630	37,897	88,504	52,929
General and administrative	86,075	32,187	168,669	44,731

Total stock-based compensation expense	$232,742	$127,848	$426,473	$181,955

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	24	27	23	28

Gross profit	76	73	77	72
Operating expenses:
Sales and marketing	43	41	42	42
Research and development	30	34	29	32
General and administrative	42	37	42	33

Total operating expenses	115	112	113	107

Loss from operations	(39)	(39)	(36)	(35)
Interest income	—	—	—	1
Interest expense	—	(2)	(1)	(2)
Change in fair value of warrants	—	(1)	—	2
Other income (expense), net	1	(1)	—	1

Loss before provision (benefit) for income taxes	(38)	(43)	(37)	(33)
Provision (benefit) for income taxes	(1)	1	—	1

Net loss	(37)%	(44)%	(37)%	(34)%

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
Revenue:
Government	$232,119	$139,569	$92,550	66%
Commercial	143,523	112,320	31,203	28%

Total revenue	$375,642	$251,889	$123,753	49%

Revenue increased by $123.8 million, or 49%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Revenue from government customers increased by $92.6 million, or 66%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily from customers in the United States. Of the increase, $92.3 million was from government customers existing as of December 31, 2020. Revenue from commercial customers increased by $31.2 million, or 28%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is primarily due to an increase of $20.3 million from customers existing as of December 31, 2020. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
Cost of revenue	$90,926	$68,410	$22,516	33%
Gross profit	284,716	183,479	101,237	55%
Gross margin	76%	73%	3%
Cost of revenue for the three months ended June 30, 2021 increased by $22.5 million, or 33%, compared to the three months ended June 30, 2020. The increase was primarily due to increases in personnel costs of $9.5 million, which included an increase of $6.2 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs in the current period and there was no such expense in the prior period; $1.7 million in employer payroll taxes primarily related to income from share-based payments; $0.5 million in travel expenses due to the relaxing of COVID travel restrictions; and $1.1 million in payroll and payroll-related costs driven by an increase in cost per head and various incentive programs.

Additionally, there were increases of $8.1 million related to third-party cloud hosting services, $4.5 million related to other direct deployment costs and increased usage of field service representatives, and $1.0 million related to an increase in server shipments. These increases to cost of revenue were offset by decreases of $0.6 million from office related expenses and other allocated costs.
Our gross margin for the three months ended June 30, 2021 increased by 3% compared to the three months ended June 30, 2020. Gross margin increased primarily as a result of increased efficiencies in supporting revenue growth at our customer deployments, including investments in our platforms as well as reductions in hardware costs for customers. This was partly offset by increases in stock-based compensation expense and third-party cloud hosting services. For the three months ended June 30, 2021 and 2020, gross margin, excluding stock-based compensation, would have increased by 2% to 82%.
Operating Expenses

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
Sales and marketing	$162,379	$102,518	$59,861	58%
Research and development	110,524	86,815	23,709	27%
General and administrative	157,961	93,291	64,670	69%

Total operating expenses	$430,864	$282,624	$148,240	52%

Sales and Marketing
Sales and marketing expenses increased by $59.9 million, or 58%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by increases in personnel costs of $53.7 million, which included increases of $32.1 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs; $12.5 million in employer payroll taxes primarily related to income from share-based payments; $5.7 million in payroll due to an increase in headcount attributable to our sales and marketing functions and various incentive programs; $2.6 million in travel expenses due to the lifting of COVID travel restrictions; and $0.7 million in payroll and payroll-related costs driven by an increase in cost per head and various incentive programs. Additionally, there were increases of $3.4 million in marketing costs and $2.7 million in external sales commissions.
Research and Development
Research and development expenses increased by $23.7 million, or 27%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by increases in personnel costs of $23.8 million, which included an increase of $12.7 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs; $5.3 million related to increase in payroll taxes primarily related to income from share-based payments; $5.2 million in payroll related to an increase in headcount attributable to our research and development functions and various incentive programs; and $0.6 million in travel expenses due to the lifting of COVID travel restrictions. Additionally, there was an increase of $0.7 million in allocated overhead; offset by a decrease of $0.8 million in third-party cloud hosting services and other IT.
General and Administrative
General and administrative expenses increased by $64.7 million, or 69%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by increases in personnel costs of $63.1 million, which included an increase of $53.9 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs; $7.2 million related to increase in payroll taxes primarily related to income from share-based payments; $1.2 million in payroll related to an increase in headcount attributable to our general and administrative functions; and $0.7 million in other payroll-related costs. Additionally, there was an increase of $1.7 million from office related expenses and other allocated costs.

Interest Income

	Three Months Ended June 30,		Change

	2021	2020	Amount
Interest income	$372	$551	$(179)
Interest income decreased by $0.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Three Months Ended June 30,		Change

	2021	2020	Amount
Interest expense	$(590)	$(5,646)	$5,056
Interest expense decreased by $5.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to the full repayment of the outstanding debt balance during the three months ended June 30, 2021.
Change in Fair Value of Warrants

	Three Months Ended June 30,		Change

	2021	2020	Amount
Change in fair value of warrants	$—	$(3,683)	$3,683
During the three months ended June 30, 2020, the $3.7 million gain from the change in fair value of warrants was primarily driven by the decrease in the fair value of our stock during the period. During the three months ended June 30, 2021, there were no outstanding liability classified warrants.
Other Income (Expense), Net

	Three Months Ended June 30,		Change

	2021	2020	Amount
Other income (expense), net	$2,125	$(1,589)	$3,714
Other income (expense), net changed by $3.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to changes in net realized and unrealized gains from foreign exchange transactions.
Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Change

	2021	2020	Amount
Provision (benefit) for income taxes	$(5,661)	$943	$(6,604)
We recorded a benefit for income taxes of $5.7 million for the three months ended June 30, 2021 compared to a provision for income taxes of $0.9 million for the three months ended June 30, 2020. The change was primarily due to the revaluation of our United Kingdom (“UK”) deferred tax assets as a result of a change in the UK corporate tax rate enacted during the current quarter, which increased the rate from 19% to 25% and will be effective April 1, 2023.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Revenue:
Government	$440,539	$257,696	$182,843	71%
Commercial	276,337	223,520	52,817	24%

Total revenue	$716,876	$481,216	$235,660	49%

Revenue increased by $235.7 million, or 49%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Revenue from government customers increased by $182.8 million, or 71%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily from customers in the United States. Of the increase, $182.6 million was from government customers existing as of December 31, 2020. Revenue from commercial customers increased by $52.8 million, or 24%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily due to an increase of $38.5 million from customers existing as of December 31, 2020. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Cost of revenue	$165,037	$132,704	$32,333	24%
Gross profit	551,839	348,512	203,327	58%
Gross margin	77%	72%	5%
Cost of revenue for the six months ended June 30, 2021 increased by $32.3 million, or 24%, compared to the six months ended June 30, 2020. The increase was primarily due to increases in personnel costs of $15.5 million, which included an increase of $14.1 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs in the current period and there was no such expense in the prior period; and $4.9 million in employer payroll taxes primarily related to income from share-based payments. These increases in personnel costs were partially offset by decreases in travel-related expenses and other personnel costs of $2.8 million as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel, and $0.7 million in payroll and payroll-related costs driven by a decrease of headcount attributable to cost of revenue functions partially offset by an increase in various incentive programs. Additionally, there were increases of $14.6 million related to third-party cloud hosting services and $7.3 million related to other direct deployment costs and increased usage of field service representatives. These increases to cost of revenue were offset by decreases of $4.4 million from office related expenses and other allocated costs and $0.7 million related to reductions in server shipments.
Our gross margin for the six months ended June 30, 2021 increased by 5% compared to the six months ended June 30, 2020. Gross margin increased primarily as a result of increased efficiencies in supporting revenue growth at our customer deployments, including investments in our platforms as well as reductions in hardware costs for customers. This was partly offset by increases in stock-based compensation expense and third-party cloud hosting services. For the six months ended June 30, 2021 and 2020, gross margin, excluding stock-based compensation, would have increased by 5% to 83%.
Operating Expenses

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Sales and marketing	$298,476	$201,171	$97,305	48%
Research and development	208,995	152,615	56,380	37%
General and administrative	304,530	164,056	140,474	86%

Total operating expenses	$812,001	$517,842	$294,159	57%

Sales and Marketing
Sales and marketing expenses increased by $97.3 million, or 48%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by increases in personnel costs of $98.4 million, which included an increase of $70.9 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs and growth units; $24.4 million in employer payroll taxes primarily related to income from share-based payments; and $7.6 million in payroll due to an increase in headcount attributable to our sales and marketing functions and various incentive programs. These increases in personnel costs were partially offset by a decrease of $4.6 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel. Additionally, there were increases of $1.7 million in third-party cloud based hosting services, $1.1 million in marketing costs, and $0.7 million in external sales commissions; offset by a decrease of $4.6 million from office related expenses and other allocated costs.
Research and Development
Research and development expenses increased by $56.4 million, or 37%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by increases in personnel costs of $58.4 million, which included an increase of $35.6 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs; $16.5 million related to increase in payroll taxes primarily related to income from share-based payments; and $9.1 million in payroll related to an increase in headcount attributable to our research and development functions. These increases in personnel costs were partially offset by a decrease of $1.6 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel and $1.2 million from other payroll-related costs. Additionally, there was an increase of $1.4 million in third-party cloud hosting services and other IT; offset by decreases of $3.5 million from office related expenses and other allocated costs.
General and Administrative
General and administrative expenses increased by $140.5 million, or 86%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by increases in personnel costs of $142.3 million, which included an increase of $123.9 million in stock-based compensation expense primarily due to the recognition of stock-based compensation expense related to the Company’s RSUs and growth units; $16.5 million related to increase in payroll taxes primarily related to income from share-based payments; $0.6 million in payroll related to an increase in headcount attributable to our general and administrative functions; and $1.8 million in other payroll-related costs. These increases in personnel costs were partially offset by a decrease of $0.6 million in travel-related expenses and other personnel costs as a result of COVID-related travel restrictions and company-wide initiatives to decrease overall travel. Additionally, there was a decrease of $1.8 million from office related expenses and other allocated costs.
Interest Income

	Six Months Ended June 30,		Change
	2021	2020	Amount
Interest income	$748	$3,818	$(3,070)
Interest income decreased by $3.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Six Months Ended June 30,		Change
	2021	2020	Amount
Interest expense	$(2,430)	$(10,240)	$7,810
Interest expense decreased by $7.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to the full repayment of the outstanding debt balance during the six months ended June 30, 2021.

Change in Fair Value of Warrants

	Six Months Ended June 30,		Change
	2021	2020	Amount
Change in fair value of warrants	$—	$10,012	$(10,012)
During the six months ended June 30, 2020, the $10.0 million gain from the change in fair value of warrants was primarily driven by the decrease in the fair value of our stock during the period. During the six months ended June 30, 2021, there were no outstanding liability classified warrants.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2021	2020	Amount
Other income (expense), net	$(2,769)	$4,511	$(7,280)
Other income (expense), net changed by $7.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to changes in net realized and unrealized gains from foreign exchange transactions.
Provision (Benefit) for Income Taxes

	Six Months Ended June 30,		Change
	2021	2020	Amount
Provision (benefit) for income taxes	$(2,559)	$3,500	$(6,059)
We recorded a benefit for income taxes of $2.6 million for the six months ended June 30, 2021 compared to a provision for income taxes of $3.5 million for the six months ended June 30, 2020. The change was primarily due to the revaluation of our UK deferred tax assets as a result of a change in the UK corporate tax rate enacted during the current quarter, which increased the rate from 19% to 25% and will be effective April 1, 2023.

Liquidity and Capital Resources
Historically, we primarily generated negative cash flows from operations and have financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers. We believe our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, as well as our short-term and long-term contractual obligations and commitments primarily consisting of operating lease commitments and non-cancelable
purchase commitments related to third-party cloud hosting services.
As of June 30, 2021, our accumulated deficit balance was $5.2 billion, and our principal sources of liquidity were $2.3 billion of cash and cash equivalents, exclusive of additional restricted cash of $98.7 million. Cash and cash equivalents consist primarily of cash on deposit with banks as well as institutional money market funds. Restricted cash primarily consists of cash and certificates of deposit that are held as collateral against letters of credit and guarantees we are required to maintain for various purposes.
During April 2021 we repaid our outstanding term loans of $200.0 million. As of June 30, 2021, we had no outstanding balance under the 2014 Credit Facility and a $400.0 million revolving credit facility available and undrawn. For more information, see the section titled “
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
—
Credit Facilities.
”
Our future capital requirements will depend on many factors, including, but not limited to the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, as of June 30, 2021, we have approved and entered into investment commitments totaling $250.0 million, as well as additional subsequent investments and commitments, and we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$139,631	$(226,330)
Investing activities	(1,405)	(5,695)
Financing activities	174,944	467,275
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(1,496)	(197)

Net increase in cash, cash equivalents, and restricted cash	$311,674	$235,053

Operating Activities
Net cash provided by operating activities was $139.6 million for the six months ended June 30, 2021. The factors affecting our operating cash flows during this period were our net loss of $262.1 million, offset by non-cash
charges of $449.5 million and changes in net operating assets and liabilities of $47.8 million. The non-cash
charges primarily consisted of $426.5 million in stock-based compensation expense, $14.4 million in operating lease expense, and $8.0 million of depreciation and amortization. The net change in operating assets and liabilities were due to an increase in accounts payable and accrued liabilities of $23.7 million due to timing of expense payments, and a net increase of $25.0 million in deferred revenue and customer deposits due to increases in customer billings, partially offset by a net increase in assets of $80.6 million, primarily due to an increase in accounts receivable.
Net cash used in operating activities was $226.3 million for the six months ended June 30, 2020. The factors affecting our operating cash flows during this period were our net loss of $164.7 million, offset by non-cash
charges of $203.2 million and changes in net operating assets and liabilities of $264.8 million. The non-cash
charges primarily consisted of $182.0 million in stock-based compensation expense, $19.8 million in operating lease expense, and $7.8 million of depreciation and amortization, partially offset by a $10.0 million reduction in the fair value of warrant liabilities. The net change in operating assets and liabilities were due to a net decrease of $104.8 million in deferred revenue and customer deposits due to increases in revenue recognized from amounts billed and collected in prior periods, a decrease in accounts payable and accrued liabilities of $65.4 million as a result of timing of payments to vendors accrued for in prior periods, and an increase in assets of $69.7 million primarily due to an increase in accounts receivable.

Investing Activities
Net cash used in investing activities was $1.4 million and $5.7 million for the six months ended June 30, 2021 and 2020, which primarily consisted of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $174.9 million for the six months ended June 30, 2021, which primarily consisted of $376.7 million of proceeds from the exercise of common stock options, partially offset by $200.0 million of payments on term loans.
Net cash provided by financing activities was $467.3 million for the six months ended June 30, 2020, which primarily consisted of $542.9 million of net proceeds from the issuance of common stock, $149.7 million of net proceeds from borrowings under our credit facilities, and $28.8 million of proceeds from exercise of common stock options, partially offset by the repayments of debt of $250.0 million and $3.8 million net cash used for repurchases of common stock.
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
During April 2021, we amended the credit facility to increase the total undrawn revolving credit facility to be $400.0 million and which also provides for an incremental loan facility for additional loans in an aggregate principal amount of up to $100.0 million with one or more existing or new lenders upon mutual agreement between us and such lenders. Upon amending the facility, we repaid the outstanding $200.0 million term loans. As of June 30, 2021, there were no amounts outstanding under the 2014 Credit Facility.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities, non-cancelable
purchase commitments related to third-party cloud hosting services, and commitments to invest in shares of various entities, certain of which are contingent upon certain business combinations. For additional information, refer to
Note 8. Commitments and Contingencies
and
Note 14. Subsequent Events
to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q.
Except as already disclosed in
Note
8. Commitments and Contingencies
and
Note 14. Subsequent Events
in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q,
there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2020. See our Annual Report on Form
10-K
for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021, for additional information regarding the Company’s contractual obligations.
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
Interest Rate Risk
Our cash, cash equivalents, and restricted cash consist of cash, certificates of deposit, and money market funds. Our primary investment policy and strategies are focused on the preservation of capital and supporting our liquidity requirements. Other than the investments and investment commitments disclosed in
Note
8. Commitments and Contingencies
and
Note
14. Subsequent Events
in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q,
we have not entered into investments for trading or speculative purposes.
Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. As of June 30, 2021, we had no debt outstanding.
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

•	we have incurred losses each year and we may not become profitable in the future;

•	we may not be able to sustain our revenue growth rate;

•	our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable;

•	a limited number of customers account for a substantial portion of our revenue;

•	our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis;

•	seasonality may cause fluctuations in our results of operations and position;

•	our platforms are complex and may have a lengthy implementation process;

•	we may not successfully develop and deploy new technologies to address the needs of our customers;

•	our platforms must operate with third-party products and services;

•	we may be unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand;

•	we may be unable to successfully build, expand, and deploy our marketing and sales organization;

•	we may not be able to maintain and enhance our brand and reputation;

•	unfavorable news or social media coverage may harm our reputation and business;

•	exclusive arrangements or unique terms with customers or partners may result in significant risks or liabilities to us;

•	we face intense competition in our markets;

•	we may be unable to maintain or properly manage our culture as we grow;

•	we may not enter into relationships with potential customers if we consider their activities to be inconsistent with our organizational mission or values;

•	joint ventures, channel sales relationships, platform partners, and strategic alliances may be unsuccessful;

•	we may not be successful in executing our strategy to increase our sales to larger customers;

•	breach of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems or unauthorized access to data;

•	the COVID-19 pandemic may continue to significantly affect our business and operations;

•	the market for our platforms and services may develop more slowly than we expect;

•
we have made and may continue to make strategic investments to support key business initiatives, including in privately-held and publicly-traded companies, and we may not realize a return on these investments;

•	issues raised by the use of artificial intelligence in our platforms may result in reputational harm or liability;

•	we depend on computing infrastructure of third parties and they may experience errors, disruption, performance problems, or failure;

•	we may fail to adequately obtain, maintain, protect, and enforce our intellectual property and other proprietary rights;

•	we may be subject to intellectual property rights claims;

•	there may be real or perceived errors, failures, defects, or bugs in our platforms;

•	we rely on the availability of third-party technology that may be difficult to replace or that may cause errors;

•	our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters;

•	our non-U.S. sales and operations subject us to additional risks and regulations;

•	we may encounter unfavorable outcomes in legal, regulatory, and administrative inquiries and proceedings;

•	we may fail to receive and maintain government contracts or there may be changes in the contracting or fiscal policies of the public sector;

•	the majority of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance;

•	we may not realize the full value of our customer contracts;

•	there may be a decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contracts awards; and

•
the multi-class structure of our common stock, the Founder Voting Trust Agreement, and the Founder Voting Agreement concentrate voting power with certain stockholders, in particular, our Founders and their affiliates.

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

Our top three customers together accounted for 25% and 28% of our revenue for the years ended December 31, 2020 and 2019, respectively, and 19% and 29% of our revenue for the six months ended June 30, 2021 and 2020, respectively. Our top three customers by revenue, for the six months ended June 30, 2021, have been with us for an average of four years as of June 30, 2021. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
The majority of these contracts are subject to termination for convenience provisions. Also, a majority of commercial contracts entered into in connection with our strategic investments are subject to termination, including for convenience in the event the proposed business combination is not completed. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
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
This seasonality has historically impacted and may in the future continue to impact the timing of collections and recognized revenue. Because a significant portion of our customer contracts are typically finalized near the end of the quarter, and we typically invoice customers shortly after entering into a contract, we may receive a portion of our customer payments near the end of the quarter and record such payment as an increase in contract liabilities, while the revenue from our customer contracts is generally recognized over the contract term. While we have historically billed and collected payments for multiple contract years from certain customers in advance, we have and may continue to shift to collecting payments on an annual or other basis.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-

time employees as of December 31, 2010 to 2,593 full-time employees as of June 30, 2021, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Our ability to compete in the highly competitive technology industry depends upon our ability to attract, motivate, and retain qualified personnel. We are highly dependent on the continued contributions and customer relationships of our management and particularly on the services of Alexander Karp, our Chief Executive Officer. Mr. Karp was part of our founding team and has been integral to our growth since our founding. We believe that Mr. Karp’s management experience would be difficult to replace. All of our executive officers and many key personnel are at-will
employees and may terminate their employment relationship with us at any time. The loss of the services of our key personnel and any of our other executive officers, and our inability to find suitable replacements, could result in a decline in sales, delays in product development, and harm to our business and operations.
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
Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be harmful, has resulted in public criticism, including from political and social activists, and unfavorable coverage in the media. Activists have also engaged in public protests at our properties. Activist criticism of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists. Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:

•	cause certain customers to cease doing business with us;

•	impair our ability to attract new customers, or to expand our relationships with existing customers;

•	diminish our ability to recruit, hire, or retain employees;

•	undermine our standing in professional communities to which we contribute and from which we receive expert knowledge; or

•	prompt us to cease doing business with certain customers.
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
In light of the uncertain and rapidly evolving situation relating to the spread of
COVID-19,
we took precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling customer, employee, or industry events, which may negatively impact our business. We have, however, begun to reopen our offices on a limited basis and will continue to monitor the
COVID-19
pandemic to determine if additional actions are required. While the
COVID-19
pandemic has provided certain new opportunities for our business to expand, it has also created many negative headwinds that present risks to our business and results of operations. For example, the
COVID-19
pandemic has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, which could result in a reduction to information technology budgets, delayed purchasing decisions, longer sales cycles, extended payment terms, the timing of payments, and postponed or canceled projects, all of which would negatively impact our business and operating results, including sales and cash flows. We do not yet know the net impact of the
COVID-19
pandemic on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the
COVID-19
pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations.

Historically, a significant portion of our field sales, operations and maintenance, and professional services have been conducted in person. Currently, as a result of certain work and travel restrictions related to the
COVID-19
pandemic, and the precautionary measures that we have adopted, many of our field sales and professional services activities are still being conducted remotely, which has resulted in a decrease in our travel and office expenditures. However, we expect our travel expenditures to increase in the future as we resume such travel, which could negatively impact our financial condition and results of operations. As of the date of this Quarterly Report on Form
10-Q,
we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers.
In addition,
COVID-19
may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations.
Furthermore, as a result of the
COVID-19
pandemic, we are not requiring employees who are able to work remotely to come into the office through at least January 2022 but have opened our offices on a limited basis for those employees who wish to return early. It is possible that widespread remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the
COVID-19
pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
More generally, the
COVID-19
pandemic has and is expected to continue to adversely affect economies and financial markets globally, leading to a continued economic downturn, which may decrease technology spending generally and could adversely affect demand for our platforms and services. It is not possible at this time to estimate the full impact that
COVID-19
will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents; loss, corruption, or unavailability of or unauthorized access to customer data; disruptions in delivery; or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the
COVID-19
pandemic), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.
We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, automotive, airlines and aerospace, consumer packaged goods, insurance, retail, transportation, shipping and logistics, energy, and other emerging industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.
In the future, we may not be able to secure the financing necessary to operate and grow our business as planned, or to make acquisitions.
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations During April 2021, we fully repaid our outstanding term loans in an aggregate principal amount of $200.0 million and mutually agreed with the lenders and other applicable parties under our secured credit facility to amend our credit facility to, among other things, increase the revolving commitments under the credit facility by $200.0 million, for total undrawn revolving commitments of $400.0 million. Any principal amounts outstanding under our secured credit facility will be due and payable in June 2023, and any interest or facility payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances, proceeds from option exercises debt, and cash received from our customers. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

•	Develop new products, features, capabilities, and enhancements;

•	Continue to expand our product development, sales, and marketing organizations;

•	Recruit, hire, train, and retain employees;

•	Respond to competitive pressures or unanticipated working capital requirements; or

•	Pursue acquisition or other growth or investment opportunities.
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
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our secured credit facility or instruments governing any future indebtedness of ours. Additionally, our credit facility is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our secured credit facility could elect to terminate their commitments and cease making further loans, and, when amounts are outstanding, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our secured credit facility could trigger a cross default under agreements governing any future indebtedness. If we experience a default under our secured credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of June 30, 2021, we were in compliance with all covenants and restrictions associated with our secured credit facility.
Variable rate indebtedness that we may incur under our secured credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of June 30, 2021, no borrowings were outstanding under our secured credit facility. Any borrowings under the secured credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our secured credit facility would incur interest at LIBOR (or any successor rate) plus 2.75% or a base rate plus 1.75% and are payable quarterly or more or less frequently in certain circumstances.
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
As part of our business strategy, we have engaged in strategic transactions in the past and expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:

•
Any such transactions may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

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

•	We may not realize the expected benefits of the transactions;

•	The transaction may disrupt our ongoing business, divert resources, increase our expenses, result in unfavorable public perception, and distract our management;

•
An acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	The potential impact on relationships with existing customers, vendors, and distributors as business partners;

•
The potential that our due diligence of the applicable company or business does not identify significant problems or liabilities, or that we underestimate the costs and effects of identified liabilities;

•
Exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the transaction, including but not limited to claims from former employees, customers, or other third parties, which may differ from or be more significant than the risks our business faces;

•	Potential goodwill impairment charges related to acquisitions;

•	We may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	The transaction may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•
An acquisition may require us to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;

•	Our use of cash to pay for the transaction would limit other potential uses for our cash;

•	If we incur debt to fund such a transaction, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•	To the extent that we issue a significant amount of equity securities in connection with such transactions, existing stockholders may be diluted and earnings per share may decrease.
We have made and may continue to make strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase, or commit to purchase, securities of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee”).
As of June 30, 2021, we had outstanding approved investment commitments, subject to the applicable terms and conditions, to purchase a total of 25.0 million shares for an aggregate purchase price of $250.0 million. The closings of certain of such investments are contingent upon the completion of a proposed business combination between the applicable Investee and other applicable parties, and are subject to numerous terms and conditions, including approvals of the stockholders of applicable parties and regulatory review, which are inherently uncertain.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services. The maximum potential revenue from these commercial contracts is $428 million, which is inclusive of $73 million from contractual options, and the terms of such contracts, including these contractual options, range from three to ten years. The majority of these commercial contracts are subject to various termination provisions, including, as applicable, for convenience in the event a proposed business combination or our proposed investment is not completed. Parties to certain of these and other commercial contracts entered into in connection with our investments may elect to exercise termination rights, including, to the extent applicable, in the event a proposed business combination is not completed, which would negatively impact our expected revenue and collections. The total revenue recognized by us from these commercial contracts during the three and six months ended June 30, 2021 was $3.0 million. In addition to the above, as of June 30, 2021, we have entered into certain commercial contracts that, if the corresponding contemplated investment agreements are negotiated, approved, and executed, could result in additional maximum potential revenue of $195 million.
If the companies that we enter into commercial contracts with, including, as applicable, companies that complete their proposed business combinations as contemplated, are unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, our commercial contracts and expected revenue and collections would be negatively impacted. These companies may be engaged in businesses that involve novel and unproven technologies, products, and services and such companies may be unable to perform their obligations under any commercial contracts that we enter into with them, in a timely manner or at all.
We entered into additional Investment Agreements from July 1, 2021 through the date of this filing. In connection with signing certain of these Investment Agreements, we and each Investee or an associated entity entered into a commercial contract to access our products and services. For additional information on these agreements and other investments, refer to
Note 14. Subsequent Events
to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the Securities and Exchange Commission (“SEC”) pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer our investments. In addition, our investments are speculative in nature and may decline in value or be entirely lost.
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
Our success depends in part on our ability to provide effective data security protection in connection with our technology platforms and services, and we rely on information technology networks and systems to securely store, transmit, index, and otherwise process electronic information. Because our platforms and services are used by our customers to store, transmit, index, or otherwise process and analyze large data sets that often contain proprietary, confidential, and/or sensitive information (including in some instances personal or identifying information and personal health information), our software is perceived as an attractive target for attacks by computer hackers or others seeking unauthorized access, and our software faces threats of unintended exposure, exfiltration, alteration, deletion, or loss or unavailability of data. Additionally, because many of our customers use our platforms to store, transmit, and otherwise process proprietary, confidential, or sensitive information, and complete mission critical tasks, they have a lower risk tolerance for security vulnerabilities in our platforms and services than for vulnerabilities in other, less critical, software products and services.
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
We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that past, future, or ongoing cyberattacks against us or a third party, if successful or other security breaches or incidents, will not have a material impact on our business or financial results, whether directly or indirectly. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering or human error.
Many governments have enacted laws requiring companies to provide notice of security breaches or incidents involving certain types of data, including personal data. In addition, most of our customers, including U.S. government customers, contractually require us to notify them of certain data security breaches and incidents. If an actual or perceived breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity attack, threat, or incident occurs, we may face direct or indirect liability, costs, or damages, contract termination, our reputation in the industry and with current and potential customers may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected.

Further, unauthorized access to our or our third-party vendors’ information technology systems or data or other security breaches or incidents could result in the loss, corruption, or unavailability of information; significant remediation costs; litigation, disputes, regulatory action, or investigations that could result in damages, material fines, and penalties; indemnity obligations; interruptions in the operation of our business, including our ability to provide new product features, new platforms, or services to our customers; damage to our operation technology networks and information technology systems; and other liabilities. Moreover, our remediation efforts may not be successful. Any or all of these issues, or the perception that any of them have occurred, could negatively affect our ability to attract new customers, cause existing customers to terminate or not renew their agreements, hinder our ability to obtain and maintain required or desirable cybersecurity certifications, and result in reputational damage, any of which could materially adversely affect our results of operations, financial condition, and future prospects. There can be no assurance that any limitations of liability provisions in our license arrangements with customers or in our agreements with vendors, partners, or others would be enforceable, applicable, or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.
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
We have experienced, and may in the future experience, disruptions, failures, data loss, corruption, unavailability, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, ransomware, and other malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.

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
We strive to protect our customers’ confidential information and individuals’ privacy interests consistent with applicable laws, directives, and regulations. Consequently, we do not provide information about our customers to third parties without legal process. From time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our technology platforms in a manner to permit access or monitoring. In light of our confidentiality and privacy commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers or portions of the public. Conversely, to the extent that we do provide such assistance, or do not challenge those requests publicly in court, we may experience adverse political, business, and reputational consequences from other customers or portions of the public arising from concerns over privacy or the government’s activities.
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
While we have issued patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. The scope of patent protection also can be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties form competing with us or otherwise provide us with any competitive advantage. Even if our patents issue in a form that covers our technology, enforcing patents against suspected infringers is time consuming, expensive and involves risks associated with litigation, including the risk the suspected infringers file counterclaims against us.
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
Real or perceived errors, failures, defects, or bugs in our platforms could adversely affect our results of operations and growth prospects.
Because we offer very complex technology platforms, undetected errors, defects, failures, or bugs may occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. In the past, errors have affected the performance of our platforms and can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms or allegations of unsatisfactory performance, errors, defects, or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.
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
Risks Related to Legal, Regulatory, and Accounting
Our business is subject to complex and evolving U.S. and
non-U.S.
laws and regulations regarding privacy, data protection and security, technology protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business.
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out
of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent Virginia Consumer Data Protection Act (“CDPA”), enacted in March 2021 and scheduled to become effective on January 1, 2023, and the more recent Colorado Privacy Act (“CPA”), which was enacted in June 2021, will become effective on July 1, 2023. The CDPA and CPA are comprehensive privacy laws that share similarities with the CCPA, the CPRA, and legislation proposed in other states. We cannot yet fully predict the impact of the CCPA, CPRA, CDPA, CPA, and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis.
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

The overarching complexity of laws and regulations relating to privacy, data protection, and information security around the world pose a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the malicious or inadvertent breach of applicable privacy and data protection requirements by us, our employees, our business partners, or our customers.
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

We have previously been, and may currently or in the future become, involved in a number of legal, regulatory, and administrative inquiries and proceedings, and unfavorable outcomes in litigation or other of these matters could negatively impact our business, financial conditions, and results of operations.
We have previously been, may currently be, and from time to time going forward may become involved in and subject to regulatory or other governmental inquiries or investigations, or governmental or private-party litigation or proceedings for a variety of claims or disputes. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. One of our stockholders with respect to whom we are currently engaged in litigation as described in the notes to our condensed consolidated financial statements has threatened to bring various of these claims. In addition, our business and results may be adversely affected by the outcome of any currently pending or any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.
The number and significance of our legal disputes and inquiries may increase as we continue to grow larger, as our business expands in employee headcount, scope, and geographic reach, and as our platforms and services become more complex. Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time consuming and can divert our resources and leadership’s attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our platforms or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Additional information regarding certain of the lawsuits we are involved in is described further in
Note 8. Commitments and Contingencies
in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
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
We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue, the accounting for our provision for income taxes, and stock-based compensation expense with respect to our financial statements. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our condensed consolidated financial statements include, or may in the future include, those related to revenue recognition, income taxes, and stock-based compensation.
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
We record an asset for the future tax benefits from unused U.S. federal, state, and
non-U.S.
net operating losses (“NOLs”) and tax credits subject to a full valuation allowance. Federal, state, and
non-U.S.
taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize the net operating and tax credit assets reflected on our balance sheet. In general, under Section 382 of the United States Internal Revenue Code of 1986 (the “Code”), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change
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
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit U.S. sales and use tax, value-added tax (“VAT”), and goods and services tax (“GST”) in a number of jurisdictions. It is possible, however, that we could face sales tax, VAT, or GST audits and that our liability for these taxes could exceed our estimates as state and
non-U.S.
tax authorities could still assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We could also be subject to audits in states and
non-U.S.
jurisdictions for which we have not accrued tax liabilities. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us or may determine that such taxes should have, but have not been, paid by us.
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
Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:

•	Changes in fiscal or contracting policies or decreases in available government funding;

•	Changes in government programs or applicable requirements;

•	Restrictions in the grant of personnel security clearances to our employees;

•	Ability to maintain facility clearances required to perform on classified contracts for U.S. federal government and foreign government agencies;

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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of June 30, 2021, approximately 60.5 million options will expire through December 2022 (including approximately 38.3 million options held by Mr. Karp which will expire in December 2021) if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of June 30, 2021, there were 1,855,143,087 shares of our Class A common stock outstanding, 80,429,767 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the limitations of Rule 144.
Further, as of June 30, 2021, there were outstanding options to purchase an aggregate of 183,267,437 shares of our Class A common stock and 234,406,177 shares of our Class B common stock, and 106,721,852 shares of our Class A common stock and 60,000,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 24.4% of the voting power of our outstanding capital stock in the aggregate as of August 5, 2021.
In addition, if one or two Founders withdraw from the Founder Voting Agreement, the total voting power of the Founders and their affiliates in the aggregate could exceed 49.999999% of the Voting Power. For instance, if one Founder has withdrawn from the Founder Voting Agreement and such withdrawing Founder votes his shares in the same manner as the shares of Class F common stock are voted pursuant to the Founder Voting Trust Agreement, then our Founders and their affiliates, in the aggregate, could exercise 49.999999% of the Voting Power of our capital stock plus the voting power of shares held by the withdrawing Founder (which would no longer represent a subset of the 49.999999% of the Voting Power of our capital stock voted by those Founders that remain party to the Founder Voting Agreement).
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of August 5, 2021. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 1,936,577,854 shares of our common stock outstanding as of June 30, 2021. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.

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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of June 30, 2021, our Founders were 53, 53, and 38 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
On June 28, 2021, we issued an aggregate of 3,330,804 shares of Class B common stock to an accredited investor upon the net exercise of warrants.
Transaction-Related Issuances
On May 5, 2021, we issued 80,844 shares of Class B Common Stock as a contingent payment in connection with our acquisition of certain rights and other terms in a strategic transaction with a third party completed in May 2020.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 11 to Revolving Credit Agreement and Incremental Agreement, dated as of April 1, 2021, among the registrant, Palantir USG, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (including the Credit Agreement, dated as of October 7, 2014, and the Pledge and Security Agreement, dated as of December 20, 2019, each as amended and restated, and each among the registrant, Morgan Stanley Senior Funding, Inc., and the other parties thereto).	8-K	001-39540	10.1	April 2, 2021

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith
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

PALANTIR TECHNOLOGIES INC.

Date: August 12, 2021	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
( Principal Executive Officer )

Date: August 12, 2021	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
( Principal Financial Officer )

Date: August 12, 2021	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
( Principal Accounting Officer )