Form 10-Q
period 2021-09-30
Palantir Technologies Inc.
filed 2021-11-09
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2021, there
were 1,906,589,959 shares of the registrant’s Class A common stock outstanding,

97,225,971 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of September 30,	As of December 31,

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,335,068	$2,011,323
Restricted cash	41,316	37,285
Accounts receivable	174,405	156,932
Marketable securities	148,077	—
Prepaid expenses and other current assets	112,624	51,889

Total current assets	2,811,490	2,257,429
Property and equipment, net	28,778	29,541
Restricted cash, noncurrent	46,791	79,538
Operating lease right-of-use assets	220,846	217,075
Other assets	116,422	106,921

Total assets	$3,224,327	$2,690,504

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,654	$16,358
Accrued liabilities	179,467	158,546
Deferred revenue (1)	208,100	189,520
Customer deposits	232,707	210,320
Operating lease liabilities	43,581	29,079

Total current liabilities	681,509	603,823
Deferred revenue, noncurrent (1)	26,723	50,525
Customer deposits, noncurrent	42,734	81,513
Debt, noncurrent, net	—	197,977
Operating lease liabilities, noncurrent	219,646	229,800
Other noncurrent liabilities	5,659	4,316

Total liabilities	976,271	1,167,954

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001: 2,000,000 shares authorized and 0 issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of September 30, 2021 and December 31, 2020; 1,900,441 shares issued and outstanding as of September 30, 2021, and 1,542,058 shares issued and outstanding as of December 31, 2020; 2,700,000 Class B shares authorized as of September 30, 2021 and December 31, 2020; 89,672 shares issued and outstanding as of September 30, 2021, and 249,077 shares issued and outstanding as of December 31, 2020; and 1,005 Class F shares authorized, issued, and outstanding as of September 30, 2021 and December 31, 2020	1,991	1,792
Additional paid-in capital	7,577,305	6,488,857
Accumulated other comprehensive loss	(1,695)	(2,745)
Accumulated deficit	(5,329,545)	(4,965,354)

Total stockholders’ equity	2,248,056	1,522,550

Total liabilities and stockholders’ equity	$3,224,327	$2,690,504

(1)
Deferred revenue as of September 30, 2021 and December 31, 2020 includes $38.6 million and $68.2 million, respectively, from Palantir Technologies Japan, K.K. See
Note 6.
Equity Method Investments
 for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$392,146	$289,366	$1,109,022	$770,582
Cost of revenue	86,804	149,340	251,841	282,044

Gross profit	305,342	140,026	857,181	488,538
Operating expenses:
Sales and marketing	153,443	334,911	451,919	536,082
Research and development	94,316	313,915	303,311	466,530
General and administrative	149,524	338,977	454,054	503,033

Total operating expenses	397,283	987,803	1,209,284	1,505,645

Loss from operations	(91,941)	(847,777)	(352,103)	(1,017,107)
Interest income	379	494	1,127	4,312
Interest expense	(609)	(2,085)	(3,039)	(12,325)
Change in fair value of warrants	—	(9,201)	—	811
Other income (expense), net	(8,528)	(3,293)	(11,297)	1,218

Loss before provision (benefit) for income taxes	(100,699)	(861,862)	(365,312)	(1,023,091)
Provision (benefit) for income taxes	1,438	(8,543)	(1,121)	(5,043)

Net loss	$(102,137)	$(853,319)	$(364,191)	$(1,018,048)

Net loss per share attributable to common stockholders, basic	$(0.05)	$(0.94)	$(0.19)	$(1.43)

Net loss per share attributable to common stockholders, diluted	$(0.05)	$(0.94)	$(0.19)	$(1.43)

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	1,964,395	905,462	1,893,911	713,879

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	1,964,395	905,462	1,893,911	716,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(102,137)	$(853,319)	$(364,191)	$(1,018,048)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,760)	268	1,050	1,871

Comprehensive loss	$(103,897)	$(853,051)	$(363,141)	$(1,016,177)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of June 30, 2021	1,936,578	$1,937	$7,294,369	$65	$(5,227,408)	$2,068,963
Issuance of common stock from the exercise of stock options	41,249	41	97,954	—	—	97,995
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	13,291	13	(13)	—	—	—
Stock-based compensation	—	—	184,995	—	—	184,995
Other comprehensive loss	—	—	—	(1,760)	—	(1,760)
Net loss	—	—	—	—	(102,137)	(102,137)

Balance as of September 30, 2021	1,991,118	$1,991	$7,577,305	$(1,695)	$(5,329,545)	$2,248,056

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	155,720	155	474,528	—	—	474,683
Issuance of common stock upon vesting of RSUs	37,123	37	(37)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	4,664	6	1,706	—	—	1,712
Stock-based compensation	—	—	612,252	—	—	612,252
Other comprehensive income	—	—	—	1,050	—	1,050
Net loss	—	—	—	—	(364,191)	(364,191)

Balance as of September 30, 2021	1,991,118	$1,991	$7,577,305	$(1,695)	$(5,329,545)	$2,248,056

Palantir Technologies Inc.
Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	4,017	$33,569	742,933	$2,094,509	736,635	$737	$2,563,354	$900	$(3,963,692)	$(1,398,701)

Issuance of Series D preferred stock upon net exercise of Series D preferred stock warrants	—	—	2,380	10,810	—	—	—	—	—	—

Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	7,631	8	(8)	—	—	—

Issuance of common stock, net of issuance costs	—	—	—	—	88,280	88	404,591	—	—	404,679

Conversion of redeemable convertible preferred stock to common stock	(4,017)	(33,569)	—	—	4,017	4	33,565	—	—	33,569

Conversion of convertible preferred stock to common stock	—	—	(745,313)	(2,105,319)	793,726	794	2,104,525	—	—	2,105,319

Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	31,007	—	—	31,007

Issuance of common stock from the exercise of stock options	—	—	—	—	31,748	32	87,175	—	—	87,207

Issuance of common stock upon vesting of restricted stock units	—	—	—	—	68,149	68	(68)	—	—	—

Stock-based compensation	—	—	—	—	—	—	841,929	—	—	841,929

Settlement of employee loan accounted for as a modification to stock option	—	—	—	—	(3,500)	(4)	(201)	—	—	(205)

Other comprehensive income	—	—	—	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	—	—	—	(853,319)	(853,319)

Balance as of September 30, 2020	—	$—	—	$—	1,726,686	$1,727	$6,065,869	$1,168	$(4,817,011)	$1,251,753

Palantir Technologies Inc.
Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	4,017	$33,569	742,840	$2,093,662	581,497	$588	$1,857,331	6,393	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)

Conversion of Series H-1 convertible preferred stock to common stock	—	—	(28)	(100)	28	—	100	—	—	—	—	100

Issuance of Series K convertible preferred stock	—	—	121	947	—	—	—	—	—	—	—	—

Issuance of Series D preferred stock upon net exercise of Series D preferred stock warrants	—	—	2,380	10,810	—	—	—	—	—	—	—	—

Repurchase of common stock, held in treasury	—	—	—	—	(808)	—	—	808	(3,777)	—	—	(3,777)

Retirement of treasury stock	—	—	—	—	—	(7)	(42,665)	(7,201)	42,672	—	—	—

Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	7,631	8	(8)	—	—	—	—	—

Issuance of common stock, net of issuance costs	—	—	—	—	206,501	207	942,322	—	—	—	—	942,529

Conversion of redeemable convertible preferred stock to common stock	(4,017)	(33,569)	—	—	4,017	4	33,565	—	—	—	—	33,569

Conversion of convertible preferred stock to common stock	—	—	(745,313)	(2,105,319)	793,726	794	2,104,525	—	—	—	—	2,105,319

Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	31,007	—	—	—	—	31,007

Issuance of common stock from the exercise of stock options	—	—	—	—	69,444	69	115,961	—	—	—	—	116,030

Issuance of common stock upon vesting of RSUs	—	—	—	—	68,150	68	(68)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,024,000	—	—	—	—	1,024,000

Settlement of employee loan accounted for as a modification to stock option	—	—	—	—	(3,500)	(4)	(201)	—	—	—	—	(205)

Other comprehensive income	—	—	—	—	—	—	—	—	—	1,871	—	1,871

Net loss	—	—	—	—	—	—	—	—	—	—	(1,018,048)	(1,018,048)

Balance as of September 30, 2020	—	$—	—	$—	1,726,686	$1,727	$6,065,869	—	$—	$1,168	$(4,817,011)	$1,251,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

Operating activities

Net loss	$(364,191)	$(1,018,048)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	11,057	10,308

Stock-based compensation	611,308	1,028,914

Non-cash operating lease expense	23,417	28,815

Unrealized loss from marketable securities	7,238	—

Other operating activities	3,076	3,621

Changes in operating assets and liabilities:

Accounts receivable	(15,412)	(112,723)

Prepaid expenses and other current assets	(7,872)	(11,598)

Other assets	(8,155)	(20,944)

Accounts payable	1,158	(29,372)

Accrued liabilities	20,360	42,138

Deferred revenue, current and noncurrent	(3,781)	(30,937)

Customer deposits, current and noncurrent	(16,227)	(140,162)

Operating lease liabilities, current and noncurrent	(22,786)	(34,725)

Other noncurrent liabilities	1,234	6,393

Net cash provided by (used in) operating activities	240,424	(278,320)

Investing activities

Purchases of property and equipment	(6,783)	(7,475)

Purchases of marketable securities	(155,315)	—

Purchases of alternative investments	(50,941)	—

Other investing activities	(3,000)	(2,500)

Net cash used in investing activities	(216,039)	(9,975)

Financing activities

Proceeds from the issuance of common stock, net of issuance costs	—	942,529

Proceeds from issuance of debt, net of issuance costs	—	199,369

Principal payments on borrowings	(200,000)	(400,000)

Proceeds from the exercise of common stock options	474,683	79,473

Repurchase of common stock	—	(3,777)

Other financing activities	(401)	(250)

Net cash provided by financing activities	274,282	817,344

Effect of foreign exchange on cash, cash equivalents, and restricted cash	(3,638)	(678)

Net increase in cash, cash equivalents, and restricted cash	295,029	528,371

Cash, cash equivalents, and restricted cash - beginning of period	2,128,146	1,401,962

Cash, cash equivalents, and restricted cash - end of period	$2,423,175	$1,930,333

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$3,588	$9,143

Cash paid for interest	2,774	9,737

Supplemental disclosures of non-cash investing and financing information:

Conversion of redeemable convertible and convertible preferred stock to common stock	$—	$2,138,988

Receivable from the exercise of common stock options included in prepaid expenses and other current assets	396	36,557

Conversion of convertible preferred stock warrants to common stock warrants	—	31,007

Cashless net exercise of warrants for convertible preferred stock	—	10,810
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
The unaudited condensed consolidated balance sheet as of December 31, 2020, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The Company ceased to be an emerging growth company as of December 31, 2020, which accelerated its adoption of Accounting Standards Update (“ASU”)
2016-02,
Leases (Topic 842)
. As a result, certain components of cash flows used in operating activities within the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2020, have been presented to conform to the new standard. The impact to the presentation of the other statements was not material.
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
Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, identification of performance obligations in customer contracts
;
the valuation of deferred tax assets and uncertain tax positions
;
collectability of contract consideration, including accounts receivable
;
useful lives of tangible assets
;
and the incremental borrowing rate for operating leases. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in
Note 2. Significant Accounting Policies
in the notes to consolidated financial statements in its Annual Report on Form
10-K
for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. There have been no significant changes to these policies during the nine months ended September 30, 2021.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2021	2020
Cash and cash equivalents	$2,335,068	$1,800,190
Restricted cash	41,316	43,800
Restricted cash, noncurrent	46,791	86,343

Total cash, cash equivalents, and restricted cash	$2,423,175	$1,930,333

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses, if any. The Company generally grants non-collateralized
credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing
COVID-19
pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off
and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the assessment as of September 30, 2021, the Company recorded an immaterial allowance for credit losses. As of December 31, 2020, the Company did not record an allowance for credit losses.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of September 30, 2021 and December 31, 2020 were $174.4 million and $156.9 million, respectively. Customer H represented 11% of total accounts receivable as of September 30, 2021. Customer G represented 13% of total accounts receivable as of December 31, 2020. No other customer represented more than 10% of total accounts receivable as of September 30, 2021 and December 31, 2020. The Company seeks to mitigate its credit risk with respect to accounts receivable by contracting with large commercial customers and government agencies and regularly monitoring the aging of accounts receivable balances. As of September 30, 2021 and December 31, 2020, the Company had not experienced any significant losses on its accounts receivable.
For the three and nine months ended September 30, 2021, no customer represented more than 10% of total revenue. For the three months ended September 30, 2020, no customer represented more than 10% of total revenue. For the nine months ended September 30, 2020, Customer F, which is in the government operating segment, represented 11% of total revenue. No other customer represented more than 10% of total revenue for the three and nine months ended September 30, 2020.

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
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of September 30, 2021 and December 31, 2020, the Company’s contract liability balances were $510.3 million and $531.9 million, respectively. Revenue of $347.7 million and $406.4 million was recognized during the nine months ended September 30, 2021 and 2020, respectively, that was included in the contract liability balances as of December 31, 2020 and 2019, respectively.
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
The Company’s remaining performance obligations were $873.9 million as of September 30, 2021, of which the Company expects to recognize approximately 45% as revenue over the next twelve months.
Disaggregation of Revenue
See
Note 13. Segment and Geographic Information
for disaggregated revenue by customer segment and geographic region.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Investments and Fair Value Measurements
Financial instruments consist of money market funds and certificates of deposit included in cash equivalents and restricted cash, accounts receivable, equity securities, other assets accounted for at fair value, accounts payable, and accrued liabilities. Money market funds, certificates of deposit, and marketable securities are stated at fair value on a recurring basis. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$767,372	$767,372	$—	$—
Certificates of deposit	60,061	—	60,061	—
Marketable securities	148,077	148,077	—	—

Total	$975,510	$915,449	$60,061	$—

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,075,783	$1,075,783	$—	$—
Certificates of deposit	74,097	—	74,097	—

Total	$1,149,880	$1,075,783	$74,097	$—

Certificates of Deposit
The Company’s Level 2 instruments consist of cash equivalents and restricted cash invested in certificates of deposit. The fair value of such instruments is estimated based on valuations obtained from third-party pricing services that utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include interest rate curves, foreign exchange rates, and credit ratings. Gross unrealized gains or losses on certificate of deposits as of September 30, 2021 and December 31, 2020 were not material.
Marketable Securities
Marketable securities consist of equity securities in publicly-traded companies and are recorded at fair market value each reporting period. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recorded net unrealized losses of
$7.2 million within other income (expense), net on the condensed consolidated statements of operations.
Investments
The Company approved and entered into certain agreements (“Investment Agreements”) to purchase, or commit to purchase, as further discussed in
Note 8. Commitments and Contingencies—Investment Commitments,
shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, and commitments to purchase, the “Investments”). In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services. The maximum potential revenue from all of these commercial contracts is $640.2 million, which is inclusive of $82.9 million of contractual options. The terms of
such contracts, including such contractual options, range

from three to ten years. The majority of these commercial contracts are subject to various termination provisions, including for convenience in the event a proposed business combination is not completed.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During 2021, the Company assessed the concurrent agreements under the non-monetary
guidance within Accounting Standards Codification (“ASC”) 606 -
Revenue from Contracts with Customers
and the total revenue recognized from the commercial contracts during the three and nine months ended September 30, 2021 was $19.0 million and $22.0 million, respectively.
The following table presents the details of the investments purchased under such Investment Agreements during the nine months ended September 30, 2021 (in thousands):

Entity (1)	Share Amount	Investment Amount
Celularity	2,000	$20,000
Faraday Future	2,500	25,000
Astrocast	1,520	5,000
BlackSky	800	8,000
Lilium	4,100	41,000
Roivant Sciences	3,000	30,000
Sarcos Robotics	2,100	21,000
Autonomous aerial vehicle company (2)	3,000	3,000

Total	19,020	$153,000

(1)	Investments are in publicly-traded marketable securities, unless otherwise noted.
(2)	Investment in privately-held company.
Privately-Held Securities
Equity investments in private-held companies without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2021, the carrying value of investments without readily determinable fair values were recorded in other assets in the Company’s condensed consolidated balance sheets and were not material.
Alternative Investments
The Company purchased $50.9 million in
100-ounce
gold bars, which are included within prepaid expenses and other current assets on the condensed consolidated balance sheet. The investment is initially recorded as cost and is subsequently remeasured at lower of cost or market each reporting period. The gold bars will initially be kept in a secure third-party facility located in the northeastern United States. The Company is able to take physical possession of the gold bars stored at the facility at any time with reasonable notice.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Leasehold improvements	$80,215	$85,196
Computer equipment, software, and other	25,451	22,275
Furniture and fixtures	10,021	9,976
Construction in progress	5,305	493

Total property and equipment, gross	120,992	117,940
Less: accumulated depreciation and amortization	(92,214)	(88,399)

Total property and equipment, net	$28,778	$29,541

Depreciation and amortization expense related to property and equipment, net was $3.1 million and $2.5 million for the three months ended September 30, 2021 and 2020, respectively, and $9.3 million and $9.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued payroll and related expenses	$100,157	$85,466
Accrued other liabilities	79,310	73,080

Total accrued liabilities	$179,467	$158,546

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
During April 2021, the Company entered into an amendment to the 2014 Credit Facility, which provided for an increase of $200.0 million to the revolving commitments of the existing lenders under the 2014 Credit Facility, for total revolving commitments of $400.0 million, and which also provided for an incremental loan facility for additional loans in an aggregate principal amount of up to $100.0 million with one or more existing or new lenders upon mutual agreement between the Company and such lenders. Upon entering into the amendment, the Company repaid its outstanding term loans of $200.0 million. As of September 30, 2021, the Company had no amounts outstanding under the 2014 Credit Facility and a $400.0 million undrawn revolving credit facility.
The 2014 Credit Facility contains customary r
epresentat
ions and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of September 30, 2021.
8. Commitments and Contingencies
Purchase Commitments
In December 2019, the Company entered into, and subsequently amended during December 2020, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through June 30, 2029, in exchange for various discounts on such services. I
f the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract.
 As of September 30, 2021, the Company had satisfied $34.0 million of its $167.0 million commitment for the contract year ending June 30, 2022.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2020, the Company entered into an additional commitment to purchase at least $45.0 million of cloud hosting services over a period of five years commencing on June 1, 2020 and ending on May 31, 2025. If the spend commitment is not met at the end of the term, the Company is obligated to pay the full amount of the outstanding balance (“shortfall payment”). The shortfall payment may be applied as a prepayment against consumption during an additional twelve-month coverage period expiring on May 31, 2026, at which time any unused amount would be forfeited. As of September 30, 2021, the Company had satisfied $8.0 million of its commitment.
Investment Commitments
The Company approved and entered into certain Investment Agreements with Investees, as further discussed in
Note 4. Investments and Fair Value Measurements - Investments
.
As of September 30, 2021, the Company had outstanding investment commitments, subject to the applicable terms and conditions, to purchase a total of 22.7 million shares for an aggregate purchase price of $226.5 million. The closings of certain of such Investments are contingent upon the completion of a proposed business combination between the applicable Investee and other applicable parties.
The following table presents details related to the Company’s investment commitments outstanding as of September 30, 2021 (in thousands):

Entity	Investment Agreement Date	Committed Share Amount	Committed Investment Amount
Mobility company (1)	May 11, 2021	2,000	$20,000

Wejo	May 28, 2021	3,500	35,000

Babylon Health (1) (2)	June 3, 2021	3,500	35,000

Boxed (2)	June 13, 2021	2,000	20,000

Pear Therapeutics	June 21, 2021	1,000	10,000

Autonomous vehicle company (2)	June 22, 2021	1,800	18,000

Fast Radius (2)	July 18, 2021	2,000	20,000

Tritium (2)	July 27, 2021	1,500	15,000

AdTheorent (2)	July 27, 2021	1,500	15,000

FinAccel	August 2, 2021	1,000	10,000

Energy Vault (2)	September 8, 2021	850	8,500

Electric vehicle charging company (2)	September 10, 2021	2,000	20,000

Total		22,650	$226,500

(1)	The Company’s investment closed after September 30, 2021. See further discussion in Note 14. Subsequent Events .
(2)	Commercial contract contains termination for convenience clauses in the event the proposed business combination and/or the Company’s proposed investment is not completed.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
As of September 30, 2021, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $88.1 million and $116.8 million as of September 30, 2021 and December 31, 2020, respectively, all of which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily for operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of September 30, 2021, these letters of credit and guarantees had expiration dates through August 2028.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its operations and maintenance (“O&M”) services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer; and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of September 30, 2021 and December 31, 2020.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of September 30, 2021 and December 31, 2020.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation.
9. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described below and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100 million of the Company’s equity securities as of September 30, 2021.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Holders of common stock are entitled to dividends when, as and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of September 30, 2021.
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
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock:

Class A	20,000,000	1,900,441	20,000,000	1,542,058

Class B	2,700,000	89,672	2,700,000	249,077

Class F	1,005	1,005	1,005	1,005

Total	22,701,005	1,991,118	22,701,005	1,792,140

10. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	535,767	$6.12	7.99	$9,340,245

Options exercised	(155,720)	3.05

Options canceled and forfeited	(5,518)	5.26

Balance as of September 30, 2021	374,529	$7.40	8.82	$6,230,308

Options vested and exercisable as of September 30, 2021	182,617	$4.48	7.08	$3,571,719

As of September 30, 2021, the unrecognized expense related to options outstanding was $940.0 million, which is expected to be recognized over a weighted-average service period of eight years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

RSUs
The following table summarizes the RSU activity for the nine months ended September 30, 2021 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	184,870	$6.97

RSUs granted	25,093	24.01

RSUs vested	(37,123)	8.17

RSUs canceled	(6,807)	8.18

Unvested and outstanding as of September 30, 2021	166,033	$9.22

As of September 30, 2021, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $985.1 million, which the
Company expects to recognize over three years.
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
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$14,860	$94,385	$54,866	$120,285

Sales and marketing	57,124	263,958	186,418	322,353

Research and development	34,472	256,769	122,976	309,698

General and administrative	78,379	231,847	247,048	276,578

Total stock-based compensation expense (1)	$184,835	$846,959	$611,308	$1,028,914

(1)
On September 30, 2020, in connection with the Direct Listing, the Company incurred $769.5 million and $8.4 million of stock-based compensation using the accelerated attribution method related to the satisfaction of the performance-based vesting condition for RSUs and growth units, respectively, that had satisfied the service-based vesting condition as of such date.

11. Income Taxes
The Company recorded a provision for income taxes of $1.4 million and a benefit from
income taxes of $8.5 million for the three months ended September 30, 2021 and 2020, respectively, and
a
benefit
from
income taxes of $1.1 million and $5.0 million for the nine months ended September 30, 2021 and 2020, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on its losses from the U.S. and other jurisdictions, foreign income taxed at different rates, non-deductible
stock-based compensation and the revaluation of its United Kingdom (“UK”) deferred tax assets as a result of a change in the UK corporate tax rate enacted during the second quarter of 2021, which increased the rate from 19% to 25% effective April 1, 2023.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

12. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator

Net loss attributable to common stockholders	$(102,137)	$(853,319)	$(364,191)	$(1,018,048)

Less: Change in fair value attributable to participating securities	—	—	—	(5,483)

Net loss attributable to common stockholders, for diluted net loss per share	$(102,137)	$(853,319)	$(364,191)	$(1,023,531)

Denominator

Weighted-average shares used in computing net loss per share, basic	1,964,395	905,462	1,893,911	713,879

Weighted-average shares used in computing net loss per share, diluted	1,964,395	905,462	1,893,911	716,027

Net loss per share

Net loss per share attributable to common stockholders, basic	$(0.05)	$(0.94)	$(0.19)	$(1.43)

Net loss per share attributable to common stockholders, diluted	$(0.05)	$(0.94)	$(0.19)	$(1.43)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of September 30,
	2021	2020
Warrants to purchase common stock	13,042	19,068
Options and Stock Appreciation Rights issued and outstanding	374,555	587,977
RSUs outstanding	166,033	199,655
Growth units outstanding	—	3,583

Total	553,630	810,283

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
follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Government	$217,836	$162,561	$658,375	$420,257
Commercial	174,310	126,805	450,647	350,325

Total revenue	$392,146	$289,366	$1,109,022	$770,582

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contribution:
Government	$125,706	$93,962	$400,705	$226,186
Commercial	98,177	69,496	245,841	168,908

Total contribution	$223,883	$163,458	$646,546	$395,094

The reconciliation of contribution to loss from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss from operations	$(91,941)	$(847,777)	$(352,103)	$(1,017,107)
Research and development expenses (1)	59,844	57,146	180,335	156,832
General and administrative expenses (1)	71,145	107,130	207,006	226,455
Stock-based compensation expense	184,835	846,959	611,308	1,028,914

Total contribution	$223,883	$163,458	$646,546	$395,094

(1)
Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Revenue:
United States	$227,285	58%	$156,336	54%
United Kingdom	47,914	12%	35,432	12%
Rest of world (1)	116,947	30%	97,598	34%

Total revenue	$392,146	100%	$289,366	100%

(1)
No other country represents 10% or more of total revenue for the three months ended September 30, 2021 or 2020.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2021		2020
	Amount	%	Amount	%
Revenue:
United States	$625,662	56%	$391,106	51%
United Kingdom	122,234	11%	94,440	12%
France	61,558	6%	78,572	10%
Rest of world (1)	299,568	27%	206,464	27%

Total revenue	$1,109,022	100%	$770,582	100%

(1)
No other country represents 10% or more of total revenue for the nine months ended September 30, 2021 or 2020.
14. Subsequent Events
Investment Commitments and Investments
The Company approved and entered into additional Investment Agreements from October 1, 2021 through the date of this filing. As of the date of this filing, the Company had additional outstanding investment commitments, subject to applicable terms and conditions, to purchase a total of 2.6 million shares for an aggregate purchase price of $26.0 million.
The following table presents details regarding the Company’s additional investment commitments outstanding as of the date of this filing (in thousands):

Entity	Investment Agreement Date	Committed Share Amount	Committed Investment Amount
Telecommunications company (1)	October 6, 2021	1,600	$16,000
Rigetti & Co, Inc. (1)	October 6, 2021	1,000	10,000

Tota l		2,600	$26,000

(1)
Commercial contract contains termination for convenience clauses in the event the proposed business combination and/or the Company’s proposed investment is not completed.
In connection with signing each of the Investment Agreements entered into between October 1, 2021 and the date of this filing, each Investee or an associated entity and the Company entered into a commercial contract for the Company’s products and services. The maximum potential revenue from these commercial contracts, including option years, is $26.0 million, and the terms of such agreements range from three to four years.
Additionally, from October 1 to the date of this filing, the Company purchased 5.5 million shares for an aggregate purchase price of $55.0 million, as set forth in the following table (in thousands):

Entity	Share Amount	Investment Amount
Babylon Health (1)	3,500	$35,000
Mobility company (1)	2,000	20,000

Total	5,500	$55,000

(1)
Reflected as commitments in
Note 8. Commitments and Contingencies
- Investment Commitments
as of September 30, 2021.

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
Our Business
For the three months ended September 30, 2021, we generated $392.1 million in revenue, reflecting a 36% growth rate from the three months ended September 30, 2020, when we generated $289.4 million in revenue. In the nine months ended September 30, 2021, we generated $1.1 billion in revenue, reflecting a 44% growth rate from the nine months ended September 30, 2020, when we generated $770.6 million in revenue.
Our operating results continued to improve when excluding stock-based compensation. In the three months ended September 30, 2021, we incurred losses from operations of $91.9 million, or adjusted income from operations of $116.1 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended September 30, 2020, our losses from operations were $847.8 million, or adjusted income from operations of $73.1 million when excluding stock-based compensation, related employer payroll taxes, and non-recurring
charges relating to the direct listing of our Class A common stock (“Direct Listing”) on the New York Stock Exchange (“NYSE”). In the nine months ended September 30, 2021, we incurred losses from operations of $352.1 million, or adjusted income from operations of $349.4 million when excluding stock-based compensation and related employer payroll taxes. In the nine months ended September 30, 2020, our losses from operations were $1.0 billion, or adjusted income from operations of $85.7 million when excluding stock-based compensation, related employer payroll taxes, and non-recurring
charges relating to our Direct Listing.
In the three months ended September 30, 2021, our gross profit was $305.3 million, reflecting a gross margin of 78%, or 82% when excluding stock-based compensation. In the three months ended September 30, 2020, our gross profit was $140.0 million, reflecting a gross margin of 48%, or 81% when excluding stock-based compensation. In the nine months ended September 30, 2021, our gross profit was $857.2 million, reflecting a gross margin of 77%, or 82% when excluding stock-based compensation. In the nine months ended September 30, 2020, our gross profit was $488.5 million, reflecting a gross margin of 63%, or 79% when excluding stock-based compensation.

For more information about our income from operations, when excluding stock-based compensation, related employer payroll taxes, and non-recurring charges related to our Direct Listing; and gross profit and gross margin, when excluding stock-based compensation, as well as reconciliations from loss from operations and gross profit, see the section titled
“Non-GAAP
Reconciliations
” below.
Our Customers
We define a customer to be an organization from which we have recognized revenue during the trailing twelve month period. During the period ended September 30, 2021, we had 203 customers, including leading companies in various commercial sectors as well as government agencies around the world. During the period ended September 30, 2020, we had 142 customers.
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
We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies. Our average revenue per customer during the trailing twelve months ended September 30, 2021 and 2020 was $7.0 million. Our average revenue for the top twenty customers during the trailing twelve months ended September 30, 2021 was $41.3 million, which grew 35% from an average of $30.7 million from the top twenty customers during the trailing twelve months ended September 30, 2020.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. In the nine months ended September 30, 2021, commercial customers accounted for 41% of our revenue while government agencies accounted for 59%. In the nine months ended September 30, 2021, we generated 56% of our revenue from customers in the United States and the remaining 44% from customers abroad.
Expansion of Access to Platforms
We have recently begun to expand access to our platforms to earlier stage companies, including startups, as we continue our outreach efforts to an increasingly broad swath of the potential market.
Our software platforms can now be installed and ready for use within hours. The speed with which our platforms can be deployed has significantly expanded the range of potential customers with which we plan on partnering over the long term. We anticipate that our reach among an increasingly broad set of customers, in both the commercial and government sectors, will accelerate moving forward. We believe that, as these new partners grow, we will grow with them.
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
Coronavirus
(“COVID-19”)
Impact
As a result of
COVID-19,
we continue to take precautionary measures in order to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which included the suspension of all non-essential
business travel of employees and the temporary closure of all of our major offices. Although the majority of our workforce worked remotely, there was minimal disruption in our ability to ensure the effective operation of our software platforms. As local situations permit, we continue to open our offices in at least a limited capacity and are allowing business travel to resume, while continuing to closely monitor the pandemic.
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
We saw decreases in our travel and office-related expenditures, including during the temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing pandemic. However, improvement of our contribution metric has also been driven by the expansion of existing customer accounts, improved sales efficiency, and the increasing deployment of centralized hosting and other software deployment infrastructure. While we expect our travel and office-related expenditures to increase moving forward, especially as we continue to open our offices, we do not expect such expenditures to return to their pre-pandemic
levels, given that we have made significant investments in enabling employees to work with customers remotely.
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
In 2020, we generated a total of $1.1 billion in revenue. Acquire phase customers cohorted as of December 31, 2020 generated $0.3 million in revenue in 2020. Expand phase customers cohorted as of December 31, 2020 generated $20.3 million in revenue in 2020. Scale phase customers cohorted as of December 31, 2020 generated $1.1 billion in revenue in 2020.
In the nine months ended September 30, 2021, customers cohorted as of December 31, 2020 generated a total of $1.1 billion in revenue.
New customers acquired during the nine months ended September 30, 2021 generated an additional $37.9 million in revenue and will be assigned a cohort as of December 31, 2021. A more detailed discussion of the three phases, for purposes of illustration of how we manage accounts across the business, follows below.
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
We evaluate the success of customer accounts in the Acquire phase based on the revenue such accounts generate in the following year. In 2020, we generated $0.3 million in revenue from customers in the Acquire phase, which yielded a contribution loss of $36.8 million. In the nine months ended September 30, 2021, those same customers generated $15.6 million in revenue, which yielded a contribution loss of $7.1 million.
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
In 2020, we generated $20.3 million in revenue from customers that were in the Expand phase as of the end of that year, with a contribution margin of (159)%. In the nine months ended September 30, 2021, those same customers generated $62.1 million in revenue with a contribution margin of 45%.
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
It is in the Scale phase of our partnerships with customers that we generally see contribution margin on particular accounts improve. In 2020, we generated $1.1 billion in revenue from customers in the Scale phase, with a contribution margin of 63%. In the nine months ended September 30, 2021, those same customers generated $993.4 million in revenue with a contribution margin of 64%.
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
Reconciliations
” below.
Non-GAAP
Reconciliations
We use the
non-GAAP
measures contribution margin; gross profit and gross margin, excluding stock-based compensation; and adjusted income from operations, which excludes stock-based compensation, related employer payroll taxes, and non-recurring
charges relating to our Direct Listing, to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. We exclude stock-based compensation, which is a non-cash
expense, from these
non-GAAP
financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Additionally, we exclude expenses primarily related to our Direct Listing during the quarter ended September 30, 2020, as they are a one-time
nonrecurring charge, and employer payroll taxes related to stock-based compensation, as it is difficult to predict and outside of our control.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations. Thus, our non-GAAP
contribution margin; gross profit and gross margin, excluding stock-based compensation; and adjusted income from operations should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss from operations	$(91,941)	$(847,777)	$(352,103)	$(1,017,107)
Add:
Research and development expenses (1)	59,844	57,146	180,335	156,832
General and administrative expenses (1)	71,145	107,130	207,006	226,455
Stock-based compensation	184,835	846,959	611,308	1,028,914

Contribution	$223,883	$163,458	$646,546	$395,094

Contribution margin	57%	56%	58%	51%

(1)
Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit	$305,342	$140,026	$857,181	$488,538

Add: stock-based compensation	14,860	94,385	54,866	120,285

Gross profit, excluding stock-based compensation	$320,202	$234,411	$912,047	$608,823

Gross margin, excluding stock-based compensation	82%	81%	82%	79%

Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation, related employer payroll taxes, and non-recurring
Direct Listing charges, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss from operations	$(91,941)	$(847,777)	$(352,103)	$(1,017,107)

Add: stock-based compensation	184,835	846,959	611,308	1,028,914

Add: employer payroll taxes related to stock-based compensation	23,215	20,172	90,214	20,172

Add: non-recurring Direct Listing charges (1)	—	53,737	—	53,737

Adjusted income from operations	$116,109	$73,091	$349,419	$85,716

(1)
Non-recurring
Direct Listing charges were primarily incurred during the quarter ended September 30, 2020 and were immaterial in other periods.

Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to access our software in our hosted environment with O&M services (“Palantir Cloud”), software subscriptions in our customers’ environments with ongoing O&M services
(“On-Premises
Software”), and professional services.
Palantir Cloud
Our Palantir Cloud subscriptions grant customers the right to access the software functionality in a hosted environment controlled by Palantir and are sold together with stand-ready O&M services, as further described below. We promise to provide continuous access to the hosted software throughout the contract term. Revenue associated with Palantir Cloud subscriptions is generally recognized over the contract term on a ratable basis, which is consistent with the transfer of control of the Palantir services to the customer.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency exchange gains and losses, realized and unrealized losses from investments, and our share of income and losses from our equity method investments.
Change in Fair Value of Warrants
The change in the fair value of warrants consists of the net changes in the fair value of our liability classified warrants to purchase redeemable convertible and convertible preferred stock that were remeasured at the end of each reporting period. During September 2020, in connection with the Direct Listing, all of our outstanding preferred stock warrants were converted into common stock warrants, which resulted in the reclassification of the warrants liability to additional paid-in
capital. As such, we do not expect additional charges related to the fair value of these warrants.
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
Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$392,146	$289,366	$1,109,022	$770,582
Cost of revenue (1)	86,804	149,340	251,841	282,044

Gross profit	305,342	140,026	857,181	488,538
Operating expenses:
Sales and marketing (1)	153,443	334,911	451,919	536,082
Research and development (1)	94,316	313,915	303,311	466,530
General and administrative (1)	149,524	338,977	454,054	503,033

Total operating expenses	397,283	987,803	1,209,284	1,505,645

Loss from operations	(91,941)	(847,777)	(352,103)	(1,017,107)
Interest income	379	494	1,127	4,312
Interest expense	(609)	(2,085)	(3,039)	(12,325)
Change in fair value of warrants	—	(9,201)	—	811
Other income (expense), net	(8,528)	(3,293)	(11,297)	1,218

Loss before provision (benefit) for income taxes	(100,699)	(861,862)	(365,312)	(1,023,091)
Provision (benefit) for income taxes	1,438	(8,543)	(1,121)	(5,043)

Net loss	$(102,137)	$(853,319)	$(364,191)	$(1,018,048)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$14,860	$94,385	$54,866	$120,285
Sales and marketing	57,124	263,958	186,418	322,353
Research and development	34,472	256,769	122,976	309,698
General and administrative	78,379	231,847	247,048	276,578

Total stock-based compensation expense (i)	$184,835	$846,959	$611,308	$1,028,914

(i)
On September 30, 2020, in connection with the Direct Listing, we incurred $769.5 million and $8.4 million of stock-based compensation using the accelerated attribution method related to the satisfaction of the performance-based vesting condition for RSUs and growth units, respectively, that had satisfied the service-based vesting condition as of such date.

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	22	52	23	37

Gross profit	78	48	77	63
Operating expenses:
Sales and marketing	39	116	41	70
Research and development	24	108	27	61
General and administrative	38	117	41	64

Total operating expenses	101	341	109	195

Loss from operations	(23)	(293)	(32)	(132)
Interest income	—	—	—	1
Interest expense	—	(1)	—	(2)
Change in fair value of warrants	—	(3)	—	—
Other income (expense), net	(3)	(1)	(1)	—

Loss before provision (benefit) for income taxes	(26)	(298)	(33)	(133)
Provision (benefit) for income taxes	—	(3)	—	(1)

Net loss	(26)%	(295)%	(33)%	(132)%

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Revenue:
Government	$217,836	$162,561	$55,275	34%
Commercial	174,310	126,805	47,505	37%

Total revenue	$392,146	$289,366	$102,780	36%

Revenue increased by $102.8 million, or 36%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Revenue from government customers increased by $55.3 million, or 34%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily from customers in the United States. Of the increase, $53.4 million was from government customers existing as of December 31, 2020. Revenue from commercial customers increased by $47.5 million, or 37%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is primarily due to an increase of $35.0 million from new customers that were not yet our customers as of December 31, 2020. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Cost of revenue	$86,804	$149,340	$(62,536)	(42)%
Gross profit	305,342	140,026	165,316	118%
Gross margin	78%	48%	30%

Cost of revenue for the three months ended September 30, 2021 decreased by $62.5 million, or 42%, compared to the three months ended September 30, 2020. The decrease was primarily due to decreases in personnel costs of $78.6 million, which included a decrease of $79.5 million in stock-based compensation expense primarily due to higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing. These decreases in personnel costs were partially offset by an increase of $13.2 million related to third-party cloud hosting services.
Our gross margin for the three months ended September 30, 2021 increased by 30% compared to the three months ended September 30, 2020. Gross margin increased primarily as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing and as a result of increased efficiencies in supporting revenue growth at our customer deployments, including investments in our platforms. This was partly offset by an increase in third-party cloud hosting services. For the three months ended September 30, 2021 and 2020, gross margin, excluding stock-based compensation, would have been 82% and 81%, respectively.
Operating Expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Sales and marketing	$153,443	$334,911	$(181,468)	(54)%
Research and development	94,316	313,915	(219,599)	(70)%
General and administrative	149,524	338,977	(189,453)	(56)%

Total operating expenses	$397,283	$987,803	$(590,520)	(60)%

Sales and Marketing
Sales and marketing expenses decreased by $181.5 million, or 54%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily driven by decreases in personnel costs of $199.2 million, which included a decrease of $206.8 million in stock-based compensation expense primarily due to higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing. These decreases in personnel costs were partially offset by an increase of $5.3 million in payroll costs due to an increase in headcount attributable to our sales and marketing functions, average cost per head, and commission payments. Additionally, there was an increase of $9.8 million in marketing costs.
Research and Development
Research and development expenses decreased by $219.6 million, or 70%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily driven by decreases in personnel costs of $219.2 million, which included a decrease of $222.3 million in stock-based compensation expense primarily due to higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing.
General and Administrative
General and administrative expenses decreased by $189.5 million, or 56%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily driven by decreases in personnel costs of $150.8 million, which included a decrease of $153.5 million in stock-based compensation expense primarily due to higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing. Additionally, there was a decrease of $44.1 million in legal and other consulting services primarily from non-recurring
expenses related to our Direct Listing incurred in the third quarter of 2020, partially offset by an increase of $5.5 million from increased recruiting costs, cloud-based hosting costs, and allocated overhead.
Interest Income

	Three Months Ended September 30,		Change
	2021	2020	Amount
Interest income	$379	$494	$(115)

Interest income decreased by $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Three Months Ended September 30,		Change
	2021	2020	Amount
Interest expense	$(609)	$(2,085)	$1,476
Interest expense decreased by $1.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to the full repayment of the outstanding debt balance during the second quarter of 2021.
Change in Fair Value of Warrants

	Three Months Ended September 30,		Change
	2021	2020	Amount
Change in fair value of warrants	$—	$(9,201)	$9,201
During the three months ended September 30, 2020, the $9.2 million loss from the change in fair value of warrants was primarily driven by the increase in the fair value of our stock during the period. During the three months ended September 30, 2021, there were no outstanding liability classified warrants.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2021	2020	Amount
Other income (expense), net	$(8,528)	$(3,293)	$(5,235)
Other income (expense), net changed by $5.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to changes in realized and unrealized gains, net from foreign exchange transactions and unrealized losses, net from our investments in marketable securities.
Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	Amount
Provision (benefit) for income taxes	$1,438	$(8,543)	$9,981
We recorded a provision for income taxes of $1.4 million for the three months ended September 30, 2021 compared to a benefit from income taxes of $8.5 million for the three months ended September 30, 2020. The change was primarily due to the benefits from stock-based compensation windfalls and the revaluation of the UK deferred tax assets as a result of a change in the UK corporate tax rate recorded in the third quarter of 2020 but not in the current quarter.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Revenue:
Government	$658,375	$420,257	$238,118	57%
Commercial	450,647	350,325	100,322	29%

Total revenue	$1,109,022	$770,582	$338,440	44%

Revenue increased by $338.4 million, or 44%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Revenue from government customers increased by $238.1 million, or 57%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily from customers in the United States. Of the increase, $236.0 million was from government customers existing as of December 31, 2020. Revenue from commercial customers increased by $100.3 million, or 29%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Of such increase, $51.0 million is from customers existing as of December 31, 2020 and the remaining amount is from new customers acquired during the nine months ended September 30, 2021. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Cost of revenue	$251,841	$282,044	$(30,203)	(11)%
Gross profit	857,181	488,538	368,643	75%
Gross margin	77%	63%	14%
Cost of revenue for the nine months ended September 30, 2021 decreased by $30.2 million, or 11%, compared to the nine months ended September 30, 2020. The decrease was primarily due to decreases in personnel costs of $63.1 million, which included a decrease of $65.4 million in stock-based compensation expense primarily due to higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing. These decreases in personnel costs were partially offset by increases of $27.8 million related to third-party cloud hosting services and $10.6 million related to other direct deployment costs and increased usage of field service representatives.
Our gross margin for the nine months ended September 30, 2021 increased by 14% compared to the nine months ended September 30, 2020. Gross margin increased primarily as a result of higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing and as a result of increased efficiencies in supporting revenue growth at our customer deployments, including investments in our platforms. This was partly offset by an increase in third-party cloud hosting services and direct deployment costs. For the nine months ended September 30, 2021 and 2020, gross margin, excluding stock-based compensation, would have been 82%.
Operating Expenses

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Sales and marketing	$451,919	$536,082	$(84,163)	(16)%
Research and development	303,311	466,530	(163,219)	(35)%
General and administrative	454,054	503,033	(48,979)	(10)%

Total operating expenses	$1,209,284	$1,505,645	$(296,361)	(20)%

Sales and Marketing
Sales and marketing expenses decreased by $84.2 million, or 16%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily driven by decreases in personnel costs of $100.8 million, which included a decrease of $135.9 million in stock-based compensation expense primarily due to higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing. These decreases in personnel costs were partially offset by increases of $24.8 million in employer payroll taxes primarily related to income from share-based payments and $13.1 million in payroll mainly due to an increase in headcount attributable to our sales and marketing functions, average costs per head, and commission payments. Additionally, there was an increase of $11.0 million in marketing costs.

Research and Development
Research and development expenses decreased by $163.2 million, or 35%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily driven by decreases in personnel costs of $160.8 million, which included a decrease of $186.7 million in stock-based compensation expense primarily due to higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing. These decreases in personnel costs were partially offset by increases of $15.0 million related to payroll taxes primarily for income from share-based payments and $13.7 million in payroll related to increases in headcount attributable to our research and development functions and cost per head.
General and Administrative
General and administrative expenses decreased by $49.0 million, or 10%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily driven by a decrease of $49.6 million in legal professional services primarily from non-recurring
expenses related to our Direct Listing incurred in the third quarter of 2020, partially offset by an increase of $6.1 million from office related expenses. Additionally, there were decreases in personnel costs of $8.6 million, which included a decrease of $29.5 million in stock-based compensation expense primarily due to higher RSU expense in the prior period related to the recognition of cumulative stock-based compensation expense upon our Direct Listing. These decreases in personnel costs were partially offset by an increase of $16.8 million related to payroll taxes primarily for income from share-based payments.
Interest Income

	Nine Months Ended September 30,		Change
	2021	2020	Amount
Interest income	$1,127	$4,312	$(3,185)
Interest income decreased by $3.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Nine Months Ended September 30,		Change

	2021	2020	Amount
Interest expense	$(3,039)	$(12,325)	$9,286
Interest expense decreased by $9.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to the full repayment of the outstanding debt balance during the second quarter of 2021.
Change in Fair Value of Warrants

	Nine Months Ended September 30,		Change

	2021	2020	Amount
Change in fair value of warrants	$—	$811	$(811)
During the nine months ended September 30, 2020, the $0.8 million gain from the change in fair value of warrants was primarily driven by the decrease of fair value of the underlying stock. During the nine months ended September 30, 2021, there were no outstanding liability classified warrants.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount
Other income (expense), net	$(11,297)	$1,218	$(12,515)
Other income (expense), net changed by $12.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to changes in realized and unrealized gains, net from foreign exchange transactions and unrealized losses, net for investments in marketable securities.
Benefit from Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	Amount
Benefit from income taxes	$(1,121)	$(5,043)	$3,922
We recorded a benefit from income taxes of $1.1 million for the nine months ended September 30, 2021 compared to a benefit from income taxes of $5.0 million for the nine months ended September 30, 2020. The change was primarily due to the benefits from stock-based compensation windfalls and the revaluations of the UK deferred tax assets as a result of a change in the UK corporate tax rate enacted during the third quarter of 2020 and the second quarter of 2021, which will be effective on April 1, 2023, offset by decreases in profits from our international operations.
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
As of September 30, 2021, our accumulated deficit balance was $5.3 billion, and our principal sources of liquidity were $2.3 billion of cash and cash equivalents, exclusive of additional restricted cash of $88.1 million. Cash and cash equivalents consist primarily of cash on deposit with banks as well as institutional money market funds. Restricted cash primarily consists of cash and certificates of deposit that are held as collateral against letters of credit and guarantees we are required to maintain for various purposes.
During April 2021, we repaid our outstanding term loans of $200.0 million. As of September 30, 2021, we had no outstanding balance under the 2014 Credit Facility and a $400.0 million revolving credit facility available and undrawn. For more information, see the section titled “
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
—
Credit Facilities.
”
Our future capital requirements will depend on many factors, including, but not limited to the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, as of September 30, 2021, our approved investment commitments outstanding totaled $226.5 million, which are in addition to the investments we made during the period, and we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$240,424	$(278,320)
Investing activities	(216,039)	(9,975)
Financing activities	274,282	817,344
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(3,638)	(678)

Net increase in cash, cash equivalents, and restricted cash	$295,029	$528,371

Operating Activities
Net cash provided by operating activities was $240.4 million for the nine months ended September 30, 2021. The factors affecting our operating cash flows during this period were our net loss of $364.2 million, offset by non-cash
charges of $656.1 million and changes in net operating assets and liabilities of $51.5 million. The non-cash
charges primarily consisted of $611.3 million in stock-based compensation expense, $23.4 million in operating lease expense, $11.1 million in depreciation and amortization, $7.2 million in unrealized loss from marketable securities and $3.1 million in other operating activities. The net change in operating assets and liabilities were due to a net increase in assets of $31.4 million, primarily due to an increase of $15.4 million in accounts receivable, a net decrease of $20.0 million in deferred revenue and customer deposits due to increases in revenue recognized from amounts billed and collected in prior periods, and a net decrease of $22.8 million in operating lease liabilities due to payments on our operating leases, partially offset by an increase in accounts payable and accrued liabilities of $21.5 million due to timing of expense payments.
Net cash used in operating activities was $278.3 million for the nine months ended September 30, 2020. The factors affecting our operating cash flows during this period were our net loss of $1.0 billion, offset by non-cash
charges of $1.1 billion and changes in net operating assets and liabilities of $331.9 million. The non-cash
charges primarily consisted of $1.0 billion in stock-based compensation expense, $28.8 million in operating lease expense, and $10.3 million of depreciation and amortization. The net change in operating assets and liabilities were due to a net decrease of $171.1 million in deferred revenue and customer deposits due to increases in revenue recognized from amounts billed and collected in prior periods, a net increase in accounts payable and accrued liabilities of $12.8 million as a result of timing of payments to vendors accrued for in prior periods, and an increase in assets of $145.3 million primarily due to an increase in accounts receivable.
Investing Activities
Net cash used in investing activities was $216.0 million for the nine months ended September 30, 2021, which primarily consisted of purchases of marketable securities of $155.3 million, alternative investments of $50.9 million, and property and equipment of $6.8 million.
Net cash used in investing activities was $10.0 million for the nine months ended September 30, 2020, which primarily consisted of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $274.3 million for the nine months ended September 30, 2021, which primarily consisted of $474.7 million of proceeds from the exercise of common stock options, partially offset by $200.0 million of payments on term loans.
Net cash provided by financing activities was $817.3 million for the nine months ended September 30, 2020, which primarily consisted of $942.5 million of net proceeds from the issuance of common stock, $199.4 million of net proceeds from borrowings under our credit facilities, and $79.5 million of proceeds from exercise of common stock options, partially offset by the repayments of debt of $400.0 million and $3.8 million net cash used for repurchases of common stock.

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
During April 2021, we amended the credit facility to increase the total undrawn revolving credit facility to be $400.0 million and which also provides for an incremental loan facility for additional loans in an aggregate principal amount of up to $100.0 million with one or more existing or new lenders upon mutual agreement between us and such lenders. Upon amending the facility, we repaid the outstanding $200.0 million term loans. As of September 30, 2021, there were no amounts outstanding under the 2014 Credit Facility.
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
10-Q.
Except as already disclosed in
Note 8. Commitments and Contingencies
and
Note 14. Subsequent Events
in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q,
there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2020. See our Annual Report on Form
10-K
for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021, for additional information regarding our contractual obligations.
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
10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in the value of our investments, interest rates, foreign exchange, and inflation.
Market Risk
As of September 30, 2021, we had investments valued at $148.1 million in marketable securities. We may continue to make additional investments or sell the existing investments. These investments are often in early or growth stage companies that have minimal public trading history; as such the fair value of these investments may fluctuate depending on the financial outcome and prospects of the investees, as well as global market conditions including recent and ongoing volatility related to the impacts of
COVID-19.
We record gains or losses as the fair value of these investments changes and as we sell them. We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, and as such gains and losses are realized.

During the three and nine months ended September 30, 2021, net unrealized losses of $7.2 million related to marketable securities were recorded in other income (expense), net on the condensed consolidated statements of operations.
Interest Rate Risk
Our cash, cash equivalents, and restricted cash consist of cash, certificates of deposit, and money market funds. Our primary investment policy and strategies are focused on the preservation of capital and supporting our liquidity requirements. Other than the investments disclosed in
Note 4. Investments and Fair Value Measurements
and investment commitments disclosed in
Note
8. Commitments and Contingencies
and
Note
14. Subsequent Events
in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q,
we have not entered into investments for trading or speculative purposes.
Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. As of September 30, 2021, we had no debt outstanding.
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

•
we have made and may continue to make strategic investments to support key business initiatives, including in privately-held and publicly-traded companies as well as alternative investments, and we may not realize a return on these investments;

•	issues raised by the use of artificial intelligence in our platforms may result in reputational harm or liability;

•	we depend on computing infrastructure of third parties and they may experience errors, disruption, performance problems, or failure;

•	we may fail to adequately obtain, maintain, protect, and enforce our intellectual property and other proprietary rights;

•	we may be subject to intellectual property rights claims;

•	there may be real or perceived errors, failures, defects, or bugs in our platforms;

•	we rely on the availability of third-party technology that may be difficult to replace or that may cause errors;

•	our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters;

•	our non-U.S. sales and operations subject us to additional risks and regulations;

•	we may encounter unfavorable outcomes in legal, regulatory, and administrative inquiries and proceedings;

•	we may fail to receive and maintain government contracts or there may be changes in the contracting or fiscal policies of the public sector;

•	the majority of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance;

•	we may not realize the full value of our customer contracts;

•	there may be a decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards; and

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
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms in the Acquire phase of our business model, and there is no guarantee that we will be able to move customers from the Acquire phase into later phases. In addition, we currently have a growing but limited direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.
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
Our top three customers together accounted for 25% and 28% of our revenue for the years ended December 31, 2020 and 2019, respectively, and 18% and 27% of our revenue for the nine months ended September 30, 2021 and 2020, respectively. Our top three customers by revenue, for the nine months ended September 30, 2021, have been with us for an average of five years as of September 30, 2021. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
In addition, if our customers do not use our platforms correctly or as intended, inadequate performance or outcomes may result. It is possible that our platforms may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our platforms. Similarly, our platforms sometimes are used by customers with smaller or less sophisticated IT departments, potentially resulting in sub-optimal
performance at a level lower than anticipated by the customer. Because our customers rely on our platforms and services to address important business goals and challenges, the incorrect or improper use or configuration of our platforms and O&M services, failure to properly train customers on how to efficiently and effectively use our platforms, or failure to properly provide implementation or analytical or maintenance services to our customers may result in contract terminations or non-renewals,
reduced customer payments, negative publicity, or legal claims against us. For example, as we continue to expand our customer base, any failure by us to properly provide these services may result in lost opportunities for follow-on
expansion sales of our platforms and services.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 2,733 full-time employees as of September 30, 2021, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Volatility or lack of appreciation in the trading price of our Class A common stock may also affect our ability to attract and retain qualified personnel. Many of our senior and other key personnel hold equity awards that have vested in part or are exercisable, which could adversely affect our ability to retain these personnel. Personnel may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs have significantly appreciated in value. In addition, many of our personnel may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.
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
Publicly available information regarding Palantir has historically been limited, in part due to the sensitivity of our work with customers or contractual requirements limiting or preventing public disclosure of certain aspects of our work or relationships with certain customers. As our business has grown and as interest in Palantir and the technology industry overall has increased and we have engaged more actively with media and marketing efforts, we have attracted, and may continue to attract, significant attention from news and social media outlets, including unfavorable coverage and coverage that is not directly attributable to statements authorized by our leadership, that incorrectly reports on statements made by our leadership or employees and the nature of our work, perpetuates unfounded speculation about company involvements, or that is otherwise misleading. If such news or social media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding Palantir, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected. Due to the sensitive nature of our work and our confidentiality obligations and despite our ongoing efforts to provide increased transparency into our business, operations, and product capabilities, we may be unable to or limited in our ability to respond to such harmful coverage, which could have a negative impact on our business.

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
Our pricing structures for our platforms and services may change from time to time, which could adversely impact our business, financial condition, and results of operations.
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
We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer (“OEM”) and reseller relationships), platform partnerships, and strategic alliances as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to unexpected liabilities, they may conflict with our increased sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in January 2021, we entered into a channel sales relationship with International Business Machines Corporation (“IBM”), pursuant to which IBM is supplying a new product leveraging certain components of Foundry integrated with IBM’s Cloud Pak for Data. In addition, in November 2019, we created a jointly controlled entity in Japan with SOMPO. We believe this arrangement offers our business strategic operational advantages within the Japanese market, but it also limits our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in Japanese markets or industry verticals, which limits our opportunities for growth in Japan and, depending on the success of the entity, may negatively impact our results. Additionally, in 2016, we entered into a partnership with Airbus S.A.S. (“Airbus”) that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus.
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
In addition,
COVID-19
may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations. Moreover, the potential impact on our workforce and business of implementing government orders or rules requiring COVID-19 vaccinations, including but not limited to the U.S. executive order requiring COVID-19 vaccination for federal contractor employees, is currently unknown.
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
Historically, we have funded our operations and capital expenditures primarily through equity issuances, proceeds from option exercises, debt, and cash received from our customers. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of September 30, 2021, we were in compliance with all covenants and restrictions associated with our secured credit facility.
Variable rate indebtedness that we may incur under our secured credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of September 30, 2021, no borrowings were outstanding under our secured credit facility. Any borrowings under the secured credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our secured credit facility would incur interest at LIBOR (or any successor rate) plus 2.75% or a base rate plus 1.75% and are payable quarterly or more or less frequently in certain circumstances.

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
As part of our business strategy, we have engaged in strategic transactions and alternative investments in the past and expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:

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
As of September 30, 2021, we had outstanding approved investment commitments, subject to the applicable terms and conditions, to purchase a total of 22.7 million shares for an aggregate purchase price of $226.5 million. The closings of certain of such investments are contingent upon the completion of a proposed business combination between the applicable Investee and other applicable parties, and are subject to numerous terms and conditions, including approvals of the stockholders of applicable parties and regulatory review, which are inherently uncertain.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services. The maximum potential revenue from these commercial contracts, including investments that have already closed, is $640.2 million, which is inclusive of $82.9 million of contractual options. The terms of such contracts, including these contractual options, range from three to ten years. The majority of these commercial contracts are subject to various termination provisions, including, as applicable, for convenience in the event a proposed business combination or our proposed investment is not completed. Parties to certain of these and other commercial contracts entered into in connection with our investments may elect to exercise termination rights, including, to the extent applicable, in the event a proposed business combination is not completed, which would negatively impact our expected revenue and collections. The total revenue recognized by us from the commercial contracts during the three and nine months ended September 30, 2021 was $19.0 million and $22.0 million, respectively. In addition to the above, as of September 30, 2021, we have entered into certain commercial contracts that, if corresponding contemplated investment agreements are negotiated, approved, and executed, could result in additional maximum potential revenue of $218 million.
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
We entered into additional Investment Agreements from October 1, 2021 through the date of this filing. In connection with signing certain of these Investment Agreements, we and each Investee or an associated entity entered into a commercial contract to access our products and services. For additional information on these agreements and other investments, refer to
Note 14. Subsequent Events
to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q.
Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the Securities and Exchange Commission (“SEC”) pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer our investments. In addition, our investments are speculative in nature and may be volatile or decline in value or be entirely lost.
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
These existing and proposed laws and regulations can be costly to comply with and can make our platforms and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our platforms to comply with the laws, regulations, directives, policies, industry standards, or legal obligations of the U.S., European Union, or other governmental or non-governmental
bodies at the regional, national, or supra-national level relating to privacy, data protection, or information security, or any security incident that results in actual or suspected loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.
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
NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior year NOLs could expire without benefit. Changes in the law may also impact our ability to use our NOLs and tax credit carryforwards.
There is also a risk that the expiration of our existing NOLs or tax credits or a limitation on their use to offset future income tax liabilities could result from statutory or regulatory changes, especially in reaction to the
COVID-19
pandemic.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of September 30, 2021, approximately 30.6 million options will expire through December 2022 (including approximately 17.2 million options held by Mr. Karp which will expire in December 2021) if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.

As of September 30, 2021, there were 1,900,440,709 shares of our Class A common stock outstanding, 89,672,006 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the limitations of Rule 144.
Further, as of September 30, 2021, there were outstanding options to purchase an aggregate of 163,164,831 shares of our Class A common stock and 211,364,014 shares of our Class B common stock, and 108,058,307 shares of our Class A common stock and 57,975,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 26.8% of the voting power of our outstanding capital stock in the aggregate as of November 4, 2021.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of November 4, 2021. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 1,991,117,715 shares of our common stock outstanding as of September 30, 2021. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of September 30, 2021, our Founders were 53, 53, and 39 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Not applicable.

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

PALANTIR TECHNOLOGIES INC.

Date: November 9, 2021	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
( Principal Executive Officer )

Date: November 9, 2021	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
( Principal Financial Officer )

Date: November 9, 2021	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
( Principal Accounting Officer )