Form 10-K
period 2021-12-31
Palantir Technologies Inc.
filed 2022-02-24
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
12b-2
of the Exchange Act.

Large accelerated filer	☒ Accelerated filer	☐

Non-accelerated filer	☐ Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by
non-affiliates
of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2021 as reported by the New York Stock Exchange on such date was approximately $45.4 billion. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 17, 2022, there were
 1,929,183,497 shares of the registrants’ Class A common stock outstanding, 99,929,842 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in 2022 are incorporated by reference into Part III of this Annual Report on Form
10-K
where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “can,” “would,” “intend,” “target,” “goal,” “outlook,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form
10-K
include, but are not limited to, statements about:

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

•	our ability to compete with existing and new competitors in existing and new markets and products;

•	our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our platforms;

•	our expectations regarding litigation and legal and regulatory matters;

•	our expectations regarding our ability to meet existing performance obligations and maintain the operability of our products;

•	our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, data protection, and cybersecurity;

•	our expectations regarding new and evolving markets;

•	our ability to develop and protect our brand;

•	our ability to maintain the security and availability of our platforms;

•	our expectations and management of future growth;

•	our expectations concerning relationships with third parties, including our customers, equity method investment partners, and vendors;

•
our expectations regarding our recent investments in, and enterprise agreements with, various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our expectations regarding our multi-class stock and governance structure and the benefits thereof;

•
the impact of the ongoing coronavirus
(“COVID-19”
or “COVID”) pandemic, including on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate; and

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
” and elsewhere in this Annual Report on Form
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
Overview
We build software that empowers organizations to effectively integrate their data, decisions, and operations at scale.
We were founded in 2003 and started building software for the intelligence community in the United States to assist in counterterrorism investigations and operations. We later began working with commercial enterprises, who often faced fundamentally similar challenges in working with data.
We have built three principal software platforms, Palantir Gotham (“Gotham”), Palantir Foundry (“Foundry”), and Palantir Apollo (“Apollo”). Gotham and Foundry enable institutions to transform massive amounts of information into an integrated data asset that reflects their operations. For over a decade, Gotham has surfaced insights for global defense agencies, the intelligence community, disaster relief organizations and beyond. And Foundry is becoming a central operating system not only for individual institutions but also for entire industries. Apollo is a cloud-agnostic, single control layer that coordinates ongoing delivery of new features, security updates, and platform configurations, helping to ensure the continuous operation of critical systems and allowing our customers to run their software in virtually any environment.
Recent crises and systemic shocks, such as the
COVID-19
pandemic, have made clear to many of our customers that accommodating the extended timelines ordinarily required to realize results from implementing new software solutions is not a viable option. As a result, customers are increasingly adopting our software, which can be ready in days, over internal software development efforts, which may take months or years. See further discussion in the section titled
“Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview —
COVID-19
Impact.”
Our Platforms
We have built three principal software platforms: Gotham, Foundry, and Apollo. Our software platforms provide the critical infrastructure needed to integrate our customers’ data and operations and run their software in virtually any environment.
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
Despite their differences, Gotham and Foundry both serve as central operating systems for our customers. Where they vary in specific functionality, they align in approach. Both platforms, backed by Apollo, can be deployed in almost any environment.
Similarly, customers can now use Apollo to enable continuous deployment, configuration management, and central software operations management across almost any environment for their own software products.
Gotham
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
Apollo
We have always prioritized meeting our customers wherever they need us most. We originally built Apollo to enable the continuous delivery of our software wherever our customers are: in the cloud, on-premises,
or even more rugged environments. Today, Apollo enables the rapid, secure delivery of our software and updates across our business.
In 2021, we began offering Apollo as a commercial solution to allow our customers to securely deploy their own software in virtually any environment. Apollo provides a single control layer to coordinate ongoing delivery of new features, security updates, and platform configurations.
Our Customers
We work with many of the world’s leading government and commercial institutions. As of December 31, 2021, we had 237 customers.
An overview of those customers and the ways in which they use our software follows below.
Overview
Our software is currently used across more than 50 industries around the world.
Of the $1.5 billion in revenue that we generated in 2021, 58% came from customers in the government segment, and 42% came from customers in the commercial segment.
Our business continues to have a global presence. In 2021, we earned 57% of our revenue from customers in the United States, and 43% from those abroad.
Our average revenue per customer during the trailing twelve months ended December 31, 2021 was $6.5 million, which is down from 2020, when our average revenue per customer during the trailing twelve months ended December 31, 2020 was $7.9 million, reflecting our continued acceleration in customer acquisition.
The average revenue for our top twenty customers during the trailing twelve months ended December 31, 2021 was $43.6 million, and is up from 2020, when the average revenue from our top 20 customers during the trailing twelve months ended December 31, 2020 was $33.2 million, demonstrating our expanding relationships with existing customers.

Our Software at Work
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
Sales and Marketing
Our approach to sales and marketing is built around the first two phases of our business model, as described in the section titled “
Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Business Model
”: customer acquisition (in the Acquire phase) and account growth (in the Expand phase).
Customer Acquisition
Our customer acquisition strategy targets large-scale,
hard-to-execute
opportunities at large government and commercial institutions. The high installation costs, high failure risks, complexity of data environments, and the long sales cycles associated with these opportunities raise the barriers to entry for competition. The larger, more complex, and more technologically demanding the problem, the more likely we are to succeed. Additionally, we have begun expanding access to our platforms to early- and growth-stage companies, including startups, as we continue our outreach efforts to an increasingly broad swath of our potential market.
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
There are a number of sales and marketing strategies that have accelerated our ability to acquire customers in recent years:
Expansion of Access to Platforms
We have recently begun to expand access to our platforms to early- and growth-stage companies, including startups, as we continue our outreach efforts to an increasingly broad swath of the potential market.
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
U.S. Government
We intend to capture an even greater share of U.S. federal government spending on software systems, following our 2018 legal victory in federal court. The ruling requires the government to consider commercially available products, such as our software, before attempting to build its own.

See the section titled
“Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview — Our Customers”
for a discussion of the terms of our government contracts.
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
Research and Development
We believe that in order to fully address the most complex and valuable challenges that our customers face, we must experience and understand their problems firsthand. To do so, we embed with our users. Our research and development function is responsible for the design, development, testing, validation, and refinement of our platforms, and embedding with our users allows us to identify research and development opportunities for our platforms or new products. We focus on innovating and developing new features and modules for our existing platforms, or new products, and further enhancing the functionality, reliability, usability, and performance of our platforms. By leveraging the tens of thousands of front-line hours across various industries and using emerging technologies, we can better anticipate customer needs and bring new use cases and new applications of existing services to our existing and potential customers. We have made, and will continue to make, significant investments in research and development to broaden our platform capabilities, strengthen our existing platforms and innovate.
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

•
Systems must incorporate privacy from the beginning of the design process
. Our goal has always been to eliminate the perceived trade-offs between privacy and utility. To do this, we treat privacy as a fundamental concern at every stage of the engineering process.

•
Decisions that can affect individuals’ rights and liberties cannot be left solely to computers
. Our customers are using data to inform decisions with significant implications for individuals. Rather than relying on algorithms that inhibit accountability, our software empowers humans to make informed decisions.

•
Technology is not the answer to every problem
. Some decisions carry implications that are too complex or significant to be automated. We strive to understand major world problems and think critically about whether it’s possible to build complementary solutions in an ethically responsible way.

Customer Impact
Some examples of the ways in which our software facilitates data protection at our customers follow below.

•	Our platforms provide a secure, privacy-protective cloud-based data enclave to centralize data on COVID-19 for collaborative clinical research.

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
Privacy-Enhancing Technologies

•
Access Controls
. Our platforms provide highly granular access restrictions with subtle and flexible access permissions, such as temporal and purpose-based limitations. This allows for precision data management — even, at times, across multiple, independent databases — that closely aligns access with customer specifications. For example, a user sees only the specific information necessary for a defined task (e.g., investigating a specific crime or determining whether to extend credit to an individual).

•
Sensitive Data Inference
. Institutions managing sprawling collections of data often struggle to keep track of which data assets include sensitive fields such as personal identifiers or health records. Our software provides inference tools to assist institutions in detecting the presence of such data so that they can flag and handle the data appropriately.

•
Federation
. Federation allows users to search and analyze data from multiple, independent databases without duplicating and centralizing data in a single place. Our platforms provide intelligent query interfaces that reduce the complexity of federation so that users can access the information they need without directly integrating the source into the platform.

•
Audit Logging and Analysis
. User actions — including searches, data use justifications, access requests, analyst collaborations, and report generation — within a system must be recorded to ensure that authorized oversight entities, both internal to an institution and external, can confirm appropriate and lawful data usage. Our platforms maintain audit logs and make them accessible to (and readable by) authorized users to help them both retroactively investigate and proactively identify misuse of systems.

•
Data Integrity and Redress
. Our platforms track the provenance and version history of all data in the system so that users can assess the reliability of the data and review and correct inaccuracies. Providing users with well-curated, up-to-date
data reduces the risks of erroneous conclusions.

•
Data Retention and Deletion
. Institutions must be able to implement flexible and auditable retention policies and verify that data flagged for deletion has truly been purged from the system. Our platforms enable institutions to schedule and manage the removal of old or irrelevant information as required by data management best practices or applicable regulations.

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
Seasonality
We generally experience seasonality in the timing of recognition of revenue as a result of the timing of the execution of our contracts and, to a lesser extent, the existence of certain acceptance criteria, as we have historically executed many of our contracts in the third and fourth quarters due to the fiscal year ends and procurement cycles of our customers and at times we may start work prior to finalizing such contracts. See “
Risk Factors—Seasonality may cause fluctuations in our results of operations and position.
”
Employees and Human Capital
Our employees are critical to the success of our business. As of December 31, 2021, we had 2,920 full-time employees, including 1,058 employees employed outside of the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.

Other than our employees in France, who are represented by a works council, none of our employees is represented by a labor union. We have not experienced any work stoppages due to employee disputes, and we believe that our employee relations are strong.
Our human capital resources objectives include recruiting, retaining, training, and motivating our personnel. We strive to foster a diverse and inclusive culture and environment which encourages active dialogue and robust engagement on the issues most salient to employee satisfaction and believe our employees are empowered to play a significant role in shaping the direction and success of the company. One avenue for employees to contribute their voices is through Affinity Groups:
employee-led
resource groups that celebrate unique perspectives and backgrounds and help guide our Diversity, Equity & Inclusion (DEI) business initiatives. We also conduct regular company-wide surveys to assess the sentiment toward our values and culture, and our employees’ well-being and overall health. These surveys allow Palantir to get actionable feedback and drive awareness, discussion, and change.
Diversity, Equity, & Inclusion
To achieve our best outcomes, Palantir needs people who bring a wide range of backgrounds, perspectives, and lived experiences. Our DEI team takes the lead in working to increase awareness and accountability and promote active allyship throughout Palantir. We acknowledge that each member of our increasingly diverse community has their own needs, experiences, and opportunities.
Available Information
Our website is https://www.palantir.com, our investor relations website is https://investors.palantir.com, our LinkedIn account is @Palantir Technologies and our Twitter account is @PalantirTech. We have used, and intend to continue to use, our website, investor relations website, LinkedIn, and Twitter accounts as a means of disclosing material non-public
information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form
10-K,
Quarterly Reports on Form
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

•	we have incurred losses each year and we may not become profitable in the future;

•	we may not be able to sustain our revenue growth rate;

•	our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable;

•	a limited number of customers account for a substantial portion of our revenue;

•	our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis;

•	seasonality may cause fluctuations in our results of operations and position;

•	our platforms are complex and may have a lengthy implementation process;

•	we may not successfully develop and deploy new technologies to address the needs of our customers;

•	our platforms must operate with third-party products and services;

•	we may be unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand;

•	we may be unable to successfully build, expand, and deploy our marketing and sales organization;

•	we may not be able to maintain and enhance our brand and reputation;

•	unfavorable news or social media coverage may harm our reputation and business;

•	exclusive arrangements or unique terms with customers or partners may result in significant risks or liabilities to us;

•	we face intense competition in our markets;

•	we may be unable to maintain or properly manage our culture as we grow;

•	we may not enter into relationships with potential customers if we consider their activities to be inconsistent with our organizational mission or values;

•	joint ventures, channel sales relationships, platform partnerships, and strategic alliances may be unsuccessful;

•	we may not be successful in executing our strategy to increase our sales to larger customers;

•	breach of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems or unauthorized access to data;

•	the COVID-19 pandemic may continue to significantly affect our business and operations;

•	the market for our platforms and services may develop more slowly than we expect;

•
we have made and may continue to make strategic investments to support key business initiatives, including in privately-held and publicly-traded companies as well as alternative investments, and we may not realize a return on these investments;

•	issues raised by the use of artificial intelligence in our platforms may result in reputational harm or liability;

•	we depend on computing infrastructure of third parties and they may experience errors, disruption, performance problems, or failure;

•	we may fail to adequately obtain, maintain, protect, and enforce our intellectual property and other proprietary rights;

•	we may be subject to intellectual property rights claims;

•	there may be real or perceived errors, failures, defects, or bugs in our platforms;

•	we rely on the availability of third-party technology that may be difficult to replace or that may cause errors;

•	our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters;

•	our non-U.S. sales and operations subject us to additional risks and regulations;

•	we may encounter unfavorable outcomes in legal, regulatory, and administrative inquiries and proceedings;

•	we may fail to receive and maintain government contracts or there may be changes in the contracting or fiscal policies of the public sector;

•	many of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance;

•	we may not realize the full deal value of our customer contracts;

•	there may be a decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards; and

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
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms in the Acquire phase of our business model, and there is no guarantee that we will be able to move customers from the Acquire phase into later phases. In addition, we have a growing direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.
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
Our top three customers together accounted for 18% and 25% of our revenue for the years ended December 31, 2021 and 2020, respectively. Our top three customers by revenue, for the year ended December 31, 2021, have been with us for an average of five years as of December 31, 2021. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
As of December 31, 2021, the total remaining deal value of the contracts that we had been awarded by, or entered into with, commercial and government customers, including existing contractual obligations and contractual options available to those customers, was $3.8 billion. Of our total remaining deal value, as of December 31, 2021, $2.6 billion was the remaining deal value of our contracts with commercial customers and $1.2 billion was the remaining deal value of our contracts with government customers.
Many of these contracts are subject to termination for convenience provisions. Also, a majority of commercial contracts entered into in connection with our strategic investments are subject to termination, including for convenience in the event the proposed business combination is not completed. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
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
Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:

•	The success of our sales and marketing efforts, including the success of our pilot deployments;

•	Our ability to increase our contribution margins and move our customers into the Expand or Scale phases;

•	The timing of expenses and revenue recognition;

•	The timing and amount of payments received from our customers;

•	Termination of one or more large contracts by customers, including for convenience;

•	The time and cost-intensive nature of our sales efforts and the length and variability of sales cycles;

•	The amount and timing of operating expenses related to the maintenance and expansion of our business and operations;

•	The timing and effectiveness of new sales and marketing initiatives;

•	Changes in our pricing policies or those of our competitors;

•	The timing and success of new products, features, and functionality introduced by us or our competitors;

•	Interruptions or delays in our operations and maintenance (“O&M”) services;

•	Cyberattacks and other actual or perceived data or security breaches or incidents;

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
In addition, many of our contracts contain termination for convenience provisions, and we may be obligated to repay prepaid amounts or otherwise not realize anticipated future revenue should we fail to provide future services as anticipated. These factors make it difficult for us to accurately predict financial metrics for any particular period.
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
This seasonality has historically impacted and may in the future continue to impact the timing of collections and recognized revenue. Because a significant portion of our customer contracts are typically finalized near the end of the year, and we typically invoice customers shortly after entering into a contract, we may receive a portion of our customer payments near the end of the year and record such payment as an increase in deferred revenue or customer deposits (“contract liabilities”), while the revenue from our customer contracts is generally recognized over the contract term. While we have historically billed and collected payments for multiple contract years from certain customers in advance, we have and may continue to shift to collecting payments on an annual or other basis.
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
Because we derive, and expect to continue to derive, substantially all of our revenue from customers purchasing our platforms and products, market acceptance of these platforms and products, and any enhancements or changes thereto, is critical to our success.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 2,920 full-time employees as of December 31, 2021, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
We have a growing direct sales force and our sales efforts have historically depended on the significant direct involvement of our senior management team, including Mr. Karp. The successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new U.S. and
non-U.S.
markets will depend, among other things, on our ability to successfully build and expand our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.
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
We expect that we may change our pricing model from time to time, including as a result of competition, global economic conditions, general reductions in our customers’ spending levels, pricing studies, or changes in how our platforms are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing platforms and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our platforms and services to larger organizations, these larger organizations may demand substantial price concessions. As we expand access to our products to early- or growth-stage compaines, our pricing model and product and service offerings for such customers may be tailored to be attractive for such customers. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.
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
We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer (“OEM”) and reseller relationships), platform partnerships, and strategic alliances as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to unexpected liabilities, they may conflict with our increased sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in January 2021, we entered into a channel sales relationship with International Business Machines Corporation (“IBM”), pursuant to which IBM is supplying a new product leveraging certain components of Foundry integrated with IBM’s Cloud Pak for Data. In addition, in November 2019, we created a jointly controlled entity in Japan with SOMPO Holdings, Inc. We believe this arrangement offers our business strategic operational advantages within the Japanese market, but it also limits our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in Japanese markets or industry verticals, which limits our opportunities for growth in Japan and, depending on the success of the entity, may negatively impact our results. Additionally, in 2016, we entered into a partnership with Airbus S.A.S. (“Airbus”) that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus.
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
If we are not successful in executing our sales strategy, our results of operations may suffer.
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
In addition, part of our growth strategy involves supporting a broader possible set of customers, including early- and growth-stage companies, typically by selling them our platform under a subscription model. Sales to early- and growth-stage companies involve risks that vary from those present with sales to large or otherwise established organizations, in part due to their limited operating history and uncertain resources for future operations.
If we are not successful in executing our sales strategy, our business, financial condition, results of operations, and growth prospects could be adversely affected.
The ongoing global
COVID-19
pandemic has significantly affected our business and operations.
In light of the uncertain and rapidly evolving situation relating to the spread of
COVID-19,
we took precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including temporarily closing our offices worldwide and virtualizing, postponing, or canceling customer, employee, or industry events, which may negatively impact our business. We have however, begun to reopen our offices and will continue to monitor the
COVID-19
pandemic to determine if additional actions are required. While the
COVID-19
pandemic has provided certain new opportunities for our business to expand, it has also created many negative headwinds that present risks to our business and results of operations. For example, the
COVID-19
pandemic has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, which could result in a reduction to information technology budgets, delayed purchasing decisions, longer sales cycles, extended payment terms, the timing of payments, and postponed or canceled projects, all of which would negatively impact our business and operating results, including sales and cash flows. We do not yet know the net impact of the
COVID-19
pandemic on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the
COVID-19
pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations.
Historically, a significant portion of our field sales, operations and maintenance, and professional services have been conducted in person. Currently, as a result of certain work and travel restrictions related to the
COVID-19
pandemic, and the precautionary measures that we have adopted, many of our field sales and professional services activities are still being conducted remotely, which has resulted in a decrease in our travel and office expenditures. However, we expect our travel and office expenditures to increase in the future as we resume such travel and continue to reopen our offices, which could negatively impact our financial condition and results of operations. As of the date of this Annual Report on Form
10-K,
we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers.
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
Although the majority of our workforce worked remotely during the
COVID-19
pandemic, there was minimal disruption in our ability to ensure the effective operation of our software platforms. As local situations permit, we continue to open our offices in at least a limited capacity and are allowing business travel to resume, while continuing to closely monitor the pandemic. It is possible that remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; our ability to maintain and strengthen our company culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the
COVID-19
pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
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
We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, automotive, airlines and aerospace, consumer packaged goods, insurance, retail, transportation, shipping and logistics, energy and other emerging industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2021, we were in compliance with all covenants and restrictions associated with our secured credit facility.
Variable rate indebtedness that we may incur under our secured credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of December 31, 2021, no borrowings were outstanding under our secured credit facility. Any borrowings under the secured credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our secured credit facility would incur interest at LIBOR (or the applicable benchmark replacement rate) plus 2.75% or a base rate plus 1.75% and are payable quarterly or more or less frequently in certain circumstances.
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
As part of our business strategy, we have engaged in strategic transactions and alternative investments in the past and expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:

•
Any such transactions may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to such transactions;

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
As of December 31, 2021, we had outstanding approved investment commitments, subject to the applicable terms and conditions, to purchase a total of 13.5 million shares for an aggregate purchase price of $134.5 million. The closings of certain of such investments are contingent upon the completion of a proposed business combination between the applicable Investee and other applicable parties, and are subject to numerous terms and conditions, including approvals of the stockholders of applicable parties and regulatory review, which are inherently uncertain.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services. The total value of such commercial contracts, including investments that have already closed, is $767.9 million, which is inclusive of $116.2 million of contractual options. The terms of such contracts, including these contractual options, range from three to ten years. Many of these commercial contracts are subject to various termination provisions, including, as applicable, for convenience in the event a proposed business combination or our proposed investment is not completed. Parties to certain of these and other commercial contracts entered into in connection with our investments may elect to exercise termination rights, including, to the extent applicable, in the event a proposed business combination is not completed, which would negatively impact our expected revenue and collections. The total revenue recognized by us from the commercial contracts during the fiscal year ended December 31, 2021 was $48.3 million. In addition to the above, as of December 31, 2021, we have entered into certain commercial contracts, the total value of which is $168.0 million, that are contingent on the corresponding contemplated investment agreements being negotiated, approved, and executed.

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
Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the Securities and Exchange Commission (“SEC”) pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer our investments. In addition, our investments are speculative in nature and may be volatile or decline in value or be entirely lost, which could have a negative impact on our future financial position, results of operations, and cash flows.
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
Our platforms and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platforms and services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. The natural sunsetting or phasing out of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited.
We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that past, future, or ongoing cyberattacks or other security breaches or incidents against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering or human error.
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
We have experienced, and may in the future experience, disruptions, failures, data loss, corruption, unavailability, outages, and other performance problems with our infrastructure or cloud-based offerings due to a variety of factors, which have included or may in the future include infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, ransomware, and other malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.
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
While we have issued patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. The scope of patent protection also can be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties form competing with us or otherwise provide us with any competitive advantage. Even if our patents issue in a form that covers our technology, enforcing patents against suspected infringers is time consuming, expensive, and involves risks associated with litigation, including the risk the suspected infringers file counterclaims against us.
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
Because we offer very complex technology platforms, undetected errors, defects, failures, or bugs may occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. In the past, errors have affected the performance of our platforms and can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms or allegations of unsatisfactory performance, errors, defects or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out
of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023, instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent Virginia Consumer Data Protection Act (“VCDPA”), enacted in March 2021 and scheduled to become effective on January 1, 2023, and the more recent Colorado Privacy Act (“CPA”), which was enacted in June 2021, will become effective on July 1, 2023. The VCDPA and CPA are comprehensive privacy laws that share similarities with the CCPA, the CPRA, and legislation proposed in other states. We cannot yet fully predict the impact of the CCPA, CPRA, VCDPA, CPA, and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis.
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
Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could be in violation of various laws including the FCPA. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot assure you that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA, the UK Bribery Act, and other laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Our exposure for violating these laws increases as our
non-U.S.
presence expands and as we increase sales and operations in foreign jurisdictions.
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
We prepare consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting for our provision for income taxes.

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
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled
“Management’s Discussion and Analysis of Financial Condition and Results of Operations”
the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition and income taxes.
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
We may not be able to utilize a significant portion of our net operating loss carryforwards and tax credits, which could adversely affect our results of operations.
We record an asset for the future tax benefits from unused U.S. federal, state, and
non-U.S.
net operating losses (“NOLs”) and tax credits subject to a full valuation allowance. Federal, state. and
non-U.S.
taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize our NOLs and tax credits. In general, under Section 382 of the United States Internal Revenue Code of 1986 (the “Code”), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change
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
Many of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance, and if terminated contracts are not replaced, our results of operations may differ materially and adversely from those anticipated. In addition, our contracts with government customers often contain provisions with additional rights and remedies favorable to such customers that are not typically found in commercial contracts.
Many of our contracts, including our government contracts, contain termination for convenience provisions. Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. Government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

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
Because we generate a substantial portion of our revenue from contracts with governments and government agencies, and in particular from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2022. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of December 31, 2021, approximately 10.8 million options will expire through December 2022 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of December 31, 2021, there were 1,926,588,930 shares of our Class A common stock outstanding, 99,879,842 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of December 31, 2021, there were outstanding options to purchase an aggregate of 157,133,260 shares of our Class A common stock and 192,818,835 shares of our Class B common stock and 97,798,554 shares of our Class A common stock and 55,950,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
Although we currently are not considered to be a “controlled company” under the NYSE corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among our

Founders and their affiliates resulting from the issuance of our Class F common stock. See “
Risks Related to the Multiple Class
 Structure of our Common Stock, the Founder Voting Trust Agreement, and the
Founder Voting Agreement
” below. A “controlled company” pursuant to the NYSE corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. In the event that our Founders and their affiliates or other stockholders acquire more than 50% of the voting power of the Company, we may in the future be able to rely on the “controlled company” exemptions under the NYSE corporate governance rules due to this concentration of voting power and the ability of our Founders and their affiliates to act as a group. If we were a controlled company, we would be eligible, and could elect, not to comply with certain of the NYSE corporate governance standards. Such standards include the requirement that a majority of directors on our Board of Directors are independent directors, subject to certain phase-in
periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from the group of stockholders holding a majority of the voting power, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards, and the ability of our independent directors to influence our business policies and corporate matters may be reduced.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 27.0% of the voting power of our outstanding capital stock in the aggregate as of February 17, 2022.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of February 17, 2022. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.

The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,027,473,772 shares of our common stock outstanding as of December 31, 2021. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of December 31, 2021, our Founders were 54, 54, and 39 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our financial reporting and other disclosure controls and procedures, and will continue to do so. For example, we recently reimplemented our enterprise resource planning (“ERP”) system. This may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the reimplementation, in which case we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our customers. Our controls are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act that we are required to include in this Annual Report on Form 10-K for the year ended December 31, 2021. We will need to hire and successfully integrate additional accounting and financial staff with appropriate company experience and technical accounting knowledge, as well as implement and integrate new technological systems. In order to maintain and improve the effectiveness of our financial statement and disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. As of December 31, 2021, we were required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.
Our independent registered public accounting firm has formally attested to the effectiveness of our internal control over financial reporting commencing with this Annual Report on Form
10-K
for the year ended December 31, 2021. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
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
Facilities
We have leased principal properties in Denver, Colorado, which is the location of our corporate headquarters; in Palo Alto, California; New York City, New York; and London, England. In addition, we lease various office space throughout the world.
We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices.

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
Holders of Record
As of February 17, 2022, there were 730 holders of record of our Class A common stock, 36 holders of record of our Class B common stock, and one holder of record of our Class F common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock since September 30, 2020, the date of the Company’s direct listing of its Class A common stock on the NYSE (“Direct Listing”), relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on September 30, 2020, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities
None.

ITEM 6.	[RESERVED]

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
This section of this Annual Report on Form
10-K
generally discusses fiscal years 2021 and 2020 items and
year-to-year
comparisons between fiscal years 2021 and 2020. Discussions of fiscal year 2020 items and year-to-year
comparisons between fiscal years 2020 and 2019 that are not included in this Annual Report on Form
10-K
can be found in Part II, Item 7 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, which was filed with the SEC on February 26, 2021.
Overview
We build software that empowers organizations to effectively integrate their data, decisions, and operations at scale.
We were founded in 2003 and started building software for the intelligence community in the United States to assist in counterterrorism investigations and operations. We later began working with commercial enterprises, who often faced fundamentally similar challenges in working with data.
We have built three principal software platforms, Gotham, Foundry, and Apollo. Gotham and Foundry enable institutions to transform massive amounts of information into an integrated data asset that reflects their operations. For over a decade, Gotham has surfaced insights for global defense agencies, the intelligence community, disaster relief organizations and beyond. Foundry is becoming a central operating system not only for individual institutions but also for entire industries. Apollo, which we began offering as a commercial solution in 2021, is a cloud-agnostic, single control layer that coordinates ongoing delivery of new features, security updates, and platform configurations, helping to ensure the continuous operation of critical systems. Apollo allows our customers to run their software in virtually any environment.
In addition to the investments we have made in our platforms, we plan to continue to expand our ability to sell our subscriptions globally by investing in resources to address the business needs of local markets, including, increasing our sales and marketing functions and activities, expanding our ecosystem of service partners to support local deployments, and investing in personnel to support our growing customer base and product offerings.
We believe that every institution faces challenges that our platforms were designed to address. Our focus in the near term is to build partnerships with institutions that have the leadership necessary to effect structural change within their organizations — to reconstitute their operations around data. Over the long term, we believe that every institution in the markets we serve is a potential partner.
We regularly evaluate partnerships and investment opportunities in complementary businesses, employee teams, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, we have approved and entered into Investment Agreements to purchase, or commit to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities. See further discussion in
Note 4. Investments and Fair Value Measurements
and
Note 9. Commitments and Contingencies—Investment Commitments.
Our Business
For the year ended December 31, 2021, we generated $1.5 billion in revenue, reflecting a 41% growth rate from the year ended December 31, 2020, when we generated $1.1 billion in revenue.
Our operating results continued to improve, including when adjusting for stock-based compensation. In the year ended December 31, 2021, we incurred losses from operations of $411.0 million, or adjusted income from operations of $473.5 million when excluding stock-based compensation and related employer payroll taxes. In the year ended December 31, 2020, our losses from operations were $1.2 billion, or adjusted income from operations of $189.9 million when excluding stock-based compensation, related employer payroll taxes, and non-recurring
Direct Listing charges.
In the year ended December 31, 2021, our gross profit was $1.2 billion, reflecting a gross margin of 78%, or 82% when excluding stock-based compensation. In the year ended December 31, 2020, our gross profit was $740.1 million, reflecting a gross margin of 68%, or 81% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation, related employer payroll taxes, and non-recurring
Direct Listing charges; and gross profit, and gross margin, which excludes stock-based compensation, as well as reconciliations from loss from operations and gross profit, see the section titled “
Non-GAAP
Reconciliations
” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended December 31, 2021, we had 237 customers, including companies in various commercial sectors as well as government agencies around the world. During the period ended December 31, 2020, we had 139 customers.
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
We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies, and are expanding our partnerships with early- and growth-stage companies. Our average revenue per customer during the trailing twelve months ended December 31, 2021 was $6.5 million, which decreased 18% from an average of $7.9 million in revenue per customer in the year ended December 31, 2020, reflecting our continued acceleration in customer acquisition. Our average revenue for the top twenty customers during the trailing twelve months ended December 31, 2021 was $43.6 million, which grew 31% from an average of $33.2 million in revenue from the top twenty customers during the trailing twelve months ended December 31, 2020, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. In the year ended December 31, 2021, 58% of our revenue came from government customers and 42% came from commercial agencies. In the year ended December 31, 2021, we generated 57% of our revenue from customers in the United States and the remaining 43% from customers abroad.

Expansion of Access to Platforms
We have recently begun to expand access to our platforms to early- and growth-stage companies, including startups, as we continue our outreach efforts to an increasingly broad swath of the potential market.
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
COVID-19
Impact
As a result of
COVID-19,
we continue to take precautionary measures in order to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which included the suspension of all non-essential
business travel of employees and the temporary closure of all of our major offices. Although the majority of our workforce worked remotely, there was minimal disruption in our ability to ensure the effective operation of our software platforms. As local situations permit, we continue to reopen our offices, in at least a limited capacity, and are allowing business travel to resume, while continuing to closely monitor the pandemic.
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
COVID-19
pandemic has made clear to many of our customers that accommodating the extended timelines ordinarily required to realize results from implementing new software solutions is not an option during a crisis. As a result, customers are increasingly adopting our software, which can be ready in days, over internal software development efforts, which may take months or years.
We saw decreases in our travel and office-related expenditures, including during the temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing
COVID-19
pandemic. However, improvement of our contribution metric has also been driven by the expansion of existing customer accounts, improved sales efficiency, and the increasing deployment of centralized hosting and other software deployment infrastructure. While we expect our travel and office-related expenditures to increase moving forward, especially as we continue to reopen our offices, we do not expect such expenditures to return to their pre-pandemic
levels, given that we have made significant investments in enabling employees to work with customers remotely.
See the section titled “
Risk Factors
” included elsewhere in this Annual Report on Form
10-K
for further discussion of the possible impact of the
COVID-19
pandemic on our business.
Our Business Model
Our customers pay us to use the software platforms we have built. As of December 31, 2021, we expect to generate revenue under our existing customer contracts for an additional 3.5 years on a dollar-weighted average contract duration basis. Dollar-weighted average contract duration represents the length of time we expect to generate revenue on average, including existing contractual obligations and assuming that our customers will exercise all of the contractual options available to them, and is subject to change as we enter into new contracts or if customers terminate for convenience. We calculate this duration on a dollar-weighted basis to adjust for smaller deals. The timing of our customer billings and receipt of payments varies from contract to contract. Revenue is generally recognized over the contract term. Our contracts generally include terms that allow the customer to terminate the contract for convenience.
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
In 2021, customers cohorted as of December 31, 2020 generated a total of $1.5 billion in revenue. New customers acquired during the year ended December 31, 2021 generated an additional $83.9 million in revenue and were assigned a cohort as of December 31, 2021. A more detailed discussion of the three phases, for purposes of illustration of how we manage accounts across the business, follows below.
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
We evaluate the success of customer accounts in the Acquire phase based on the revenue such accounts generate in the following year. In 2020, we generated $0.3 million in revenue from customers in the Acquire phase, which yielded a contribution loss of $36.8 million. In 2021, those same customers generated $45.1 million in revenue which yielded a contribution profit of $7.2 million.
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
In 2020, we generated $20.3 million in revenue from customers that were in the Expand phase as of the end of that year, with a contribution margin of (159)%. In 2021, those same customers generated $83.3 million in revenue, with a contribution margin of 45%.
Scale
As customer accounts mature, our investment costs relative to revenue generally decrease, while the value our software provides to our customer increases, often significantly, as usage of the platform increases across the customer’s operations. In this third phase, after having installed and configured the software across an entire enterprise, customers become more self-sufficient in their use of our platforms, including developing software and applications that run on top of our platforms, while still continuing to benefit from the support of our O&M services.
We define a customer in the Scale phase as any customer from which we recognized more than $100,000 in revenue in a calendar year and whose account had a positive contribution margin during the year at issue, as determined as of the end of the year.
It is in the Scale phase of our partnerships with customers that we generally see contribution margin on particular accounts improve. In 2020, we generated $1.1 billion in revenue from customers in the Scale phase, with a contribution margin of 63%. In 2021, those same customers generated $1.3 billion in revenue with a contribution margin of 63%.
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
Total remaining deal value is the total remaining value of contracts that have been awarded by our government and commercial customers and includes existing contractual obligations and unexercised contract options available to those customers. Total remaining deal value presumes the exercise of all contract options and no termination of contracts; however, the majority of our contracts are subject to termination provisions, including for convenience, and there can be no guarantee that contracts are not terminated or that contract options will be exercised. Also included within total remaining deal value is remaining contract value from commercial contracts entered into in connection with our strategic investments, many of which are subject to termination, including for convenience in the event the proposed business combination is not completed.
As of December 31, 2021, the total remaining deal value of the contracts that we have been awarded by, or entered into with, government and commercial customers, including existing contractual obligations and contractual options available to those customers, was $3.8 billion, up 35% from December 31, 2020, when our total remaining deal value of such contracts was $2.8 billion.
Of our total remaining deal value, as of December 31, 2021, the total remaining deal value of the contracts that we entered into with commercial customers, including existing contractual obligations and available contractual options, was $2.6 billion, up 71% from December 31, 2020, when the total remaining deal value of such contracts was $1.5 billion.

As of December 31, 2021, the total remaining deal value of the contracts that we had been awarded by government agencies in the United States and allied countries around the world, including existing contractual obligations and contractual options available to those government agencies, was $1.2 billion, down 6% from December 31, 2020, when the total value of such contracts was $1.3 billion.
When calculating the total remaining deal value of government contracts, we do not include government contracts — also known as indefinite delivery, indefinite quantity (“IDIQ”) contracts — totaling $2.8 billion, as of December 31, 2021, that we have been awarded, but where the funding of such contracts has not yet been determined. The funding of these contracts is not guaranteed.
Many of our government and commercial contracts are subject to termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
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
Non-GAAP
Reconciliations
” below.
Non-GAAP
Reconciliations
We use the
non-GAAP
measures contribution margin; gross profit and gross margin, excluding stock-based compensation; and adjusted income from operations, which excludes stock-based compensation, related employer payroll taxes, and non-recurring
Direct Listing charges to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. We exclude stock-based compensation, which is a non-cash
expense, from these
non-GAAP
financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Additionally, we exclude expenses primarily related to our Direct Listing during the quarter ended September 30, 2020 as they are a one-time
non-recurring
charge, and employer payroll taxes related to stock-based compensation as it is difficult to predict and outside of our control.
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
Contribution Margin
The following table provides a reconciliation of contribution margin for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Years Ended December 31,
	2021	2020

Loss from operations	$(411,046)	$(1,173,679)
Add:
Research and development expenses (1)	237,189	203,597
General and administrative expenses (1)	295,071	293,637
Total stock-based compensation expense	778,215	1,270,702

Contribution	$899,429	$594,257

Contribution margin	58%	54%

(1)	Excludes stock-based compensation.

Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Years Ended December 31,
	2021	2020

Gross profit	$1,202,485	$740,126
Add: stock-based compensation	68,546	139,627

Gross profit, excluding stock-based compensation	$1,271,031	$879,753

Gross margin, excluding stock-based compensation	82%	81%

Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation, related employer payroll taxes, and non-recurring
Direct Listing charges for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Loss from operations	$(411,046)	$(1,173,679)
Add: stock-based compensation	778,215	1,270,702
Add: employer payroll taxes related to stock-based compensation	106,283	39,105
Add: non-recurring Direct Listing charges	—	53,737

Adjusted income from operations	$473,452	$189,865

Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to access our software in our hosted environment along with ongoing O&M services (“Palantir Cloud”); software subscriptions in our customers’ environments with ongoing O&M services
(“On-Premises
Software”); and professional services.
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
as a percentage of revenue.
Sales and Marketing
Our sales and marketing efforts span all stages of our sales cycle, including personnel involved with sales functions, and executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, and benefits for our sales force and personnel involved in sales functions, executing on pilots and customer growth activities; as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, and allocated overhead. Sales and marketing costs are generally expensed as incurred.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of income taxes related to foreign and state jurisdictions in which we conduct business and withholding taxes.
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
Our operating segments are described below:

•	Commercial : This segment primarily serves customers working in non-government industries.

•	Government : This segment primarily serves customers that are U.S. government and non-U.S. government agencies.
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

Results of Operations
The following table summarizes our consolidated statements of operations data (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenue	$1,541,889	$1,092,673	$742,555
Cost of revenue (1)	339,404	352,547	242,373

Gross profit	1,202,485	740,126	500,182
Operating expenses:
Sales and marketing (1)	614,512	683,701	450,120
Research and development (1)	387,487	560,660	305,563
General and administrative (1)	611,532	669,444	320,943

Total operating expenses	1,613,531	1,913,805	1,076,626

Loss from operations	(411,046)	(1,173,679)	(576,444)
Interest income	1,607	4,680	15,090
Interest expense	(3,640)	(14,139)	(3,061)
Other income (expense), net	(75,415)	4,111	(2,856)

Loss before provision for (benefit from) income taxes	(488,494)	(1,179,027)	(567,271)
Provision for (benefit from) income taxes	31,885	(12,636)	12,375

Net loss	$(520,379)	$(1,166,391)	$(579,646)

(1) Includes stock-based compensation expense as follows (in thousands):
	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$68,546	$139,627	$27,904
Sales and marketing	242,910	398,205	79,215
Research and development	150,298	357,063	67,933
General and administrative	316,461	375,807	66,918

Total stock-based compensation expense (i)	$778,215	$1,270,702	$241,970

(i)
On September 30, 2020, in connection with our Direct Listing, we incurred $769.5 million and $8.4 million of stock-based compensation using the accelerated attribution method related to the satisfaction of the performance-based vesting condition for RSUs and growth units, respectively, that had satisfied the service-based vesting condition as of such date.

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Years Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	22	32	33

Gross profit	78	68	67
Operating expenses:
Sales and marketing	40	63	61
Research and development	25	51	41
General and administrative	40	61	43

Total operating expenses	105	175	145

Loss from operations	(27)	(107)	(78)
Interest income	—	—	2
Interest expense	—	(1)	—
Other income (expense), net	(5)	—	—

Loss before provision for (benefit from) income taxes	(32)	(108)	(76)
Provision for (benefit from) income taxes	2	(1)	2

Net loss	(34)%	(107)%	(78)%

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Years Ended December 31,		Change
	2021	2020	Amount	%

Revenue:

Government	$897,356	$610,198	$287,158	47%

Commercial	644,533	482,475	162,058	34%

Total revenue	$1,541,889	$1,092,673	$449,216	41%

Revenue increased by $449.2 million, or 41%, for the year ended December 31, 2021 compared to 2020. Revenue from government customers increased by $287.2 million, or 47%, for the year ended December 31, 2021 compared to 2020, primarily from customers in the United States. Of the increase, $279.2 million was from customers existing as of December 31, 2020. Generally, increases in revenue from our existing customers are a result of increases in their adoption of our products and services within their organizations. Revenue from commercial customers increased by $162.1 million, or 34%, for the year ended December 31, 2021 compared to 2020. Of the increase, $98.4 million was from new customers, of which $48.3 million was revenue from customers that we have entered into concurrent investment agreements with. See
Note 4. Investments and Fair Value Measurements
and
Note 9. Commitments and Contingencies
in our consolidated financial statements included elsewhere in this Annual Report on Form
10-K
for additional information.

Cost of Revenue and Gross Profit

	Years Ended December 31,		Change
	2021	2020	Amount	%
Cost of revenue	$339,404	$352,547	$(13,143)	(4)%
Gross profit	1,202,485	740,126	462,359	62%
Gross margin	78%	68%	10%
Cost of revenue for the year ended December 31, 2021 decreased by $13.1 million, or 4%, compared to 2020. The decrease was primarily due to a decrease of $71.1 million in stock-based compensation expense as a result of the recognition of cumulative stock-based compensation expense related to RSUs upon our Direct Listing in the prior year. This was partially offset by increases of $43.6 million related to third-party cloud hosting services and $15.4 million related to higher usage of field service representatives and other direct deployment costs.
Our gross margin for the year ended December 31, 2021 increased from 68% in 2020 to 78% as a result of efficiencies in supporting the revenue growth at our customer deployments, for example investments in our platforms, as well as a decrease in stock-based compensation expense as compared to the prior year.
Operating Expenses

	Years Ended December 31,		Change
	2021	2020	Amount	%
Sales and marketing	$614,512	$683,701	$(69,189)	(10)%
Research and development	387,487	560,660	(173,173)	(31)%
General and administrative	611,532	669,444	(57,912)	(9)%

Total operating expenses	$1,613,531	$1,913,805	$(300,274)	(16)%

Sales and Marketing
Sales and marketing expenses decreased by $69.2 million, or 10%, for the year ended December 31, 2021 compared to 2020. The decrease was primarily due to decreases in personnel costs of $107.6 million, which included a decrease of $155.3 million in stock-based compensation expense as a result of the recognition of cumulative stock-based compensation expense related to RSUs upon our Direct Listing in the prior year; partially offset by increases of $25.7 million from employer payroll taxes mainly driven by higher option exercises and $21.6 million in payroll costs related to an increase in headcount attributable to our sales and marketing functions. Additionally, there was an increase of $26.7 million in marketing and advertising expenses.
Research and Development
Research and development expenses decreased by $173.2 million, or 31%, for the year ended December 31, 2021 compared to 2020. The decrease was primarily due to a decrease of $206.8 million in stock-based compensation expense as a result of the recognition of cumulative stock-based compensation expense related to RSUs upon our Direct Listing in the prior year; partially offset by $18.8 million in payroll costs related to an increase in headcount attributable to our research and development functions.
General and Administrative
General and administrative expenses decreased by $57.9 million, or 9%, for the year ended December 31, 2021 compared to 2020. The decrease in expenses was primarily due to a decrease in stock-based compensation expense of $59.3 million as a result of the recognition of cumulative stock-based compensation expense related to RSUs upon our Direct Listing in the prior year; partially offset by increases of $17.5 million in employer payroll taxes, mainly driven by higher option exercises. Additionally, there was a net decrease of $48.8 million in legal professional services generally due to non-recurring
legal services incurred in the prior year related to our Direct Listing.
Interest Income

	Years Ended December 31,		Change Amount
	2021	2020
Interest income	$1,607	$4,680	$(3,073)
Interest income decreased by $3.1 million for the year ended December 31, 2021 compared to 2020 primarily due to a reduction in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Years Ended December 31,		Change Amount
	2021	2020
Interest expense	$(3,640)	$(14,139)	$10,499
Interest expense decreased by $10.5 million for the year ended December 31, 2021 compared to 2020. The decrease was primarily due to the full repayment of the outstanding debt balance during the second quarter of 2021.
Other Income (Expense), Net

	Years Ended December 31,		Change Amount
	2021	2020
Other income (expense), net	$(75,415)	$4,111	$(79,526)
Other income (expense), net changed by $79.5 million for the year ended December 31, 2021 compared to 2020 primarily due to unrealized losses, net from our investments in marketable securities.
Provision for (Benefit from) Income Taxes

	Years Ended December 31,		Change Amount
	2021	2020
Provision for (benefit from) income taxes	$31,885	$(12,636)	$44,521
We recorded a provision for income taxes of $31.9 million for the year ended December 31, 2021 compared to a benefit from income taxes of $12.6 million for the year ended December 31, 2020. The change was primarily due to the establishment of a valuation allowance against our U.K. deferred tax assets during the fourth quarter of 2021, partially offset by a one-time
benefit related to the refund of the Company’s U.K. 2019 taxes paid based on the tax election to carry back the 2020 U.K. net tax operating losses.
Liquidity and Capital Resources
We generated positive cash flow from operations for the year ended December 31, 2021 as our customer billing cycles have continued to normalize and our growth in customer collections outpaced our operating expenses. We had $2.3 billion in cash and cash equivalents available as of December 31, 2021. We believe that cash flows generated from operations, cash, cash equivalents, available funds and access to financing sources, including our revolving credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Historically we generated negative cash flows from operations, and financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers.
As of December 31, 2021, our accumulated deficit balance was $5.5 billion, and our principal sources of liquidity were $2.3 billion of cash and cash equivalents.
During April 2021, we repaid our outstanding term loans of $200.0 million. As of December 31, 2021, we had no outstanding debt balances and an available and undrawn $400.0 million revolving credit facility. For more information, see
Note 7. Debt
in our consolidated financial statements included elsewhere in this Annual Report on Form
10-K
.
Our future capital requirements will depend on many factors, including, but not limited to the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, as of December 31, 2021, our approved investment commitments outstanding totaled $134.5 million, which are in addition to the investments we made during the period, and we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$333,851	$(296,608)	$(165,215)
Investing activities	(397,912)	(14,920)	(21,964)
Financing activities	306,747	1,036,453	324,533
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(3,918)	1,259	(2,227)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$238,768	$726,184	$135,127

Operating Activities
Net cash provided by operating activities was $333.9 million for the year ended December 31, 2021. The factors affecting our operating cash flows during this period were our net loss of $520.4 million and changes in net operating assets and liabilities of $92.1 million, offset by non-cash
charges of $946.3 million. The
non-cash
charges primarily consisted of $778.2 million in stock-based compensation expense, $73.3 million of net unrealized and realized losses and gains from marketable securities, and $43.3 million of deferred income taxes mainly due to the recording of a full valuation allowance for our UK deferred tax assets. The change in net working capital was generally driven by decreases of $80.2 million related to a decrease in deferred revenue and customer deposits, $49.5 million related to increases in accounts receivable, prepaid expenses, and other current and noncurrent assets, and $32.2 million related to a decrease in operating lease liabilities, current and noncurrent; offset by an increase of $73.0 million in accounts payable and accrued liabilities.

Net cash used in operating activities was $296.6 million for the year ended December 31, 2020. The factors affecting our operating cash flows during this period were our net loss of $1.2 billion and changes in net working capital of $454.1 million, offset by non-cash
charges of $1.3 billion, which primarily consisted of stock-based compensation expense. The change in net working capital generally consisted of a net decrease of $261.8 million in deferred revenue and customer deposits, and an increase in assets of $156.0 million mainly due to an increase in accounts receivable.
Investing Activities
Net cash used in investing activities was $397.9 million for the year ended December 31, 2021, which consisted of purchases of marketable securities of $308.3 million, purchases of alternative investments of $50.9 million, purchases of privately-held securities of $23.0 million, and purchases of property and equipment of $12.6 million.
Net cash used in investing activities was $14.9 million for the year ended December 31, 2020, which consisted primarily of purchases of property and equipment of $12.2 million.
Financing Activities
Net cash provided by financing activities was $306.7 million for the year ended December 31, 2021, which primarily consisted of proceeds from the exercise of common stock options of $507.5 million, partially offset by repayments of $200.0 million of debt.
Net cash provided by financing activities was $1.0 billion for the year ended December 31, 2020, which primarily consisted of $942.5 million of net proceeds from the issuance of common stock, $199.4 million of net proceeds from borrowings under our credit facilities, $298.8 million of proceeds from the exercise of common stock options, partially offset by repayments of $400.0 million of debt.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Noncancelable purchase commitments (1)	$1,360,837	$107,187	$474,001	$779,649	$—
Operating lease commitments, net of sublease income amounts (2)	190,313	40,798	63,554	51,250	34,711
Investment commitments (3)	134,500	134,500	—	—	—

Total contractual obligations and commitments	$1,685,650	$282,485	$537,555	$830,899	$34,711

(1)
Noncancelable purchase commitments primarily relate to purchase commitments for third-party cloud hosting services and represents only contracts which are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Refer to
Note 9. Commitments and Contingencies
in our consolidated financial statements included elsewhere in this Annual Report on
Form 10-K
for additional information.

(2)
The contractual commitment amounts under operating leases in the table above are primarily related to facility and equipment leases. Operating lease commitments are reflected net of $132.7 million of sublease income from tenants in certain of our leased facilities. Refer to
Note 8. Leases
in our consolidated financial statements included elsewhere in this Annual Report on
Form 10-K
for additional information.

(3)
Investment commitments relate to commitments under Investment Agreements we entered into with investees to purchase shares. The closings of certain of such Investments are contingent upon the completion of a proposed business combination between the applicable Investee and other applicable parties. Refer to
Note 4. Investments and Fair Value Measurements
and
Note 9. Commitments and Contingencies
in our consolidated financial statements included elsewhere in this Annual Report on
Form 10-K
for additional information.

The contractual obligations and commitments in the table above are associated with agreements that are enforceable and legally binding.
Contract Liabilities
Our contract liabilities consist of deferred revenue and customer deposits.
Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, noncurrent.
Customer deposits consist of refundable payments received for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation. The portion of customer deposits that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as customer deposits and the remaining portion is recorded as customer deposits, noncurrent.
Our deferred revenue and deferred revenue, noncurrent as of December 31, 2021 were $227.8 million and $40.2 million, respectively. Our customer deposits and customer deposits, noncurrent as of December 31, 2021 were $161.6 million and $33.7 million, respectively. Our total deferred revenue and deferred revenue, noncurrent as of December 31, 2020 was $189.5 million and $50.5 million, respectively. Our total customer deposits and customer deposits, noncurrent as of December 31, 2020 was $210.3 million and $81.5 million, respectively.
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
In accordance with ASC 606,
Revenue from Contracts with Customers
, we recognized revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for promised goods or services. We apply the following five-step revenue recognition model in accounting for our revenue arrangements:

•	Identification of the contract(s) with the customer, including whether collectability of the consideration is probable by considering the customers’ ability and intention to pay;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy a performance obligation.
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
Contract Liabilities
The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, we bill many of our customers in advance of the provision of services under our contracts, resulting in contract liabilities consisting of either deferred revenue or customer deposits. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Customer deposits consist of refundable payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation. Many of our arrangements include terms that allow the customer to terminate the contract for convenience and receive a pro-rata
refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. In these arrangements, we concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposits.
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
Significant estimates and assumptions are used in the identification of performance obligations in customer contracts and collectability of contract consideration, including accounts receivable. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect our financial position and results of operations.
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
We evaluate the realizability of our deferred tax assets and recognize a valuation allowance when it is more likely than not that a future benefit on such deferred tax assets will not be realized. Because of our history of U.S. and U.K. net operating tax losses, we have established a full valuation allowance against potential future benefits for U.S. federal, state and U.K. deferred tax assets. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses. We consider all evidence, both positive and negative, in determining any required valuation allowance and will continue to evaluate the need for a valuation allowance on a regular basis. If certain factors change and we determine that the deferred tax assets are realizable at a more-likely-than-not
level, we will adjust the valuation allowance in the period the determination is made. In the year ended December 31, 2021, due to the Company’s current and projected U.K. tax losses, the Company has determined its U.K. deferred tax assets are currently not more likely than not to be realized, and accordingly, the Company established a full valuation allowance against its total net U.K. deferred tax assets. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations. Our judgment is required in determining the valuation allowance recorded against our net deferred tax assets.
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
Market Risk
As of December 31, 2021, we had outstanding investments valued at $234.2 million in marketable securities. We may continue to make additional investments or sell the existing investments. These investments are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these investments may fluctuate depending on the financial outcome and prospects of the investees, as well as global market conditions including recent and ongoing volatility related to the impacts of
COVID-19.
Additionally, early-stage companies are inherently risky because the technologies or products these companies have under development are typically in the early phases and may never materialize, and they may experience a decline in financial condition, which could result in a loss of a substantial part of our investment in these companies. We record gains or losses as the fair value of these investments change and as we sell them. We anticipate additional volatility to our consolidated statements of operations due to changes in market prices, and as such gains and losses are realized. During the fiscal year ended December 31, 2021, net unrealized losses of $72.8 million related to marketable securities were recorded in other income (expense), net on the consolidated statements of operations.
Interest Rate Risk
Our cash, cash equivalents, and restricted cash consist of cash, certificates of deposit, and money market funds. Our primary investment policy and strategies are focused on the preservation of capital and supporting our liquidity requirements, however, to a lesser extent we have made and may continue to make certain investments in early- and growth-stage companies as disclosed in
Note 4. Investments and Fair Value Measurements
and
Note 9. Commitments and Contingencies
and
Note 15. Subsequent Events
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
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	98

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palantir Technologies Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible and convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls to identify and evaluate terms and conditions and performance obligations in customer arrangements that would impact revenue recognition.

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
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on Internal Control over Financial Reporting
We have audited Palantir Technologies Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palantir Technologies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible and convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California
February 24, 2022

Palantir Technologies Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2021	2020

Assets
Current assets:

Cash and cash equivalents	$2,290,674	$2,011,323
Restricted cash	36,628	37,285
Accounts receivable	190,923	156,932
Marketable securities	234,153	—
Prepaid expenses and other current assets	110,872	51,889

Total current assets	2,863,250	2,257,429
Property and equipment, net	31,304	29,541
Restricted cash, noncurrent	39,612	79,538
Operating lease right-of-use assets	216,898	217,075
Other assets	96,386	106,921

Total assets	$3,247,450	$2,690,504

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,907	$16,358
Accrued liabilities	155,806	158,546
Deferred revenue	227,816	189,520
Customer deposits	161,605	210,320
Operating lease liabilities	39,927	29,079

Total current liabilities	660,061	603,823
Deferred revenue, noncurrent	40,217	50,525
Customer deposits, noncurrent	33,699	81,513
Debt, noncurrent, net	—	197,977
Operating lease liabilities, noncurrent	220,146	229,800
Other noncurrent liabilities	2,297	4,316

Total liabilities	956,420	1,167,954

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 2,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $ 0.001 par value: 20,000,000 Class A shares authorized as of December 31, 2021 and 2020; 1,926,589 shares issued and outstanding as of December 31, 2021, and 1,542,058 shares issued and outstanding as of December 31, 2020, respectively; 2,700,000 Class B shares authorized as of December 31, 2021 and 2020; 99,880 and 249,077 shares issued and outstanding as of December 31, 2021 and 2020, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of December 31, 2021 and 2020	2,027	1,792
Additional paid-in capital	7,777,085	6,488,857
Accumulated other comprehensive loss	(2,349)	(2,745)
Accumulated deficit	(5,485,733)	(4,965,354)

Total stockholders’ equity	2,291,030	1,522,550

Total liabilities and stockholders’ equity	$3,247,450	$2,690,504

The accompanying notes are an integral part of these consolidated financial statements.

10
1

Palantir Technologies Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019

Revenue	$1,541,889	$1,092,673	$742,555
Cost of revenue	339,404	352,547	242,373

Gross profit	1,202,485	740,126	500,182
Operating expenses:
Sales and marketing	614,512	683,701	450,120
Research and development	387,487	560,660	305,563
General and administrative	611,532	669,444	320,943

Total operating expenses	1,613,531	1,913,805	1,076,626

Loss from operations	(411,046)	(1,173,679)	(576,444)
Interest income	1,607	4,680	15,090
Interest expense	(3,640)	(14,139)	(3,061)
Other income (expense), net	(75,415)	4,111	(2,856)

Loss before provision for (benefit from) income taxes	(488,494)	(1,179,027)	(567,271)
Provision for (benefit from) income taxes	31,885	(12,636)	12,375

Net loss	$(520,379)	$(1,166,391)	$(579,646)

Net loss per share attributable to common stockholders, basic	$(0.27)	$(1.19)	$(1.02)

Net loss per share attributable to common stockholders, diluted	$(0.27)	$(1.20)	$(1.02)

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	1,923,617	977,722	576,959
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	1,923,617	979,330	576,959
The accompanying notes are an integral part of these consolidated financial statements.

10
2

Palantir Technologies Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2021	2020	2019

Net loss	$(520,379)	$ (1,166,391)	$ (579,646)
Other comprehensive loss
Foreign currency translation adjustments	396	(2,042)	(1,465)

Comprehensive loss	$ (519,983)	$ (1,168,433)	$ (581,111)

The accompanying notes are an integral part of these consolidated financial statements.

10
3

Palantir Technologies Inc.
Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance as of December 31, 2018	25,947	$172,163	742,813	$2,087,560	549,368	$570	$1,627,737	20,637	$(148,621)	$762	$(3,231,876)	$(1,751,428)

Cumulative effect of accounting changes	—	—	—	—	—	—	(34)	—	—	—	12,559	12,525

Issuance of Series H redeemable convertible preferred stock upon exercise of warrants	2,949	26,069	—	—	—	—	—	—	—	—	—	—

Redemption of Series H redeemable convertible preferred stock	(23,931)	(168,000)	—	—	—	—	—	—	—	—	—	—

Sale of Series H redeemable convertible preferred stock	1,068	7,500	—	—	—	—	—	—	—	—	—	—

Reclassification of Series H redeemable convertible preferred stock into convertible preferred stock upon expiration of redemption option	(2,016)	(4,163)	2,016	4,163	—	—	—	—	—	—	—	—

Repurchase of Series A convertible preferred stock	—	—	(1)	—	—	—	—	—	—	—	—	—

Repurchase of Series D convertible preferred stock	—	—	(8)	(6)	—	—	—	—	—	—	—	—

Repurchase of Series F convertible preferred stock	—	—	(3,037)	(5,386)	—	—	—	—	—	—	—	—

Distributed earnings attributable to participating securities	—	—	—	—	—	—	(8,481)	—	—	—	—	(8,481)

Conversion of Series F convertible stock to common stock	—	—	(10)	(20)	10	—	20	—	—	—	—	20

Issuance of Series D convertible preferred stock upon exercise of warrants	—	—	1,097	7,375	—	—	—	—	—	—	—	—

Conversion of Series D convertible stock to common stock	—	—	(30)	(24)	30	—	24	—	—	—	—	24

Sale of common stock, held in treasury	—	—	—	—	16,584	—	(20,928)	(16,584)	120,928	—	—	100,000

Repurchase of common stock, held in treasury	—	—	—	—	(2,340)	—	—	2,340	(11,202)	—	—	(11,202)

Issuance of common stock from the exercise of stock options	—	—	—	—	17,845	18	16,879	—	—	—	—	16,897

Stock-based compensation	—	—	—	—	—	—	242,114	—	—	—	—	242,114

Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,465)	—	(1,465)

Net loss	—	—	—	—	—	—	—	—	—	—	(579,646)	(579,646)

Balance as of December 31, 2019	4,017	$33,569	742,840	$2,093,662	581,497	$588	$1,857,331	6,393	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	4,017	$33,569	742,840	$2,093,662	581,497	$588	$1,857,331	6,393	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)

Conversion of Series H-1 convertible preferred stock to common stock	—	—	(28)	(100)	28	—	100	—	—	—	—	100

Issuance of Series K convertible preferred stock	—	—	121	947	—	—	—	—	—	—	—	—

Issuance of Series D preferred stock upon net exercise of Series D preferred stock warrants	—	—	2,380	10,810	—	—	—	—	—	—	—	—

Repurchase of common stock, held in treasury	—	—	—	—	(808)	—	—	808	(3,777)	—	—	(3,777)

Retirement of treasury stock	—	—	—	—	—	(7)	(42,665)	(7,201)	42,672	—	—	—

Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	7,631	8	(8)	—	—	—	—	—

Issuance of common stock, net of issuance costs	—	—	—	—	206,501	207	942,322	—	—	—	—	942,529

Conversion of redeemable convertible preferred stock to common stock	(4,017)	(33,569)	—	—	4,017	4	33,565	—	—	—	—	33,569

Conversion of convertible preferred stock to common stock	—	—	(745,313)	(2,105,319)	793,726	794	2,104,525	—	—	—	—	2,105,319

Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	31,007	—	—	—	—	31,007

Issuance of common stock from the exercise of stock options	—	—	—	—	120,618	120	298,709	—	—	—	—	298,829

Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	82,430	82	(82)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,264,254	—	—	—	—	1,264,254

Settlement of employee loan accounted for as a modification to stock option	—	—	—	—	(3,500)	(4)	(201)	—	—	—	—	(205)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,042)	—	(2,042)

Net loss	—	—	—	—	—	—	—	—	—	—	(1,166,391)	(1,166,391)

Balance as of December 31, 2020	—	$—	—	$—	1,792,140	$1,792	$6,488,857	—	$—	$(2,745)	$(4,965,354)	$1,522,550

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	178,849	178	507,277	—	—	507,455
Issuance of common stock upon vesting of RSUs	50,350	50	(50)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	4,664	6	1,706	—	—	1,712
Stock-based compensation	—	—	779,296	—	—	779,296
Other comprehensive income	—	—	—	396	—	396
Net loss	—	—	—	—	(520,379)	(520,379)

Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019

Operating activities

Net loss	$(520,379)	$(1,166,391)	$(579,646)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	14,897	13,871	12,255

Stock-based compensation	778,215	1,270,702	241,970

Deferred income taxes	43,316	(20,385)	(7,199)

Impairment of assets held for sale	—	674	23,407

Non-cash operating lease expense	33,821	35,049	—

Unrealized and realized loss (gain) from marketable securities, net	73,311	—	—

Other operating activities	2,722	3,606	2,772

Changes in operating assets and liabilities:

Accounts receivable	(35,237)	(108,476)	(23,905)

Prepaid expenses and other current assets	(10,929)	(18,565)	18,809

Other assets	(3,345)	(8,605)	(22,251)

Accounts payable	57,767	(34,681)	23,424

Accrued liabilities	15,245	38,505	3,733

Deferred revenue, current and noncurrent	24,732	(30,905)	(134,396)

Customer deposits, current and noncurrent	(104,944)	(230,873)	279,226

Operating lease liabilities, current and noncurrent	(32,156)	(43,639)	—

Other noncurrent liabilities	(3,185)	3,505	(3,414)

Net cash provided by (used in) operating activities	333,851	(296,608)	(165,215)

Investing activities

Purchases of property and equipment	(12,627)	(12,236)	(13,096)

Purchases of marketable securities	(308,315)	—	—

Purchases of equity method investments	—	(2,934)	(25,868)

Return of capital from equity method investment	—	—	17,000

Purchases of alternative investments	(50,941)	—	—

Purchases of privately-held securities	(23,009)	—	—

Other investing activities	(3,020)	250	—

Net cash used in investing activities	(397,912)	(14,920)	(21,964)

Financing activities

Proceeds from the issuance of common stock, net of issuance costs	—	942,529	100,000

Proceeds from issuance of debt, net of issuance costs	—	199,369	544,413

Principal payments on borrowings	(200,000)	(400,000)	(150,000)

Proceeds from the exercise of common stock options	507,455	298,829	16,897

Repurchase of common stock	—	(3,777)	(11,202)

Proceeds from the sale of redeemable convertible preferred stock	—	—	7,500

Redemption of redeemable convertible preferred stock	—	—	(168,000)

Repurchase of convertible preferred stock	—	—	(13,873)

Other financing activities	(708)	(497)	(1,202)

Net cash provided by financing activities	306,747	1,036,453	324,533

Effect of foreign exchange on cash, cash equivalents, and restricted cash	(3,918)	1,259	(2,227)

Net increase in cash, cash equivalents, and restricted cash	238,768	726,184	135,127

Cash, cash equivalents, and restricted cash - beginning of period	2,128,146	1,401,962	1,266,835

Cash, cash equivalents, and restricted cash - end of period	$2,366,914	$2,128,146	$1,401,962

Palantir Technologies Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$4,131	$14,283	$8,579

Cash paid for interest	2,774	11,432	2,710

Supplemental disclosures of non-cash investing and financing information:

Conversion of redeemable convertible and convertible preferred stock to common stock	$—	$2,138,988	$—

Conversion of convertible preferred stock warrants to common stock warrants	—	31,007	—

Cashless net exercise of warrants for redeemable convertible preferred stock	—	—	26,069

Cashless net exercise of warrants for convertible preferred stock	—	10,810	7,375

Reclassification of redeemable convertible preferred stock into convertible preferred stock upon expiration of redemption option	—	—	4,163
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

1. Organization
Palantir Technologies Inc. (including its subsidiaries, “Palantir” or “the Company”) was incorporated in Delaware on May 6, 2003. The Company builds and deploys software platforms, that serve as the central operating systems for its customers.
2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. The accompanying consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over the investee, but not control, are accounted for using the equity method of accounting. For such investments, the share of the investee’s results of operations is included as a component of other income (expense), net in the consolidated statements of operations and the investment balance is included in other assets and classified as noncurrent in the consolidated balance sheets. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, loss from operations, net loss, or cash flows. The Company’s fiscal year ends on December 31.
Direct Listing
On September 30, 2020, the Company completed a direct listing of its Class A common stock on the New York Stock Exchange (“NYSE”) (the “Direct Listing”). Immediately prior to the Direct Listing, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into Class B common stock, and all of the Company’s outstanding preferred stock warrants were converted into common stock warrants, which resulted in the reclassification of the warrants liability to additional paid-in
capital.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.
Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the identification of performance obligations in customer contracts; the valuation of deferred tax assets and uncertain tax positions; the collectability of contract consideration, including accounts receivable; the useful lives of tangible assets; and the incremental borrowing rate for operating leases. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.
Segments
The Company has two operating segments, commercial and government, which were determined based on the manner in which the chief operating decision maker (“CODM”), who is the chief executive officer, manages the

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

operations of the Company for purposes of allocating resources and evaluating performance. Various factors, including the Company’s organizational and management reporting structure and customer type, were considered in determining these operating segments.
The Company’s operating segments are described below:

•	Commercial : This segment primarily serves customers working in non-government industries.

•	Government : This segment primarily serves customers that are United States (“U.S.”) government and non-U.S. government agencies.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$2,290,674	$2,011,323	$1,079,154
Restricted cash	36,628	37,285	52,099
Restricted cash, noncurrent	39,612	79,538	270,709

Total cash, cash equivalents, and restricted cash	$2,366,914	$2,128,146	$1,401,962

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses, if any. The Company generally grants non-collateralized
credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing
COVID-19
pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off
and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of December 31, 2021 and 2020, it did not record an allowance for credit losses as probable losses are not expected to be material.
Concentrations of Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable, and marketable securities. Cash

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions, including restricted cash, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the consolidated balance sheets. The Company’s accounts receivable balances as of December 31, 2021 and 2020 were $190.9 million and $156.9 million, respectively. No customer represented more than 10% of total accounts receivable as of December 31, 2021. Customer G represented 13% of total accounts receivable as of December 31, 2020. No other customer represented more than 10% of total accounts receivable as of December 31, 2020.
For the year ended December 31, 2021, no customer represented 10% or more of total revenue. For the year ended December 31, 2020, Customer F, which is in the government operating segment, represented 10% of total revenue. For the year ended December 31, 2019, Customer D, which is in the commercial operating segment, represented 12% of total revenue. No other customers represented more than 10% of total revenue for the years ended December 31, 2020 and 2019.
Alternative Investments
Alternative investments include gold bars and are recorded in prepaid expenses and other current assets on the consolidated balance sheets. The investments are initially recorded at cost and subsequently remeasured at the lower of cost or market each reporting period. Market value is determined by using quoted market prices of identical or similar assets from active markets. Unrealized losses are recorded in other income (expense), net in the consolidated statements of operations. Realized gains and losses are recorded in other income (expense), net upon realization.
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
The Company adjusts the carrying value of its investment by its proportionate share of the net earnings or losses of the investee, adjustments for unrealized profits or losses on intra-entity transactions, impairment charges, dividends received, additional capital investments, and the amortization of basis differences during the respective reporting period. The Company’s proportionate share of the net earnings or loss of its equity method investments

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

are based on the most recently available financial statements of the investee and is reflected as a component of other income (expense), net in the consolidated statements of operations. The income tax benefit or expense related to the Company’s interest in the net earnings or loss of the equity method investee is reported in the consolidated provision (benefit) for income taxes. The Company reviews the investments for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the consolidated statements of operations
.
Privately-held Securities
Equity securities in private-held companies without readily determinable fair values are recorded using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes in orderly transactions for identical or similar investments of the same issuer. Changes in the basis of the equity securities are recognized in other income (expense), net in the consolidated statements of operations.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the asset is expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Leases
The Company adopted the Accounting Standard Update (“ASU”)
2016-02,
Leases,
and additional ASUs issued to clarify and update the guidance in ASU
2016-02
(collectively “ASC 842”), as of January 1, 2020.
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
Operating leases are included in operating lease
right-of-use
assets, operating lease liabilities, and operating lease liabilities, non-current
on the Company’s consolidated balance sheets. Finance leases are not material
.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

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
Level
 1
: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level
 2
: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level
 3
: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s own assumptions about current market conditions and require significant management judgment or estimation.
Financial instruments consist of money market funds and certificates of deposit included in cash equivalents and restricted cash, accounts receivable, marketable securities, other assets accounted for at fair value, accounts payable, and accrued liabilities. Money market funds, certificates of deposit, and marketable securities are stated at fair value on a recurring basis. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Revenue Recognition
The Company generates revenue from the sale of subscriptions to access its software in the Company’s hosted environment, along with ongoing operations and maintenance (“O&M”) services (“Palantir Cloud”); software licenses, primarily term licenses in the customers’ environments, with ongoing O&M services
(“On-Premises
Software”); and professional services.
In accordance with Accounting Standards Codification (“ASC”) Topic 606,
Revenue from Contracts with Customers
, the Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:

•	Identification of the contract(s) with the customer, including whether collectability of the consideration is probable by considering the customers’ ability and intention to pay;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.
Each of the Company’s significant performance obligations and the Company’s application of ASC 606 to its revenue arrangements is discussed in further detail below.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

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
On-Premises
Software
Sales of the Company’s software licenses, primarily term licenses, grant customers the right to use functional intellectual property, either on their internal hardware infrastructure or on their own cloud instance, over the contractual term and are also sold together with stand-ready O&M services. The O&M services include critical updates, support, and maintenance services required to operate the software and, as such, are necessary for the software to maintain its intended utility over the contractual term. Because of this requirement, the Company has concluded that the software licenses and O&M services, which together the Company refers to as
On-Premises
Software, are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue is generally recognized over the contract term on a ratable basis.
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
Contract Liabilities
The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue or customer deposits (“contract liabilities”). Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Customer deposits consist of refundable payments received in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation. Many of the Company’s arrangements include terms that allow the customer to terminate the contract for convenience and receive a pro-rata
refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposits.
The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, the Company elected to apply the practical expedient in accordance with ASC 606 to not adjust contract consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when promised goods and services are transferred to the customer and when the customer pays for those goods and services will be one year or less. As such, the Company determined its contracts do not generally contain a significant financing component.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

Areas of Judgment and Estimation
The Company’s contracts with customers can include multiple promises to transfer goods or services to the customer. Determining whether promises are distinct performance obligations that should be accounted for separately — or not distinct within the context of the contract and, thus, accounted for together — requires significant judgment. The Company concluded that the promise to provide a software license is highly interdependent and interrelated with the promise to provide O&M services and such promises are not distinct within the context of its contracts and are accounted for as a single performance obligation as the Company’s
On-Premises
Software.
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
Costs to Obtain and Fulfill Contracts
Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. The Company recognizes a contract cost asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Costs to obtain contracts were not material in the periods presented.
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

Sales and Marketing Costs
Sales and marketing costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in sales functions, executing on pilots, and performing other brand building activities, as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, and allocated overhead. The Company generally charges all such costs to sales and marketing expense in the period incurred. Advertising costs are expensed as incurred and included in sales and marketing expense in the consolidated statements of operations. Advertising expense totaled $26.3 million for the year ended December 31, 2021 and was immaterial for the years ended December 31, 2020 and 2019.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

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
Service-Based Vesting
The Company grants RSUs and stock option awards, that vest only based upon the satisfaction of a service condition. For RSUs, the Company determines the grant-date fair value of the RSUs as the fair value of the Company’s common stock on the grant date. The Company records stock-based compensation expense for stock options and RSUs that vest only based upon the satisfaction of a service condition on a straight-line basis over the requisite service period, which is generally four years. For stock option awards, the Company uses the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company recognizes forfeitures as they occur.
Performance-Based Vesting
The Company grants awards, including RSUs, that vest upon the satisfaction of both a service condition and a performance condition. The performance-based vesting condition for the RSUs granted prior to the Company’s Direct Listing was satisfied upon the occurrence of the Direct Listing and are expensed using the accelerated attribution method over the remaining service period.

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
The Company did not make matching contributions for the years ended December 31, 2021, 2020, and 2019.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50%
likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision (benefit) for income taxes. The Company is subject to the Global Intangible Low Taxed income (“GILTI”) tax in the U.S. The Company has elected to treat taxes on future GILTI inclusions as a current period expense if and when incurred.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

For transactions that are not denominated in the local functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each reporting period. Transaction gains and losses from the remeasurement are recognized in other income (expense), net within the consolidated statements of operations.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU
2019-12,
Simplifying the Accounting for Income Taxes (Topic 740)
as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU
2019-12
removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU
2019-12
also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted ASU
2019-12
as of January 1, 2021 using transition methods allowed under each aspect of the guidance. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of December 31, 2021 and 2020, the Company’s contract liability balances were $463.3 million and $531.9 million, respectively. Revenue of $378.4 million and $477.7 million was recognized during the years ended December 31, 2021 and 2020, respectively, that was included in the contract liabilities balances as of December 31, 2020 and 2019, respectively.
Remaining Performance Obligations
The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company allows many of its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’ notice. Revenue allocated to remaining performance obligations represents noncancelable contracted revenue that has not yet been recognized, which includes deferred revenue and, in certain instances, amounts that will be invoiced. The Company has elected the practical expedient allowing the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposits, is not considered a remaining performance obligation.
The Company’s remaining performance obligations were $1.1 billion as of December 31, 2021, of which the Company expects to recognize approximately 42% as revenue over the next twelve months.
Disaggregation of Revenue
See
Note 14. Segment and Geographic Information
for disaggregated revenue by customer segment and geographic region.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

4. Investments and Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$507,317	$507,317	$—	$—
Certificates of deposit	51,892	—	51,892	—
Marketable securities	234,153	234,153	—	—

Total	$793,362	$741,470	$51,892	$—

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,075,783	$1,075,783	$—	$—
Certificates of deposit	74,097	—	74,097	—

Total	$1,149,880	$1,075,783	$74,097	$—

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
Marketable Securities
Marketable securities consist of equity securities in publicly-traded companies and are recorded at fair market value each reporting period. Realized and unrealized gains and losses are recorded in other income (expense), net on the consolidated statements of operations. During the year ended December 31, 2021, the Company recorded net unrealized losses of
$
72.8
 million
within other income (expense), net on the consolidated statements of operations.
Investments
During 2021, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase, or commit to purchase, as further discussed in
Note 9.
Commitments and Contingencies — Investment
Commitments,
shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, and commitments to purchase, the
“Investments”). In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services. The total value of such commercial contracts was

$767.9
 million
as of December 31, 2021, which is inclusive of

$116.2
 million
of contractual options. The terms of such contracts, including contractual options, range from three to ten years. The majority of these commercial contracts are subject to various termination provisions, including for convenience in the event a proposed business combination is not completed.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements
During 2021, the Company assessed the concurrent agreements under the non-monetary
guidance within
ASC 606 —
Revenue from Contracts
 with Customers
as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each
contract. The total revenue recognized from these commercial contracts during the year ended December 31, 2021 was $48.3 million.
The following table presents the details of the investments purchased under such Investment Agreements during the year ended December 31, 2021 (in thousands):

Entity (1)	Share Amount	Investment Amount
Celularity	2,000	$20,000
Faraday Future	2,500	25,000
Astrocast	1,520	5,000
BlackSky	800	8,000
Lilium	4,100	41,000
Sarcos Robotics	2,100	21,000
Roivant Sciences	3,000	30,000
Babylon Health	3,500	35,000
Bird Global	2,000	20,000
Embark Trucks	1,800	18,000
Wejo	3,500	35,000
Pear Therapeutics	1,000	10,000
Boxed	2,000	20,000
Skydweller (2)	3,000	3,000
Hyundai Oilbank (2)	676	20,000
AdTheorent	1,500	15,000

Total	34,996	$326,000

(1)	Investments are in publicly-traded marketable securities, unless otherwise noted.
(2)	Investment in privately-held company.
Alternative Investments
During the
year ended December 31, 2021, the Company purchased $50.9 million in
100-ounce
gold bars. The gold bars will initially be kept in a secure third-party facility located in the northeastern United States. The Company is able to take physical possession of the gold bars stored at the facility at any time with reasonable notice. During the year ended December 31, 2021, unrealized losses on the Company’s alternative investments were not material.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Leasehold improvements	$72,834	$85,196
Computer equipment, software, and other	16,916	22,275
Furniture and fixtures	8,358	9,976
Construction in progress	3,126	493

Total property and equipment, gross	101,234	117,940
Less: accumulated depreciation and amortization	(69,930)	(88,399)

Total property and equipment, net	$31,304	$29,541

Depreciation and amortization expense related to property and equipment, net was $12.8 million, $13.9 million, and $12.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued payroll and related expenses	$60,732	$85,466
Accrued other liabilities	95,074	73,080

Total accrued liabilities	$155,806	$158,546

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

7. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility which has been subsequently amended (the “2014 Credit Facility”). The revolving credit facility allows for the drawdown of up to

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

$400.0 million to fund working capital and general corporate expenditures. Outstanding balances under the 2014 Credit Facility incur interest at the London Interbank Offered Rate (“LIBOR”), or the applicable benchmark replacement rate, plus a margin of 2.75% per annum, subject to certain adjustments, and the Company incurs a commitment fee of 0.375% assessed on the daily average undrawn portion of revolving commitments. Interest and commitment fees are payable at the end of an interest period or at each three-month interval if the interest period is longer than three months. The 2014 Credit Facility, as amended, matures on June 4, 2023.
As of December 31, 2021, the Company had no amounts outstanding and a $400.0 million undrawn revolving credit facility. As of December 31, 2020, the Company had $200.0 million in outstanding debt.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of December 31, 2021.
8. Leases
The Company has operating leases primarily for corporate office space, and equipment. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. The Company’s leases have remaining terms up to March 2032 with renewal terms up to June 2033 or options to terminate leases within the next six years.
Supplemental balance sheet information related to lease liabilities at December 31, 2021 and 2020 was as follows (in thousands):

		As of December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2021	2020
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$216,898	$217,075

Total right-of-use assets		$216,898	$217,075
Lease liabilities:
Operating leases	Operating lease liabilities	$39,927	$29,079
	Operating lease liabilities, noncurrent	220,146	229,800

Total lease liabilities		$260,073	$258,879

The components of lease expense included in the Company’s consolidated statements of operations include (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease expense	$51,330	$53,576
Short-term lease expense	4,165	8,942
Variable lease expense	7,518	9,433
Less: Sublease income	19,957	19,769

Total lease expense, net	$43,056	$52,182

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represent temporary employee housing. Finance lease costs were not material for the years ended December 31, 2021 and 2020.
Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

	As of December 31, 2021
	Operating Lease Commitments	Less: Sublease Income	Net Lease Commitments

Year ended December 31,
2022	$53,258	$12,461	$40,797
2023	54,206	18,274	35,932
2024	44,025	16,403	27,622
2025	42,163	14,210	27,953
2026	37,045	13,748	23,297
Thereafter	92,365	57,653	34,712

Total undiscounted liabilities	323,062	132,749	190,313
Less: Imputed interest	(62,989)	—	(62,989)

Total operating lease liabilities	$260,073	$132,749	$127,324

The weighted-average remaining lease term related to the Company’s operating lease liabilities as of December 31, 2021 and 2020 was 6.9 years and 8.1 years, respectively. The weighted-average discount rate related to the Company’s operating lease liabilities as of December 31, 2021 and 2020 was 6.03% and 6.34%, respectively.
The following table sets forth the supplemental information related to the Company’s operating leases for the year ended December 31, 2021 (in thousands):

	Years Ended December 31,
	2021	2020

Cash paid for operating lease liabilities	$49,228	$58,157
Lease liabilities arising from obtaining right-of-use assets	$34,606	$17,647
Under ASC 840, during the year ended December 31, 2019, net rent expense was $38.5 million, which included sublease income of $14.8 million.

9. Commitments and Contingencies
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $76.2 million and $116.8 million as of December 31, 2021 and 2020, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of December 31, 2021, these letters of credit and guarantees had expiration dates through August 2028.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

Purchase Commitments
In December 2019, the Company entered into, and subsequently amended, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through June 30, 2029, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. As of December 31, 2021, the Company had satisfied $72.8 million of its $167.0 million commitment for the contract year ending June 30, 2022.
In June 2020, the Company entered into an additional commitment to purchase at least $45.0 million of cloud hosting services over a period of five years commencing on June 1, 2020 and ending on May 31, 2025. If the spend commitment is not met at the end of the term, the Company is obligated to pay the full amount of the outstanding balance (“shortfall payment”). The shortfall payment may be applied as a prepayment against consumption during an additional twelve-month coverage period expiring on May 31, 2026, at which time any unused amount would be forfeited. As of December 31, 2021, the Company had satisfied $10.4 million of its commitment.
Investment Commitments
The Company approved and entered into certain Investment Agreements with Investees, as further discussed in
Note 4. Investments and Fair Value
Measurements—Investments.
As
 of December 31, 2021, the Company had outstanding investment commitments, subject to the applicable terms and conditions, to purchase a total of 13.5 million shares for an aggregate purchase price of $134.5 million. The closings of certain of such Investments are contingent upon the completion of a proposed business combination between the applicable Investee and other applicable parties.
The following table presents details related to the Company’s investment commitments outstanding as of December 31, 2021 (in thousands):

Entity	Investment Agreement Date	Committed Share Amount	Committed Investment Amount

Fast Radius (1)(2)	July 18, 2021	2,000	$20,000

Tritium (1)(2)	July 27, 2021	1,500	15,000

FinAccel	August 2, 2021	1,000	10,000

Energy Vault (1)(2)	September 8, 2021	850	8,500

Electric vehicle charging company (1)	September 10, 2021	2,000	20,000

Rigetti & Co, Inc. (1)	October 6, 2021	1,000	10,000

Telecommunications company (1)	October 6, 2021	1,600	16,000

Rubicon Technologies (1)	December 15, 2021	3,500	35,000

Total		13,450	$134,500

(1)	Commercial contract contains termination for convenience clauses in the event the proposed business combination and/or the Company’s proposed investment is not completed.
(2)	The Company’s investment closed after December 31, 2021. See further discussion in Note 15. Subsequent Events.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

Litigation and Legal Proceedings
From time to time, third parties may assert patent infringement claims against the Company. In addition, from time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; securities claims; investor claims; corporate claims; class action claims; and general contract, tort, or other claims. The Company may from time to time also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, allegations, or investigations related to warranty; refund; breach of contract; breach, leak, or misuse of personal data or confidential information; employment; government procurement; intellectual property; government regulation or compliance (including but not limited to anti-corruption requirements, export or other trade controls, data privacy or data protection, cybersecurity requirements, or antitrust/competition law requirements); securities; investor; corporate; or other matters. The Company establishes an accrual for loss contingencies when the loss is both probable and reasonably estimable.
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
As of December 31, 2021 and 2020, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its O&M services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer; and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of December 31, 2021 and 2020.

1
25

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of December 31, 2021 and 2020.
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

The Company’s Class A, Class B, and Class F common stock all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by the Founders. The Class F common stock generally give the Founders the ability to control up to

49.999999
% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was
100.0
 million of the Company’s equity securities as of December 31, 2021.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of December 31, 2021.
During the year ended December 31, 2020, the Company sold a total of 206,500,523 shares of its Class A common stock at a price of $4.65 per share, for aggregate proceeds of $942.5 million, net of issuance costs of $17.7 million. Included in these sales were 107,526,881 shares of Class A common stock sold to SOMPO, a partner investor in the Company’s equity method investee, Palantir Japan.

1
26

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding

Class A Common Stock	20,000,000	1,926,589	20,000,000	1,542,058

Class B Common Stock	2,700,000	99,880	2,700,000	249,077

Class F Common Stock	1,005	1,005	1,005	1,005

Total	22,701,005	2,027,474	22,701,005	1,792,140

11. Stock-Based Compensation
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

2020 Equity Incentive Plan
In September 2020, prior to the Direct Listing, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, SARs, and performance awards to the Company’s employees, directors, and consultants. A total of 150,000,000 shares of the Company’s Class A common stock were initially reserved for issuance pursuant to the 2020 Plan. In addition, the number of shares of Class A common stock reserved for issuance under the 2020 Plan includes certain shares of common stock subject to awards under the 2010 Plan and Executive Equity Plan in the case of certain occurrences such as expirations, terminations, exercise and tax-related
withholding, or failures to vest. Shares of Class B common stock added to the 2020 Plan from the 2010 Plan or Executive Equity Plan are reserved for issuance under the Company’s 2020 Plan as Class A common stock. The number of shares of Class A common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of:

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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

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
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2021 (in thousands, except per share amounts):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Balance as of December 31, 2020	535,767	$6.12	7.99	$9,340,245
Options exercised	(178,849)	2.84	—
Options canceled and forfeited	(6,966)	5.12	—

Balance as of December 31, 2021	349,952	$7.81	9.06	$3,638,685

Options vested and exercisable as of December 31, 2021	169,563	$5.10	7.75	$2,223,706

The aggregate intrinsic value of options outstanding, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2021. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $3.8 billion, $974.2 million, and $90.7 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock on the exercise date.

There were no
options granted during the year ended December 31, 2021. The weighted average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $2.57 and $3.67 per share, respectively. The total grant-date fair value of options that vested during the years ended December 31, 2021, 2020, and 2019 was $189.5 million, $214.7 million, and $229.4 million, respectively.
As of December 31, 2021, the unrecognized expense related to options outstanding was $888.6 million, which is expected to be recognized over a weighted-average service period of eight years.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

Determination of Stock Option Fair Value
The estimated grant-date fair value of all the Company’s stock-based option awards was calculated using the Black-Scholes option-pricing model, based on the below assumptions. There were no options granted during the year ended December 31, 2021.

	Years Ended December 31,
	2020	2019

Fair value of common stock	$7.60	$6.03
Expected volatility	71.00%	65.00%
Expected term (in years)	12.04	6.36
Expected dividend yield	—%	—%
Risk-free interest rate	0.64%	1.65%
RSUs
The following table summarizes the RSU activity for the year ended December 31, 2021 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share

RSUs unvested and outstanding as of December 31, 2020	184,870	$6.97
RSUs granted	28,097	24.08
RSUs vested	(50,350)	8.36
RSUs canceled	(8,868)	8.07

RSUs unvested and outstanding as of December 31, 2021	153,749	$9.56

Prior to September 30, 2020, the Company granted RSUs with both a service-based vesting condition and a liquidity event-related performance condition which was considered a performance-based vesting condition. The stock-based compensation expense related to such RSUs is recognized using the accelerated attribution method from the grant date. The service-based vesting period for these awards varies across service providers and is up to five years. The performance-based vesting condition for the RSUs was satisfied upon the Company’s Direct Listing, which occurred on September 30, 2020. Additionally, subsequent to September 30, 2020 the Company granted RSUs with only a service based-based vesting condition. The stock-based compensation expense related to such RSUs is recognized ratably over the service period.
During the year ended December 31, 2020, the Company recognized $940.0 million in stock-based compensation expense related to RSUs, of which $769.5 million was recognized upon the Company’s Direct Listing which satisfied the performance-based vesting condition. No compensation expense related to RSUs was recognized for the year ended December 31, 2019 as the performance-based vesting condition was not achieved.

The total grant-date fair value of RSUs vested during the years ended December 31, 2021 and 2020 was $421.0 million and $531.9 million. As of December 31, 2021, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $922.4 million, which is expected to be recognized over a weighted-average service period of three years.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$68,546	$139,627	$27,904
Sales and marketing	242,910	398,205	79,215
Research and development	150,298	357,063	67,933
General and administrative	316,461	375,807	66,918
Total stock-based compensation expense	$778,215	$1,270,702	$241,970

The Company did not recognize any tax benefits related to stock-based compensation expense during the year ended December 31, 2021
,
and it recognized tax benefits of $18.2 million and $6.4 million during the years ended December 31, 2020 and 2019, respectively.

12. Income Taxes
Loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019

United States	$(514,200)	$(1,203,682)	$(580,362)
Foreign	25,706	24,655	13,091

Loss before provision for (benefit from) income taxes	$(488,494)	$(1,179,027)	$(567,271)

Provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019

Current:
Federal	$—	$—	$—
State	(88)	500	139
Foreign	(11,343)	7,249	19,435

Total current provision	(11,431)	7,749	19,574
Deferred:
Federal	(111)	—	—
State	—	—	—
Foreign	43,427	(20,385)	(7,199)

Total deferred provision	43,316	(20,385)	(7,199)

Total provision for (benefit from) income taxes	$31,885	$(12,636)	$12,375

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

A reconciliation of the expected tax provision (benefit) at the statutory federal income tax rate to the Company’s recorded tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019

Expected tax (benefit) at U.S. federal statutory rate	$(102,584)	$(247,596)	$(119,127)
State income taxes - net of federal benefit	(88)	500	139
Foreign tax rate differential	870	(4,131)	25,430
Research and development tax credits	(94,591)	(26,294)	(2,106)
Stock-based compensation	(817,839)	(194,730)	(6,069)
Non-deductible officers’ compensation	428,682	76,093	—
Change in valuation allowance	616,572	373,632	112,149
Other	863	9,890	1,959

Total provision for (benefit from) income taxes	$31,885	$(12,636)	$12,375

For the year ended December 31, 2021, the Company recorded a provision for income taxes compared to a benefit from income taxes for the year ended December 31, 2020, primarily due to the establishment of a full valuation allowance against its U.K. deferred tax assets during the fourth quarter of 2021, partially offset by a one-time
benefit related to the refund of the Company’s U.K. 2019 taxes paid based on the tax election to carry back the 2020 U.K. net tax operating losses.
For the year ended December 31, 2020, the Company recorded a benefit from income taxes compared to a provision for income taxes for the year ended December 31, 2019, primarily due to decreases in profits from our international operations and foreign benefits from stock-based compensation.
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Net operating loss carryforwards	$1,497,774	$853,861
Reserves and accruals	43,348	55,685
Tax credit carryforwards	177,402	68,626
Stock-based compensation	212,163	246,380
Lease liabilities	59,787	57,543
Depreciation and amortization	35,176	28,970

Gross deferred tax assets	2,025,650	1,311,065
Right-of-use assets	(49,665)	(48,120)

Total net deferred tax assets before valuation allowance	1,975,985	1,262,945
Valuation allowance	(1,977,565)	(1,220,093)

Net deferred tax assets	$(1,580)	$42,852

The Company performs an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

jurisdiction basis. The Company reviews the recognition of deferred tax assets on a regular basis to determine if realization of such assets is more likely than not. A valuation allowance is provided when it is more likely than not that such assets will not be realized.
For the year ended December 31, 2021, the provision for income taxes increased compared to the year ended December 31, 2020, due to the Company’s valuation allowance against its U.K. deferred tax assets. The Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets. Additionally, due to the Company’s current and projected U.K. tax losses, the Company has determined its U.K. deferred tax assets are currently not more likely than not to be realized, and accordingly, the Company established a full valuation allowance against its total net U.K. deferred tax assets.
As of December 31, 2021, the Company had U.S. federal and state net operating losses of approximately $5.9 billion and $2.9 billion, respectively. As of December 31, 2020, the Company had U.S. federal and state net operating losses of approximately $3.6 billion and $1.5 billion, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2024 through 2037 if not utilized, with the exception of $4.3 billion which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2022 through 2041 if not utilized. As of December 31, 2021, the Company has net operating losses in the U.K. of approximately $333.0 million. The U.K. net operating losses can be carried forward indefinitely.
Additionally, as of December 31, 2021, the Company had federal and California research and development credits of approximately $184.1 million and $68.7 million, respectively. As of December 31, 2020, the Company had federal and California research and development credits of approximately $
85.1
 million and $
66.0
 million, respectively. The federal research and development credits will begin to expire in the years 2027 through 2041 if not utilized and the California research and development credits have no expiration date.

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
As of December 31, 2021, the Company had an immaterial amount of earnings indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings and, accordingly, the Company does not provide for U.S. income taxes and foreign withholding tax on these earnings.
Uncertain Tax Positions
A reconciliation of the gross unrecognized tax benefits consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019

Unrecognized tax benefit beginning of year	$75,557	$31,702	$27,812
Increases in current year tax positions	19,638	43,855	6,301
Increases in prior year tax positions	967	—	114
Decreases in prior year tax positions	(30,895)	—	(1,829)
Decreases in prior year tax positions due to settlements	(197)	—	(696)
Decreases in prior year tax positions due to lapse of statute of limitations	—	—	—

Unrecognized tax benefit end of year	$65,070	$75,557	$31,702

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019, the Company recorded gross unrecognized tax benefits of $65.1 million, $75.6 million, and $31.7 million, respectively, that, if recognized, would not benefit the Company’s effective tax rate due to the valuation allowance that currently offsets deferred tax assets.

As of December 31, 2021, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.
It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has accrued immaterial interest and penalties related to uncertain tax positions as of December 31, 2021 and has not accrued interest
and
penalties related to uncertain tax positions as of December 31, 2020.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The material jurisdictions where the Company is subject to potential examination by tax authorities are the U.S. (federal and state) for tax years 2004 through 2021 and the UK for tax years 2017 through 2021.
13. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to
common stockholders (in thousands, except share and per share amounts):

	As of December 31,
	2021	2020	2019

Numerator
Net loss	$(520,379)	$(1,166,391)	$(579,646)
Less: Distributed earnings attributable to participating securities	—	—	(8,481)

Net loss attributable to common stockholders	$(520,379)	$(1,166,391)	$(588,127)
Less: Change in fair value attributable to participating securities	—	(5,483)	—

Net loss attributable to common stockholders, for diluted net loss per share	$(520,379)	$(1,171,874)	$(588,127)

Denominator
Weighted-average shares used in computing net loss per share, basic	1,923,617	977,722	576,959
Weighted-average shares used in computing net loss per share, diluted	1,923,617	979,330	576,959
Net loss per share
Net loss per share attributable to common stockholders, basic	$(0.27)	$(1.19)	$(1.02)

Net loss per share attributable to common stockholders, diluted	$(0.27)	$(1.20)	$(1.02)

Palantir Technologies Inc.
Notes to Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of
diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of December 31,
	2021	2020	2019

Options and SARs issued and outstanding	349,977	535,792	497,541
RSUs outstanding	153,749	184,870	179,495
Warrants to purchase common stock	13,042	19,068	993
Growth units outstanding	—	3,583	3,583
Redeemable convertible preferred stock	—	—	4,017
Convertible preferred stock	—	—	791,253
Warrants to purchase redeemable convertible and convertible preferred stock	—	—	21,832

Total	516,768	743,313	1,498,714

14. Segment and Geographic Information
The following reporting segment tables reflect the results of the Company’s reportable operating segments consistent with the manner in which the CODM evaluates the performance of each segment and allocates the Company’s resources. The CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

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
Financial information for each reportable segment was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Revenue:
Government	$897,356	$610,198	$345,521
Commercial	644,533	482,475	397,034

Total revenue	$1,541,889	$1,092,673	$742,555

	Years Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%

Contribution:
Government	$541,883	60%	$346,937	57%	$79,606	23%
Commercial	357,546	55%	247,320	51%	77,575	20%

Total contribution	$899,429	58%	$594,257	54%	$157,181	21%

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

The reconciliation of contribution to loss from operations is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Loss from operations	$(411,046)	$(1,173,679)	$(576,444)
Research and development expenses (1)	237,189	203,597	237,630
General and administrative expenses (1)	295,071	293,637	254,025
Total stock-based compensation expense	778,215	1,270,702	241,970

Total contribution	$899,429	$594,257	$157,181

(1)
Excludes stock-based compensation expense.

Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Years Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%

Revenue:
United States	$879,156	57%	$573,549	52%	$295,753	40%
United Kingdom	173,362	11%	132,427	12%	120,185	16%
France	85,652	6%	97,702	9%	76,220	10%
Rest of world (1)	403,719	26%	288,995	27%	250,397	34%

Total revenue	$1,541,889	100%	$1,092,673	100%	$742,555	100%

(1)
No other country represents 10%
or more of total revenue for the years ended December 31, 2021, 2020, or 2019.
Property and equipment, net is attributed to the Company’s office locations as follows (in thousands, except percentages):

	As of December 31,
	2021		2020
	Amount	%	Amount	%

Property and equipment, net:
United States	$18,728	60%	$13,268	45%
United Kingdom	8,375	27%	13,325	45%
Rest of world	4,201	13%	2,948	10%

Total property and equipment, net	$31,304	100%	$29,541	100%

Palantir Technologies Inc.
Notes to Consolidated Financial Statements

15. Subsequent Events
From January 1, 2022 to the date of this filing, the Company purchased
5.4

million shares for an aggregate purchase price of
$43.5
 m
illion,

which were reflected as commitments in
Note 9. Commitments and Contingencies- Investment Commitments
as of December 31, 2021,
as set forth in the following table (in thousands):

Entity	Share Amount	Investment Amount

Fast Radius	2,000	$20,000
Energy Vault	850	8,500
Tritium	2,500	15,000
Total investments	5,350	$43,500

13
6

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule
13a-15(f)
of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in
Part II, Item 8, “Financial Statements and Supplementary Data”
, of this Annual Report on Form
10-K.
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

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (“Proxy Statement”) and is incorporated herein by reference.
Our Board of Directors has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations page on our website, which is located at https://investors.palantir.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form
8-K
regarding amendment to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.

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
3. Exhibits
The exhibits listed below are filed as part of this Annual Report on Form
10-K
or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and restated certificate of incorporation of the registrant.	10-Q	001-39540	3.1	November 13, 2020

3.2	Amended and restated bylaws of the registrant.	10-Q	001-39540	3.2	November 13, 2020

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-248413	4.1	August 25, 2020

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 24, 2020.	S-1/A	333-248413	4.2	September 14, 2020

4.3	Form of Series I convertible preferred stock lead investor IPO warrant.	S-1	333-248413	4.6	August 25, 2020

4.4	Form of Series I convertible preferred stock IPO warrant.	S-1	333-248413	4.7	August 25, 2020

4.5*	Description of Capital Stock of Palantir Technologies Inc.

9.1	Founder Voting Agreement.	S-1/A	333-248413	9.1	September 21, 2020

9.2	Founder Voting Trust Agreement.	S-1/A	333-248413	9.2	September 18, 2020

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248413	10.1	September 9, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.2	Amendment No. 11 to Revolving Credit Agreement and Incremental Agreement, dated as of April 1, 2021, among the registrant, Palantir USG, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (including the Credit Agreement, dated as of October 7, 2014, and the Pledge and Security Agreement, dated as of December 20, 2019, each as amended and restated, and each among the registrant, Morgan Stanley Senior Funding, Inc., and the other parties thereto).	8-K	001-39540	10.1	April 2, 2021

10.3+	Palantir Technologies Inc. 2020 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.3	September 9, 2020

10.4+	Palantir Technologies Inc. Amended 2010 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.4	September 3, 2020

10.5+	Palantir Technologies Inc. 2020 Executive Equity Incentive Plan.	S-1/A	333-248413	10.7	September 9, 2020

10.6+	Palantir Technologies Inc. Outside Director Compensation Policy.	S-1/A	333-248413	10.8	September 14, 2020

10.7+	Employee Incentive Compensation Plan.	S-1/A	333-248413	10.9	September 14, 2020

10.8+	Security Program Continuation Agreement between the registrant and Alexander Karp dated June 5, 2019.	S-1/A	333-248413	10.10	September 14, 2020

21.1*	List of subsidiaries of Palantir Technologies Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inlline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith
+	Indicates a management contract or compensatory plan or arrangement
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

PALANTIR TECHNOLOGIES INC.

Date: February 24, 2022	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander C. Karp, Stephen Cohen and David Glazer, and each one of them, as their true and lawful attorneys-in-fact
and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander C. Karp
Alexander C. Karp	Chief Executive Officer and Director ( Principal Executive Officer )	February 24, 2022

/s/ Stephen Cohen
Stephen Cohen	President and Director	February 24, 2022

/s/ David Glazer
David Glazer	Chief Financial Officer ( Principal Financial Officer )	February 24, 2022

/s/ Jeffrey Buckley
Jeffrey Buckley	Chief Accounting Officer (Principal Accounting Officer )	February 24, 2022

/s/ Lauren Friedman Stat
Lauren Friedman Stat	Director	February 24, 2022

/s/ Alexander Moore
Alexander Moore	Director	February 24, 2022

Signature	Title	Date

/s/ Spencer Rascoff
Spencer Rascoff	Director	February 24, 2022

/s/ Alexandra Schiff
Alexandra Schiff	Director	February 24, 2022

/s/ Peter Thiel
Peter Thiel	Director	February 24, 2022