Form 10-Q
period 2022-03-31
Palantir Technologies Inc.
filed 2022-05-09
CIK 1321655

____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-39540
________________________________________________

Palantir Technologies Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, there were 1,946,706,268 shares of the registrant’s Class A common stock outstanding, 98,883,190 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,269,411	$2,290,674
Restricted cash	33,804	36,628
Accounts receivable	256,554	190,923
Marketable securities	252,563	234,153
Prepaid expenses and other current assets	115,042	110,872
Total current assets	2,927,374	2,863,250
Property and equipment, net	41,866	31,304
Restricted cash, noncurrent	29,222	39,612
Operating lease right-of-use assets	224,888	216,898
Other assets	95,829	96,386
Total assets	$3,319,179	$3,247,450
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,454	$74,907
Accrued liabilities	150,176	155,806
Deferred revenue	218,521	227,816
Customer deposits	232,908	161,605
Operating lease liabilities	40,045	39,927
Total current liabilities	669,104	660,061
Deferred revenue, noncurrent	33,244	40,217
Customer deposits, noncurrent	22,276	33,699
Operating lease liabilities, noncurrent	227,617	220,146
Other noncurrent liabilities	2,192	2,297
Total liabilities	954,433	956,420
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of March 31, 2022 and December 31, 2021; 1,945,140 and 1,926,589 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; 2,700,000 Class B shares authorized as of March 31, 2022 and December 31, 2021; 99,731 and 99,880 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of March 31, 2022 and December 31, 2021	2,046	2,027
Additional paid-in capital	7,953,856	7,777,085
Accumulated other comprehensive loss	(4,044)	(2,349)
Accumulated deficit	(5,587,112)	(5,485,733)
Total stockholders’ equity	2,364,746	2,291,030
Total liabilities and stockholders’ equity	$3,319,179	$3,247,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$446,357	$341,234
Cost of revenue	94,403	74,111
Gross profit	351,954	267,123
Operating expenses:
Sales and marketing	160,485	136,097
Research and development	88,601	98,471
General and administrative	142,307	146,569
Total operating expenses	391,393	381,137
Loss from operations	(39,439)	(114,014)
Interest income	547	376
Interest expense	(594)	(1,840)
Other income (expense), net	(59,870)	(4,894)
Loss before provision for income taxes	(99,356)	(120,372)
Provision for income taxes	2,023	3,102
Net loss	$(101,379)	$(123,474)
Net loss per share attributable to common stockholders, basic	$(0.05)	$(0.07)
Net loss per share attributable to common stockholders, diluted	$(0.05)	$(0.07)
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	2,036,307	1,821,158
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	2,036,307	1,821,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(101,379)	$(123,474)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,695)	3,610
Comprehensive loss	$(103,074)	$(119,864)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030
Issuance of common stock from the exercise of stock options	6,654	7	27,218	—	—	27,225
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	11,748	12	(12)	—	—	—
Stock-based compensation	—	—	149,565	—	—	149,565
Other comprehensive loss	—	—	—	(1,695)	—	(1,695)
Net loss	—	—	—	—	(101,379)	(101,379)
Balance as of March 31, 2022	2,045,876	$2,046	$7,953,856	$(4,044)	$(5,587,112)	$2,364,746

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	55,300	55	208,805	—	—	208,860
Issuance of common stock upon vesting of RSUs	10,960	11	(11)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants	736	1	(1)	—	—	—
Stock-based compensation	—	—	194,397	—	—	194,397
Other comprehensive income	—	—	—	3,610	—	3,610
Net loss	—	—	—	—	(123,474)	(123,474)
Balance as of March 31, 2021	1,860,607	$1,860	$6,892,046	$865	$(5,088,828)	$1,805,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(101,379)	$(123,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,312	3,237
Stock-based compensation	149,323	193,731
Deferred income taxes	(3)	1,846
Non-cash operating lease expense	10,142	6,477
Unrealized and realized (gain) loss from marketable securities, net	62,843	—
Other operating activities	(2,751)	771
Changes in operating assets and liabilities:
Accounts receivable	(65,867)	4,480
Prepaid expenses and other current assets	(4,320)	(9,753)
Other assets	2,891	(6,711)
Accounts payable	(47,404)	51
Accrued liabilities	(5,334)	44,488
Deferred revenue, current and noncurrent	(16,335)	(11,952)
Customer deposits, current and noncurrent	59,822	20,825
Operating lease liabilities, current and noncurrent	(10,388)	(7,132)
Other noncurrent liabilities	(75)	(3)
Net cash provided by operating activities	35,477	116,881
Investing activities
Purchases of property and equipment	(15,215)	(708)
Purchases of marketable securities	(89,500)	—
Proceeds from sales of marketable securities	8,247	—
Net cash used in investing activities	(96,468)	(708)
Financing activities
Proceeds from the exercise of common stock options	27,225	208,860
Other financing activities	16	(2,506)
Net cash provided by financing activities	27,241	206,354
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(727)	(2,197)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(34,477)	320,330
Cash, cash equivalents, and restricted cash - beginning of period	2,366,914	2,128,146
Cash, cash equivalents, and restricted cash - end of period	$2,332,437	$2,448,476

Supplemental disclosures of cash flow information
Cash paid for income taxes	$659	$878
Cash paid for interest	2	1,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization
Palantir Technologies Inc. (including its subsidiaries, “Palantir” or the “Company”) was incorporated in Delaware on May 6, 2003. The Company builds and deploys software platforms that serve as the central operating systems for its customers.
2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying condensed consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over the investee, but does not control, are accounted for using the equity method of accounting. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, loss from operations, net loss, or cash flows. The Company's fiscal year ends on December 31.
The unaudited condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022.
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
Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the identification of performance obligations in customer contracts; the valuation of deferred tax assets and uncertain tax positions; the collectability of contract consideration, including accounts receivable; the useful lives of tangible assets; and the incremental borrowing rate for operating leases. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022. There have been no significant changes to these policies during the three months ended March 31, 2022.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2022	2021
Cash and cash equivalents	$2,269,411	$2,339,437
Restricted cash	33,804	37,106
Restricted cash, noncurrent	29,222	71,933
Total cash, cash equivalents, and restricted cash	$2,332,437	$2,448,476
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses, if any. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of March 31, 2022 and December 31, 2021, it did not record an allowance for credit losses as probable losses are not expected to be material.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of March 31, 2022 and December 31, 2021 were $256.6 million and $190.9 million, respectively. Customer I represented 14% of total accounts receivable as of March 31, 2022, No other customers represented more than 10% of total accounts receivable as of March 31, 2022 or December 31, 2021.
For the three months ended March 31, 2022 and 2021, no customer represented 10% or more of total revenue.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of March 31, 2022 and December 31, 2021 the Company's contract liability balances were $506.9 million and $463.3 million, respectively. Revenue of $187.0 million and $169.5 million was recognized during the three months ended March 31, 2022 and 2021, respectively, that was included in the contract liability balances as of December 31, 2021 and 2020, respectively.
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
The Company’s remaining performance obligations were $1.2 billion as of March 31, 2022, of which the Company expects to recognize approximately 42% as revenue over the next 12 months, 41% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$365,487	$365,487	$—	$—
Certificates of deposit	8,253	—	8,253	—
Restricted cash, current and noncurrent
Certificates of deposit	38,721	$—	38,721	—
Marketable securities:
Marketable securities	252,563	252,563	—	—
Total	$665,024	$618,050	$46,974	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$507,317	$507,317	$—	$—
Certificates of deposit	6,844	—	6,844	—
Restricted cash, current and noncurrent
Certificates of deposit	45,048	—	45,048	—
Marketable securities:
Marketable securities	234,153	234,153	—	—
Total	$793,362	$741,470	$51,892	$—
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
Marketable Securities
Marketable securities consist of equity securities in publicly-traded companies and are recorded at fair market value each reporting period. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded net unrealized losses of $51.9 million and realized losses of $10.9 million within other income (expense), net on the condensed consolidated statements of operations.
Investments
Since 2021, the Company has approved and entered into certain agreements (“Investment Agreements”) to purchase, or commit to purchase, as further discussed in Note 7. Commitments and Contingencies—Investment Commitments, shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, and commitments to purchase, the “Investments”). In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services. The total value of such commercial contracts was $754.9 million as of March 31, 2022, which is inclusive of $116.2 million of

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
contractual options. The terms of such contracts, including contractual options, range from three to ten years. The majority of these commercial contracts are subject to various termination provisions, including for convenience in the event a proposed business combination is not completed.
The Company assesses the concurrent agreements under the non-monetary guidance within ASC 606—Revenue from Contracts with Customers as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The total revenue recognized from these commercial contracts during the three months ended March 31, 2022 was $39.2 million.
During the year ended December 31, 2021, the Company purchased shares for a total investment of $326.0 million. The following table presents the details of the investments purchased under such Investment Agreements during the three months ended March 31, 2022 (in thousands):

Entity (1)	Share Amount	Investment Amount
Fast Radius	2,000	$20,000
Energy Vault	850	8,500
Tritium	2,500	15,000
Rigetti	1,000	10,000
Allego	2,000	20,000
Starry Group Holdings	2,133	16,000
Total	10,483	$89,500
—————
(1) Investments are in publicly-traded marketable securities.
Alternative Investments
During the year ended December 31, 2021, the Company purchased $50.9 million in 100-ounce gold bars. The gold bars are kept in a secure third-party facility located in the northeastern United States. The Company is able to take physical possession of the gold bars stored at the facility at any time with reasonable notice.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Leasehold improvements	$74,730	$72,834
Computer equipment, software, and other	24,424	16,916
Furniture and fixtures	8,774	8,358
Construction in progress	3,683	3,126
Total property and equipment, gross	111,611	101,234
Less: accumulated depreciation and amortization	(69,745)	(69,930)
Total property and equipment, net	$41,866	$31,304
Depreciation and amortization expense related to property and equipment, net was $3.9 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued payroll and related expenses	$46,741	$60,732
Accrued other liabilities	103,435	95,074
Total accrued liabilities	$150,176	$155,806
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”), including most recently on March 31, 2022 (the “March 2022 Amendment”). The March 2022 Amendment provides for, among other things, an extension of the revolving loan facility maturity date to March 31, 2027 and an increase of $100.0 million to the lenders’ revolving commitments for total revolving commitments of $500.0 million. The 2014 Credit Facility allows for the drawdown of up to $500.0 million to fund working capital and general corporate expenditures. Outstanding balances under the 2014 Credit Facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement), plus 2.00% or a base rate plus 1.00%, subject to certain adjustments. The Company incurs a commitment fee of 0.30% assessed on the daily average undrawn portion of revolving commitments. Applicable interest and commitment fees are payable quarterly or more or less frequently in certain circumstances. The 2014 Credit Facility also allows for an incremental loan facility of additional term loans or revolving loans in an aggregate principal amount up to the amount and upon the terms and conditions set forth therein with one or more existing or new lenders upon mutual agreement between the Company and such lenders.
As of March 31, 2022, the Company had no outstanding debt balances and $500.0 million undrawn revolving commitments under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of March 31, 2022.
7. Commitments and Contingencies
Purchase Commitments
In December 2019, the Company entered into, and subsequently amended, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through June 30, 2029, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. As of March 31, 2022, the Company had satisfied $115.2 million of its $167.0 million commitment for the contract year ending June 30, 2022.
Investment Commitments
The Company approved and entered into certain Investment Agreements with Investees, as further discussed in Note 4. Investments and Fair Value Measurements—Investments. As of March 31, 2022, the Company had an outstanding investment commitment relating to Rubicon, effective as of December 15, 2021, subject to the applicable terms and conditions, to purchase a total of 3.5 million shares for an aggregate purchase price of $35.0 million. The closing of such investment commitment is contingent upon the completion of a proposed business combination by and among Rubicon and other applicable parties. The Company’s commercial contract with Rubicon contains termination for convenience clauses in the event the proposed business combination or the Company’s proposed investment is not completed.
Litigation and Legal Proceedings
From time to time, third parties may assert patent infringement claims against the Company. In addition, from time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company believes the lawsuit brought by the KT4 Plaintiffs is without merit and is vigorously defending itself against it. Given the uncertainty of litigation, it may be reasonably possible that the Company will incur a loss with regards to the matter; however, it cannot currently estimate a range of possible losses. Accordingly, the Company is unable at this time to estimate the ultimate impact of the litigation on its financial condition, results of operations, or cash flows.
As of March 31, 2022, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $63.0 million and $76.2 million as of March 31, 2022 and December 31, 2021, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of March 31, 2022, these letters of credit and guarantees had expiration dates through August 2031.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its operations and maintenance (“O&M”) services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer; and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of March 31, 2022 and December 31, 2021.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of March 31, 2022 and December 31, 2021.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
8. Stockholders' Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company's capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of March 31, 2022.
Holders of the common stock are entitled to dividends when, as and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of March 31, 2022.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	1,945,140	20,000,000	1,926,589
Class B Common Stock	2,700,000	99,731	2,700,000	99,880
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,045,876	22,701,005	2,027,474
9. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2022 (in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	349,952	$7.81	9.06	$3,638,685
Options exercised	(6,654)	4.09	—
Options canceled and forfeited	(823)	4.81	—
Balance as of March 31, 2022	342,475	$7.89	8.91	$1,999,422
Options vested and exercisable as of March 31, 2022	172,081	$5.29	7.74	$1,452,249
As of March 31, 2022, the unrecognized expense related to options outstanding was $842.8 million, which is expected to be recognized over a weighted-average service period of eight years.
RSUs
The following table summarizes the RSU activity for the three months ended March 31, 2022 (in thousands, except per share amounts):

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2021	153,749	$9.56
RSUs granted	1,373	16.01
RSUs vested and converted to shares	(11,748)	8.50
RSUs canceled	(1,607)	8.56
Balance as of March 31, 2022	141,767	$9.73
As of March 31, 2022, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $824.4 million, which the Company expects to recognize over a weighted-average service period of three years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$11,677	$15,977
Sales and marketing	49,272	57,286
Research and development	26,905	37,874
General and administrative	61,469	82,594
Total stock-based compensation expense	$149,323	$193,731
10. Income Taxes
The Company recorded a provision for income taxes of $2.0 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of March 31, 2022 differs from the U.S. statutory rate primarily due to the valuation allowance recorded on its losses from the U.S. and other jurisdictions, foreign income taxed at different rates, non-deductible stock-based compensation, and foreign withholding taxes. The provision for income taxes decreased by $1.1 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to decreases in profits from the Company’s international operations offset by an increase in foreign withholding taxes.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company believes that it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realized. Accordingly, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of March 31, 2022.
Provisions enacted in the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five and fifteen years, respectively. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods. However, there is no assurance that the provision will be deferred, repealed or otherwise modified. The effect of the requirement did not have a material impact on our income tax provision.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to common stockholders, for diluted net loss per share	$(101,379)	$(123,474)
Denominator
Weighted-average shares used in computing net loss per share, basic	2,036,307	1,821,158
Weighted-average shares used in computing net loss per share, diluted	2,036,307	1,821,158
Net loss per share
Net loss per share attributable to common stockholders, basic	$(0.05)	$(0.07)
Net loss per share attributable to common stockholders, diluted	$(0.05)	$(0.07)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of March 31,
	2022	2021
Options and stock appreciation rights issued and outstanding	342,475	477,602
RSUs outstanding	140,793	174,523
Warrants to purchase common stock	13,042	18,253
Total	496,310	670,378
12. Segment and Geographic Information
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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Government	$241,790	$208,420
Commercial	204,567	132,814
Total revenue	$446,357	$341,234

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2022	2021
Contribution:
Government	$139,810	$131,746
Commercial	112,608	72,543
Total contribution	$252,418	$204,289
The reconciliation of contribution to loss from operations is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Loss from operations	$(39,439)	$(114,014)
Research and development expenses (1)	61,696	60,597
General and administrative expenses (1)	80,838	63,975
Total stock-based compensation expense	149,323	193,731
Total contribution	$252,418	$204,289
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Revenue:
United States	$272,913	61%	$198,447	58%
United Kingdom	49,902	11%	34,385	10%
Rest of world (1)	123,542	28%	108,402	32%
Total revenue	$446,357	100%	$341,234	100%
—————
(1) No other country represents 10% or more of total revenue for the three months ended March 31, 2022 or 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “can,” “would,” “intend,” “target,” “goal,” “outlook,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding financial performance and liquidity, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses, stock-based compensation, our ability to achieve and maintain future profitability, and cash flows;
•our ability to successfully execute our business and growth strategy;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•the demand for our platforms in general;
•our ability to increase our number of customers and revenue generated from customers;
•our expectations regarding the future contribution margin of our existing and future customers;
•our expectations regarding our ability to quickly and effectively integrate our platforms for our existing and future customers;
•our ability to develop new platforms, and enhancements to existing platforms, and bring them to market in a timely manner;
•our market share, category positions, and market trends, including our ability to grow our business in large government and commercial organizations, including our expectations regarding the impact of Federal Acquisition Streamlining Act of 1994 (“FASA”);
•our ability to compete with existing and new competitors in existing and new markets and products;
•our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our platforms;
•our expectations regarding litigation and legal and regulatory matters;
•our expectations regarding our ability to meet existing performance obligations and maintain the operability of our products;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, data protection, and cybersecurity;
•our expectations regarding new and evolving markets;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platforms;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties, including our customers, equity method investment partners, and vendors;
•our expectations regarding our recent investments in, and enterprise agreements with, various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities;
•our ability to maintain, protect, and enhance our intellectual property;
•our expectations regarding our multi-class stock and governance structure and the benefits thereof;
•the impacts of the ongoing coronavirus (“COVID-19” or “COVID”) pandemic and the ongoing Russian invasion of Ukraine, including on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate; and
•the increased expenses associated with being a public company.
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
In addition to the investments we have made in our platforms, we plan to continue to expand our ability to sell our subscriptions globally by investing in resources to address the business needs of local markets, including by increasing our sales and marketing functions and activities, expanding our ecosystem of service partners to support local deployments, and investing in personnel to support our growing customer base and product offerings.
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
We regularly evaluate partnerships and investment opportunities in complementary businesses, employee teams, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, we have approved and entered into strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase, or commit to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, and commitments to purchase, the “Investments”). See further discussion in Note 4. Investments and Fair Value Measurements and Note 7. Commitments and Contingencies—Investment Commitments.
Our Business
Our customers pay us to use the software platforms we have built. While we generally offer contract terms of one to five years in length, our customers sometimes enter into shorter-term contracts. Revenue is generally recognized ratably over the contract term. Many of our customer contracts contain termination for convenience provisions.
For the three months ended March 31, 2022, we generated $446.4 million in revenue, reflecting a 31% growth rate from the three months ended March 31, 2021, when we generated $341.2 million in revenue.
Our operating results continued to improve, including when adjusting for stock-based compensation. In the three months ended March 31, 2022, we incurred losses from operations of $39.4 million, or generated adjusted income from operations of $117.4 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended March 31, 2021, we incurred losses from operations of $114.0 million, or generated adjusted income from operations of $116.6 million when excluding stock-based compensation and related employer payroll taxes.

In the three months ended March 31, 2022, our gross profit was $352.0 million, reflecting a gross margin of 79%, or 81% when excluding stock-based compensation. In the three months ended March 31, 2021, our gross profit was $267.1 million, reflecting a gross margin of 78%, or 83% when excluding stock-based compensation.
For more information about our adjusted income or loss from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, excluding stock-based compensation, as well as reconciliations from loss from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended March 31, 2022, we had 277 customers, including companies in various commercial sectors and government agencies around the world. During the period ended March 31, 2021, we had 149 customers.
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
We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies, and are expanding our partnerships with early- and growth-stage companies. Our average revenue for the top twenty customers during the trailing twelve months ended March 31, 2022 was $44.6 million, which grew 24% from an average of $36.1 million in revenue from the top twenty customers during the trailing twelve months ended March 31, 2021, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. In the three months ended March 31, 2022, 54% of our revenue came from government agencies and 46% came from commercial customers. In the three months ended March 31, 2022, we generated 61% of our revenue from customers in the United States and the remaining 39% from non-U.S. customers.
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
COVID-19 Impact
As a result of the ongoing COVID-19 pandemic, we continue to take precautionary measures in order to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which initially included the suspension of all non-essential business travel of employees and the temporary closure of all of our major offices. Although the majority of our workforce worked remotely, there was minimal disruption in our ability to ensure the effective operation of our software platforms. As local conditions and public health guidance permits, we are reopening our offices and allowing business travel to resume, while continuing to closely monitor developments around the evolving nature of the pandemic.

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

We saw decreases in our travel and office-related expenditures, including during the temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing COVID-19 pandemic. However, improvement of our contribution metric has also been driven by the expansion of existing customer accounts, improved sales efficiency, and the increasing deployment of centralized hosting and other software deployment infrastructure. While we expect our travel and office-related expenditures to increase moving forward, we do not expect such expenditures to return to their pre-pandemic levels, given that we have made significant investments in enabling employees to work with customers remotely.

See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, and in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022, for further discussion of the impact of the COVID-19 pandemic on our business.
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
We believe that our contribution margin provides an important measure of the efficiency of our operations over time. We have included contribution margin because it is a key measure used by our management to evaluate our performance, and we believe that it also provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Our calculation of contribution margin may differ from similarly titled measures, if any, reported by other companies. Contribution margin should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Contribution Margin
The following table provides a reconciliation of contribution margin for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Loss from operations	$(39,439)	$(114,014)
Add:
Research and development expenses (1)	61,696	60,597
General and administrative expenses (1)	80,838	63,975
Total stock-based compensation expense	149,323	193,731
Total contribution	$252,418	$204,289
Contribution margin	57%	60%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Gross profit	$351,954	$267,123
Add: stock-based compensation	11,677	15,977
Gross profit, excluding stock-based compensation	$363,631	$283,100
Gross margin, excluding stock-based compensation	81%	83%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Loss from operations	$(39,439)	$(114,014)
Add: stock-based compensation	149,323	193,731
Add: employer payroll taxes related to stock-based compensation	7,506	36,866
Adjusted income from operations	$117,390	$116,583
Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to access our software in our hosted environment with operating and maintenance (“O&M”) services (“Palantir Cloud”), software subscriptions in our customers’ environments with ongoing O&M services (“On-Premises Software”), and professional services.
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
We expect that cost of revenue will increase in absolute dollars as our revenue grows and will vary from period to period as a percentage of revenue.
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
Our operating segments are described below:
•Commercial: This segment primarily serves customers working in non-government industries.
•Government: This segment primarily serves customers that are U.S. government and non-U.S. government agencies.
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
Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$446,357	$341,234
Cost of revenue (1)	94,403	74,111
Gross profit	351,954	267,123
Operating expenses:
Sales and marketing (1)	160,485	136,097
Research and development (1)	88,601	98,471
General and administrative (1)	142,307	146,569
Total operating expenses	391,393	381,137
Loss from operations	(39,439)	(114,014)
Interest income	547	376
Interest expense	(594)	(1,840)
Other income (expense), net	(59,870)	(4,894)
Loss before provision for income taxes	(99,356)	(120,372)
Provision for income taxes	2,023	3,102
Net loss	$(101,379)	$(123,474)
————
(1) Includes stock-based compensation expense.

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	21	22
Gross margin	79	78
Operating expenses:
Sales and marketing	36	40
Research and development	20	28
General and administrative	32	43
Total operating expenses	88	111
Loss from operations	(9)	(33)
Interest income	—	—
Interest expense	—	(1)
Other income (expense), net	(13)	(1)
Loss before provision for income taxes	(22)	(35)
Provision for income taxes	1	1
Net loss	(23)%	(36)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenue:
Government	$241,790	$208,420	$33,370	16%
Commercial	204,567	132,814	71,753	54%
Total revenue	$446,357	$341,234	$105,123	31%
Revenue increased by $105.1 million, or 31%, for the three months ended March 31, 2022 compared to the same period in 2021. Revenue from government customers increased by $33.4 million, or 16%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily from customers in the United States. Of the increase, $33.0 million was from government customers existing as of December 31, 2021. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. Revenue from commercial customers increased by $71.8 million, or 54%, for the three months ended March 31, 2022 compared to the same period in 2021. Of the increase, $53.8 million was from existing customers as of December 31, 2021, of which $26.8 million was revenue from customers with which we have entered into concurrent Investment Agreements. For additional information, see Note 4. Investments and Fair Value Measurements and Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Cost of revenue	$94,403	$74,111	$20,292	27%
Gross profit	351,954	267,123	84,831	32%
Gross margin	79%	78%	1%
Cost of revenue for the three months ended March 31, 2022 increased by $20.3 million, or 27%, compared to the same period in 2021. The increase was primarily due to increases of $14.3 million in third-party cloud hosting services driven by increased usage by existing customers and $5.4 million in field service representatives and other direct deployment costs mainly related to new projects. These increases were partially offset by a decrease of $6.9 million in stock-based compensation expense.
Our gross margin for the three months ended March 31, 2022 increased from 78% for the same period in 2021 to 79% as a result of increased efficiencies in supporting revenue growth at our customer deployments, for example from making investments in our platforms as well as a lower rate of increase in cost of revenue partially driven by a decrease in stock-based compensation expense.
Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Sales and marketing	$160,485	$136,097	$24,388	18%
Research and development	88,601	98,471	(9,870)	(10)%
General and administrative	142,307	146,569	(4,262)	(3)%
Total operating expenses	$391,393	$381,137	$10,256	3%
Sales and Marketing
Sales and marketing expenses increased by $24.4 million, or 18%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to increases of $18.9 million in payroll and other payroll-related costs driven by an increase in headcount attributable to our sales and marketing function, $11.0 million in marketing and advertising expenses, and $7.7 million in office-related expenses and travel costs largely driven by the reduction in COVID-19 restrictions. These increases were partially offset by a decrease of $17.5 million in stock-based compensation expense.
Research and Development
Research and development expenses decreased by $9.9 million, or 10%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $20.1 million in stock-based compensation expense; partially offset by an increase of $4.7 million in payroll and other payroll-related costs primarily driven by an increase in headcount attributable to our research and development function.
General and Administrative
General and administrative expenses decreased by $4.3 million, or 3%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $29.3 million in stock-based compensation expense, partially offset by increases of $9.6 million in professional service fees, $7.0 million in office-related expenses and travel costs largely driven by the reduction in COVID-19 restrictions, and $4.9 million in payroll and other payroll-related costs driven by an increase in headcount attributable to our general and administrative functions.
Stock-Based Compensation

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Cost of revenue	$11,677	$15,977	$(4,300)	(27)%
Sales and marketing	49,272	57,286	(8,014)	(14)%
Research and development	26,905	37,874	(10,969)	(29)%
General and administrative	61,469	82,594	(21,125)	(26)%
Total stock-based compensation expense	$149,323	$193,731	$(44,408)	(23)%
Stock-based compensation expenses decreased by $44.4 million, or 23%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily driven by lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date of our direct listing, during the three months ended March 31, 2022 compared to the same period in 2021, and lower expense due to options becoming fully vested over time.

Interest Income

	Three Months Ended March 31,		Change
	2022	2021	Amount
Interest income	$547	$376	$171
Interest income increased by $0.2 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount
Interest expense	$(594)	$(1,840)	$1,246
Interest expense decreased by $1.2 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the full repayment of the outstanding debt balance during the second quarter of 2021.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021	Amount
Other income (expense), net	$(59,870)	$(4,894)	$(54,976)
Other income (expense), net changed by $55.0 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to unrealized losses, net from our investments in marketable securities.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount
Provision for income taxes	$2,023	$3,102	$(1,079)
Provision for income taxes decreased by $1.1 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to decreases in non-US income tax expense partially offset by an increase in foreign withholding taxes.
Liquidity and Capital Resources
We generated positive cash flow from operations for the three months ended March 31, 2022 as our customer billing cycles have continued to normalize and our growth in customer collections outpaced our cash operating expenses. We had $2.3 billion in cash and cash equivalents available as of March 31, 2022. We believe that cash flows generated from operations, cash, cash equivalents, available funds and access to financing sources, including our revolving credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Historically, we generated negative cash flows from operations and financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers.
As of March 31, 2022, our accumulated deficit balance was $5.6 billion, and our principal sources of liquidity were $2.3 billion of cash and cash equivalents.
As of March 31, 2022, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our revolving credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including, but not limited to the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, as of March 31, 2022, our approved investment commitments outstanding totaled $35.0 million, which are in addition to the investments we made during the period, and we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$35,477	$116,881
Investing activities	(96,468)	(708)
Financing activities	27,241	206,354
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(727)	(2,197)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(34,477)	$320,330
Operating Activities
Net cash provided by operating activities was $35.5 million and $116.9 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily driven by timing of the receipt of payments from our customers, and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $96.5 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash used by investing activities was primarily due to purchases of marketable securities of $89.5 million.
Financing Activities
Net cash provided by financing activities was $27.2 million and $206.4 million for the three months ended March 31, 2022 and 2021, respectively, each of which primarily consisted of proceeds from the exercise of common stock options.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities, non-cancelable purchase commitments related to third-party cloud hosting services, and commitments to invest in shares of various entities, certain of which are contingent upon certain business combinations. For additional information, refer to Note 7. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as already disclosed in Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2021. See our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022, for additional information regarding the Company’s contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022.

Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, if any, refer to Note 2. Significant Accounting Policies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in the value of our investments, interest rates, foreign exchange, and inflation.
Market Risk
As of March 31, 2022, we had outstanding investments in marketable securities valued at $252.6 million. We have sold, and may continue to sell, some or all of our existing Investments. These Investments are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these Investments may fluctuate depending on the financial outcome and prospects of the Investees, as well as global market conditions including recent and ongoing volatility related to the impacts of COVID-19 and the Russian invasion of Ukraine. Additionally, investing in early- or growth- stage companies carries inherent risks because, among other things, the technologies or products that are being developed by these companies are typically in the early phases and may never materialize or they may not achieve their growth or other business objectives, and they may experience a decline in financial condition, which could result in a loss of all or a substantial part of our investment in these companies. We record gains or losses as the fair value of these Investments change and as we sell them. We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, and as such gains and losses are realized. During the three months ended March 31, 2022, net unrealized losses of $51.9 million related to marketable securities were recorded in other income (expense), net on our condensed consolidated statements of operations. We do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies.
Interest Rate Risk
Our cash, cash equivalents, and restricted cash consist of cash, certificates of deposit, and money market funds. Our primary investment policy and strategies are focused on the preservation of capital and supporting our liquidity requirements; however, to a lesser extent we have made and may continue to make investments in early- and growth-stage companies, as disclosed in Note 4. Investments and Fair Value Measurements and Note 7. Commitments and Contingencies—Investment Commitments in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
For information on legal proceedings, refer to Note 7. Commitments and Contingencies—Litigation and Legal Proceedings in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:
•we have incurred losses each year and we may not become profitable in the future;
•we may not be able to sustain our revenue growth rate;
•our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable;
•a limited number of customers account for a substantial portion of our revenue;
•our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis;
•seasonality may cause fluctuations in our results of operations and financial position;
•our platforms are complex and may have a lengthy implementation process;
•we may not successfully develop and deploy new technologies to address the needs of our customers;
•our platforms must operate with third-party products and services;
•we may be unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand;
•we may be unable to successfully build, expand, and deploy our marketing and sales organization;
•we may not be able to maintain and enhance our brand and reputation;
•unfavorable news or social media coverage may harm our reputation and business;
•exclusive arrangements or unique terms with customers or partners may result in significant risks or liabilities to us;
•we face intense competition in our markets;
•we may be unable to maintain or properly manage our culture as we grow;
•we may not enter into relationships with potential customers if we consider their activities to be inconsistent with our organizational mission or values;
•joint ventures, channel sales relationships, platform partnerships, and strategic alliances may be unsuccessful;
•we may not be successful in executing our strategy to increase our sales to larger customers;

•breach of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems or unauthorized access to data;
•the COVID-19 pandemic may continue to significantly affect our business and operations;
•the market for our platforms and services may develop more slowly than we expect;
•we have made and may continue to make strategic investments to support key business initiatives, including in privately-held and publicly-traded companies, as well as alternative investments, and we may not realize a return on these investments;
•issues raised by the use of artificial intelligence in our platforms may result in reputational harm or liability;
•we depend on computing infrastructure of third parties and they may experience errors, disruption, performance problems, or failure;
•we may fail to adequately obtain, maintain, protect, and enforce our intellectual property and other proprietary rights;
•we may be subject to intellectual property rights claims;
•there may be real or perceived errors, failures, defects, or bugs in our platforms;
•we rely on the availability of third-party technology that may be difficult to replace or that may cause errors;
•our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters;
•our non-U.S. sales and operations subject us to additional risks and regulations;
•we may encounter unfavorable outcomes in legal, regulatory, and administrative inquiries and proceedings;
•we may fail to receive and maintain government contracts or there may be changes in the contracting or fiscal policies of the public sector;
•many of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance;
•we may not realize the full deal value of our customer contracts;
•there may be a decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards; and
•the multi-class structure of our common stock, the Founder Voting Trust Agreement and the Founder Voting Agreement concentrate voting power with certain stockholders, in particular, our Founders and their affiliates.
Risks Related to Our Business and Industry
We have incurred losses each year since our inception, we expect our operating expenses to increase, and we may not become profitable in the future.
We have incurred losses each year since our inception as reflected in our condensed consolidated statements of operations included elsewhere in this filing, and we may never achieve or maintain profitability. In addition, our operating expenses have increased over time. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model often requires us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them, which may result in no or minimal future revenue. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations.
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
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms, and there is no guarantee that we will be able to convert customers from these short-term pilot deployments to full revenue-generating contracts. In addition, we have a growing direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about economic conditions (including as a result of the ongoing COVID-19 pandemic or geopolitical tensions), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 18% and 25% of our revenue for the years ended December 31, 2021 and 2020, respectively, and 17% and 20% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Our top three customers by revenue, for the three months ended March 31, 2022, have been with us for an average of five years as of March 31, 2022. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
We typically close a large portion of our sales in the last several weeks of a quarter, which impacts our ability to plan and manage margins and cash flows. Our sales cycle is often long, and it is difficult to predict exactly when, or if, we will actually make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our contracts. The timing of customer billing and payment varies from contract to contract. A delay in the timing of receipt of such collections, or a default on a large contract, may negatively impact our liquidity for the period and in the future. Because a substantial portion of our expenses are relatively fixed in the short-term and require time to adjust, our results of operations and liquidity would suffer if revenue falls below our expectations in a particular period.
Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:
•The success of our sales and marketing efforts, including the success of our pilot deployments;
•Our ability to increase our contribution margins;
•The timing of expenses and revenue recognition;
•The timing and amount of payments received from our customers;
•Termination of one or more large contracts by customers, including for convenience;
•The time and cost-intensive nature of our sales efforts and the length and variability of sales cycles;

•The amount and timing of operating expenses related to the maintenance and expansion of our business and operations;
•The timing and effectiveness of new sales and marketing initiatives;
•Changes in our pricing policies or those of our competitors;
•The timing and success of new products, features, and functionality introduced by us or our competitors;
•Interruptions or delays in our O&M services;
•Cyberattacks and other actual or perceived data or security breaches or incidents;
•Our ability to hire and retain employees, in particular, those responsible for operations and maintenance of and the selling or marketing of our platforms, and develop and retain talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time and provide sales leadership in areas in which we are expanding our sales and marketing efforts;
•The amount and timing of our stock-based compensation expenses;
•Changes in the way we organize and compensate our sales teams;
•Changes in the way we operate and maintain our platforms;
•Unforeseen negative results in operations from our partnerships, including those accounted for under the equity method;
•Changes in the competitive dynamics of our industry;
•The cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;
•Changes in laws and regulations that impact our business, such as the Federal Acquisition Streamlining Act of 1994 (“FASA”);
•Indemnification payments to our customers or other third parties;
•Ability to scale our business with increasing demands;
•The timing of expenses related to any future acquisitions; and
•General economic, regulatory, and market conditions, including the impacts of the COVID-19 pandemic and the ongoing Russian invasion of Ukraine and related economic sanctions and regional instability.
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
Seasonality may cause fluctuations in our results of operations and financial position.
Historically, the first quarter of our year generally has relatively lower sales, and sales generally increase in each subsequent quarter with substantial increases during our third and fourth quarters ending September 30 and December 31, respectively. We believe that this seasonality results from a number of factors, including:
•The fiscal year end procurement cycle of our government customers, and in particular U.S. government customers which have a fiscal year end of September 30;
•The fiscal year budgeting process for our commercial customers, many of which have a fiscal year end of December 31;
•Seasonal reductions in business activity during the summer months in the United States, Europe, and certain other regions; and
•Timing of projects and our customers’ evaluation of our work progress.
This seasonality has historically impacted and may in the future continue to impact the timing of collections and recognized revenue. Because a significant portion of our customer contracts are typically finalized near the end of the year, and we typically invoice customers shortly after entering into a contract, we may receive a portion of our customer payments near the end of the year and record such payment as an increase in contract liabilities, while the revenue from our customer contracts is generally recognized over the contract term. While we have historically billed and collected payments for multiple contract years from certain customers in advance, we have and may continue to shift to collecting payments on an annual or other basis.
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
Our new and existing platforms and changes to our existing platforms could fail to attain sufficient market acceptance for many reasons, including:
•Our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;
•Product defects, errors, or failures or our inability to satisfy customer service level requirements;
•Negative publicity or negative private statements about the security, performance, or effectiveness of our platforms or product enhancements;
•Delays in releasing to the market our new offerings or enhancements to our existing offerings, including new product modules;
•Introduction or anticipated introduction of competing platforms or functionalities by our competitors;
•Inability of our platforms or product enhancements to scale and perform to meet customer demands;
•Receiving qualified or adverse opinions in connection with security or penetration testing, certifications or audits, such as those related to IT controls and security standards and frameworks or compliance;
•Poor business conditions for our customers, causing them to delay software purchases;
•Reluctance of customers to purchase proprietary software products;
•Reluctance of our customers to purchase products hosted by our vendors and/or service interruption from such providers; and
•Reluctance of customers to purchase products incorporating open source software.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,057 full-time employees as of March 31, 2022, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Our ability to compete in the highly competitive technology industry depends upon our ability to attract, motivate, and retain qualified personnel. We are highly dependent on the continued contributions and customer relationships of our management, and particularly on the services of Alexander Karp, our Chief Executive Officer. Mr. Karp was part of our founding team and has been integral to our growth since our founding. We believe that Mr. Karp’s management experience would be difficult to replace. All of our executive officers and many key personnel are at-will employees and may terminate their employment relationship with us at any time. The loss of the services of our key personnel and any of our other executive officers, and our inability to find suitable replacements, could result in a decline in sales, delays in product development, and harm to our business and operations.
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
We face intense competition for qualified personnel, especially engineering personnel, in major U.S. markets, where a large portion of our personnel are based, as well as in other non-U.S. markets where we have expanded or expect to expand our non-U.S. operations. We incur costs related to attracting, relocating, and retaining qualified personnel in these highly competitive markets, including leasing real estate in prime areas in these locations. Further, many of the companies with which we compete for qualified personnel have greater resources than we have. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is less attractive than that of our competitors, it may adversely affect our ability to recruit and retain highly skilled personnel. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit outside of the United States. We seek to retain and motivate existing personnel through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and operations could be harmed.

Volatility or lack of appreciation in the trading price of our Class A common stock may also affect our ability to attract and retain qualified personnel. Many of our senior personnel and other key personnel hold equity awards that have vested in part or are exercisable, which could adversely affect our ability to retain these personnel. Personnel may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs have significantly appreciated in value. In addition, many of our personnel may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.
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
Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be harmful, has resulted in public criticism, including from political and social activists, and unfavorable coverage in the media. Activists have also engaged in public protests at our properties. Activist criticism of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists. Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:
•cause certain customers to cease doing business with us;
•impair our ability to attract new customers, or to expand our relationships with existing customers;
•diminish our ability to recruit, hire, or retain employees;
•undermine our standing in professional communities to which we contribute and from which we receive expert knowledge; or
•prompt us to cease doing business with certain customers.
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
We expect that we may change our pricing model from time to time, including as a result of competition, global economic conditions, general reductions in our customers’ spending levels, pricing studies, or changes in how our platforms are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing platforms and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our platforms and services to larger organizations, these larger organizations may demand substantial price concessions. As we expand access to our products to early- or growth-stage companies, our pricing model and product and service offerings for such customers have been, and will continue to be, tailored to be attractive for such customers. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.
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
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•Greater name recognition, longer operating histories, and larger customer bases;

•Larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;
•Broader, deeper, or otherwise more established relationships with technology, channel and distribution partners, and customers;
•Wider geographic presence or greater access to larger potential customer bases;
•Greater focus in specific geographies;
•Lower labor and research and development costs;
•Larger and more mature intellectual property portfolios; and
•Substantially greater financial, technical, and other resources to provide services, to make acquisitions, and to develop and introduce new products and capabilities.
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
If we are not successful in executing our sales strategy our results of operations may suffer.
An important part of our growth strategy is to increase sales of our platforms to large enterprises and government entities. Sales to large enterprises and government entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:
•Increased leverage held by large customers in negotiating contractual arrangements with us;
•Changes in key decision makers within these organizations that may negatively impact our ability to negotiate in the future;
•Customer IT departments may perceive that our platforms and services pose a threat to their internal control and advocate for legacy or internally developed solutions over our platforms;
•Resources may be spent on a potential customer that ultimately elects not to purchase our platforms and services;
•More stringent requirements in our service contracts, including stricter service response times, and increased penalties for any failure to meet service requirements;
•Increased competition from larger competitors, such as defense contractors, system integrators, or large software and service companies that traditionally target large enterprises and government entities and that may already have purchase commitments from those customers; and
•Less predictability in completing some of our sales than we do with smaller customers.
Large enterprises and government entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over twelve months, requiring approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization. Due to the length, size, scope, and stringent requirements of these evaluations, we typically provide short-term pilot deployments of our platforms at no or low cost initially. We sometimes spend substantial time, effort, and money in our sales efforts without producing any sales. The success of the investments that we make in the earlier stages of our sales cycle depends on factors such as our ability to identify potential customers for which our platforms have an opportunity to add significant value to the customer’s organization, our ability to identify and agree with the potential customer on an appropriate pilot deployment to demonstrate the value of our platforms, and whether we successfully execute on such pilot deployment. Even if the pilot deployment is successful, we or the customer could choose not to enter into a larger contract for a variety of reasons. For example, product purchases by large enterprises and government entities are frequently subject to budget constraints, leadership changes, multiple approvals, and unplanned administrative, processing, and other delays, any of which could significantly delay or entirely prevent our realization of sales. Finally, large enterprises and government entities typically (i) have longer implementation cycles, (ii) require greater product functionality and scalability and a broader range of services, including design services, (iii) demand that vendors take on a larger share of risks, (iv) sometimes require acceptance provisions that can lead to a delay in revenue recognition, (v) typically have more complex IT and data environments, and (vi) expect greater payment flexibility from vendors. Customers, and sometimes we, may also engage third parties to be the users of our platforms, which may result in contractual complexities and risks, require additional investment of time and human resources to train the third parties and allow third parties (who may be building competitive projects or engaging in other competitive activities) to influence our customers’ perception of our platforms. All these factors can add further risk to business conducted with these customers. If sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

In addition, part of our growth strategy involves supporting a broader set of potential customers, including early- and growth-stage companies. Sales to early- and growth-stage companies often involve risks that vary from those present with sales to large or otherwise established organizations, due to their limited operating history, limited resources for adopting new technologies, and uncertain resources for future operations, among other things. Accordingly, we will continue to refine our business strategy and pricing structures to attract and retain such customers, as well as existing and larger customers across the potential customer base. There is no guarantee that our existing or proposed business strategies, including subscription-based or usage-based pricing structures, will achieve broad adoption by current or prospective customers or be appropriately structured to attract and retain early- and growth-stage companies or other potential customers across the customer base.
If we are not successful in executing our sales strategy, our business, financial condition, results of operations, and growth prospects could be adversely affected.
The ongoing global COVID-19 pandemic has significantly affected our business and operations.
As a result of the ongoing COVID-19 pandemic, we continue to take precautionary measures to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. At the outset of the COVID-19 pandemic, and in light of the uncertain and rapidly evolving situation, these precautionary measures included temporarily closing our offices worldwide and virtualizing, postponing, or canceling customer, employee, or industry events. More recently and in accordance with relevant public health guidance and local conditions, we have begun to reopen our offices and resume travel, while continuing to closely monitor the COVID-19 pandemic to determine if additional actions or adjustments to our current policies are required. While the COVID-19 pandemic has provided certain new opportunities for our business to expand, it has also created many negative headwinds that present risks to our business and results of operations. For example, the COVID-19 pandemic has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, which could result in a reduction to information technology budgets, delayed purchasing decisions, longer sales cycles, extended payment terms, delayed payments, and postponed or canceled projects, all of which would negatively impact our business, financial condition, and results of operations, including sales and cash flows. Moreover, the potential impact on our workforce and business of implementing government orders or rules requiring COVID-19 vaccinations, including but not limited to the U.S. executive order requiring COVID-19 vaccination for federal contractor employees, is currently unknown. We do not yet know the net impact of the COVID-19 pandemic on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the pandemic and may adjust our current policies as information and relevant public health guidance evolves, the ongoing effects of the COVID-19 pandemic and the precautionary measures and policies that we have adopted in response to the pandemic may create operational and other challenges, any of which could harm our business and results of operations.

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

Although the majority of our workforce worked remotely during the COVID-19 pandemic, there was minimal disruption in our ability to ensure the effective operation of our software platforms. As public health guidance and local conditions permit, we continue to open our offices in at least a limited capacity and are allowing business travel to resume, while continuing to closely monitor the pandemic. It is possible that remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; our ability to maintain and strengthen our company culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

More generally, the COVID-19 pandemic has and is expected to continue to adversely affect economies and financial markets globally, leading to a continued economic downturn, which may decrease technology spending generally and could adversely affect demand for our platforms and services. It is not possible at this time to estimate the full impact that the COVID-19 pandemic will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the COVID-19 pandemic, the ongoing Russian invasion of Ukraine and related economic sanctions, or inflation), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.
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
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. During April 2021, we fully repaid the outstanding term loans in an aggregate principal amount of $200.0 million and mutually agreed with the lenders and other applicable parties under our revolving credit facility to amend our revolving credit facility to, among other things, increase the commitments under the revolving credit facility by $200.0 million, for total revolving commitments of $400.0 million. In March 2022, our revolving credit facility was further amended to, among other things, extend the maturity date of the revolving loan facility and increase the commitments under the revolving credit facility by $100.0 million, for total revolving commitments of $500.0 million, all of which are undrawn as of the date of this Quarterly Report on Form 10-Q. Any interest or facility payments are due and payable quarterly or more or less frequently in certain circumstances. The revolving credit facility, as amended, matures in March 2027. Additional equity or debt financing may not be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances, proceeds from option exercises, debt, and cash received from our customers. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

•Develop new products, features, capabilities, and enhancements;
•Continue to expand our product development, sales, and marketing organizations;
•Recruit, hire, train, and retain employees;
•Respond to competitive pressures or unanticipated working capital requirements; or
•Pursue acquisition or other growth or investment opportunities.
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
Our credit agreement and related documents, including our pledge and security agreements, contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•Create liens on certain assets;
•Incur additional debt;
•Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•Sell certain assets;
•Pay dividends on or make distributions in respect of our capital stock;
•Place restrictions on certain activities of subsidiaries;
•Transact with our affiliates; and
•Use a portion of our cash resources.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our revolving credit facility or instruments governing any future indebtedness of ours. Additionally, our revolving credit facility is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our revolving credit facility could elect to terminate their commitments and cease making further loans, and, when amounts are outstanding, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our revolving credit facility could trigger a cross default under agreements governing any future indebtedness. If we experience a default under our revolving credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of March 31, 2022, we were in compliance with all covenants and restrictions associated with our revolving credit facility.
Variable rate indebtedness that we may incur under our revolving credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of March 31, 2022, no borrowings were outstanding under our revolving credit facility. Any borrowings under the revolving credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our revolving credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement), plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and is payable quarterly or more or less frequently in certain circumstances.
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
•Any such transactions may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to such transactions;
•Costs and potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;
•We may encounter difficulties or unforeseen expenditures assimilating or integrating the businesses, technologies, infrastructure, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us or if we are unable to retain key personnel, if their technology is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise;
•We may not realize the expected benefits of the transaction;
•An acquisition may disrupt our ongoing business, divert resources, increase our expenses, result in unfavorable public perception, and distract our management;
•An acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•The potential impact on relationships with existing customers, vendors, and distributors as business partners as a result of acquiring another company or business that competes with or otherwise is incompatible with those existing relationships;
•The potential that our due diligence of the applicable company or business does not identify significant problems or liabilities, or that we underestimate the costs and effects of identified liabilities;
•Exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the transaction, including but not limited to claims from former employees, customers, or other third parties, which may differ from or be more significant than the risks our business faces;
•Potential goodwill impairment charges related to acquisitions;
•We may encounter difficulties in, or may be unable to, successfully sell any acquired products;
•The transaction may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•An acquisition may require us to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;
•Our use of cash to pay for the transaction would limit other potential uses for our cash;
•If we incur debt to fund such a transaction, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and
•To the extent that we issue a significant amount of equity securities in connection with such transactions, existing stockholders may be diluted and earnings per share may decrease.
We have made and may continue to make strategic investments pursuant to Investment Agreements to purchase, or commit to purchase, securities of Investees, including privately-held or publicly-traded entities; however we do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies.
As of March 31, 2022, we had an outstanding approved investment commitment, subject to the applicable terms and conditions, to purchase a total of 3.5 million shares for an aggregate purchase price of $35.0 million. The closing of such investment commitment is contingent upon the completion of a proposed business combination between the applicable Investee and another party, and are subject to numerous terms and conditions, including approvals of the stockholders of applicable parties and regulatory review, which are inherently uncertain.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services. The total value of such commercial contracts, including Investments that have already closed, is $754.9 million, which is inclusive of $116.2 million of contractual options. The terms of such contracts, including these contractual options, range from three to ten years. Many of these commercial contracts are subject to various termination provisions, including, as applicable, for convenience in the event a proposed business combination or our proposed investment is not completed. Parties to certain of these and other commercial contracts entered into in connection with our Investments may elect to exercise termination rights, including, to the extent applicable, in the event a proposed business combination is not completed, which would negatively impact our expected revenue and collections. The total revenue recognized by us from the commercial contracts during the three months ended March 31, 2022 was $39.2 million. In addition to the above, as of March 31, 2022, we have entered into certain commercial contracts, the total value of which is $68.0 million, that are contingent on the corresponding contemplated Investment Agreements being negotiated, approved, and executed.
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
Our success depends in part on our ability to provide effective data security protection in connection with our technology platforms and services, and we rely on information technology networks and systems to securely store, transmit, index, and otherwise process electronic information. Because our platforms and services are used by our customers to store, transmit, index, or otherwise process and analyze large data sets that often contain proprietary, confidential, and/or sensitive information (including in some instances personal or identifying information and personal health information), our software is perceived as an attractive target for attacks by computer hackers or others seeking unauthorized access, and our software faces threats of unintended exposure, exfiltration, alteration, deletion, loss, or unavailability of data. Additionally, because many of our customers use our platforms to store, transmit, and otherwise process proprietary, confidential, or sensitive information, and complete mission critical tasks, they have a lower risk tolerance for security vulnerabilities in our platforms and services than for vulnerabilities in other, less critical, software products and services.
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
We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that past, future, or ongoing cyberattacks or other security breaches or incidents against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. For instance, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering or human error.
Many governments have enacted laws requiring companies to provide notice of data security breaches or incidents involving certain types of data, including personal data. In addition, most of our customers, including U.S. government customers, contractually require us to notify them of certain data security breaches and incidents. If an actual or perceived breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity attack, threat, or incident occurs, we may face direct or indirect liability, costs, or damages, contract termination, our reputation in the industry and with current and potential customers may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected.
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
AI is enabled by or integrated into some of our technology platforms and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical tensions such as those that may be caused by the ongoing Russian invasion of Ukraine, or acts of misconduct. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. AWS, Microsoft Azure, and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If AWS, Microsoft Azure, or other third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.

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
While we have issued patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. The scope of patent protection also can be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Even if our patents issue in a form that covers our technology, enforcing patents against suspected infringers is time consuming, expensive, and involves risks associated with litigation, including the risk the suspected infringers file counterclaims against us.
In addition, any of our patents, copyrights, trademarks, or other intellectual property or proprietary rights may be challenged, narrowed, invalidated, held unenforceable, or circumvented in litigation or other proceedings, including, where applicable, opposition, re-examination, inter partes review, post-grant review, interference, nullification and derivation proceedings, and equivalent proceedings in foreign jurisdictions, and such intellectual property or other proprietary rights may be lost or no longer provide us meaningful competitive advantages. Such proceedings may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Third parties also may legitimately and independently develop products, services, and technology similar to or duplicative of our platforms. In addition to protection under intellectual property laws, we rely on confidentiality or license agreements that we generally enter into with our corporate partners, employees, consultants, advisors, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached or challenged, or that such breaches will be detected. Furthermore, non-disclosure provisions can be difficult to enforce, and even if successfully enforced, may not be entirely effective. Additionally, as more information about us and our platforms is made or becomes publicly available, it may be more difficult to manage actions by third parties with respect to, or other use of, such information. We cannot guarantee that any of the measures we have taken will prevent infringement, misappropriation, or other violation of our technology or other intellectual property or proprietary rights. Because we may be an attractive target for cyberattacks, we also may have a heightened risk of unauthorized access to, and misappropriation of, our proprietary and competitively sensitive information. We may be required to spend significant resources to monitor and protect our intellectual property and other proprietary rights, and we may conclude that in at least some instances the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation, or other violation of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights. Any such litigation, whether or not it is resolved in our favor, could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.
We have been, and may in the future be, subject to intellectual property rights claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently pursue litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantial resources to enforce their intellectual property rights and to defend claims that may be brought against them. Such litigation also may involve non-practicing patent assertion entities or companies who use their patents as a means to extract license fees by threatening costly litigation or that have minimal operations or relevant product revenue and against whom our patents may provide little or no deterrence or protection. We have received notices, and may continue to receive notices in the future, that claim we have infringed, misappropriated, misused or otherwise violated other parties’ intellectual property rights, and, to the extent we have made or will make more information about our platforms publicly available and become exposed to greater visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other violation claims, which is not uncommon with respect to software technologies in particular. There may be third-party intellectual property rights, including issued patents or pending patent applications, that cover significant aspects of our technologies, or business methods. There may also be third-party intellectual property rights, including trademark registrations and pending applications, that cover the goods and services that we offer in certain regions. We may also be exposed to increased risk of being the subject of intellectual property infringement, misappropriation, or other violation claims as a result of acquisitions and our incorporation of open source and other third-party software into, or new branding for, our technology platforms, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement, misappropriation, or other violation risks. In addition, former employers of our current, former, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any intellectual property claims, with or without merit, are difficult to predict, could be very time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, and may not be covered by the insurance that we carry. These claims could subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party’s intellectual property rights. These claims could also result in our having to stop using technology, branding or marks found to be in violation of a third party’s rights and any necessary rebranding could result in the loss of goodwill. We could be required to seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our expenses. As a result, we could be required to develop alternative non-infringing technology, branding or marks, which could require significant effort and expense. If we cannot license rights or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our platforms or features, we could lose existing customers, and we may be unable to compete effectively. Any of these results would harm our business, financial condition, and results of operations.
Further, our agreements with customers and other third parties generally include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of third-party claims of intellectual property infringement, misappropriation, or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our platforms, services, or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example despite recent developments indicating a possible U.S. and European Commission commitment to develop a new Trans-Atlantic Data Privacy Framework, new legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could emerge resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent Virginia Consumer Data Protection Act (“VCDPA”), enacted in March 2021 and scheduled to become effective on January 1, 2023, the Colorado Privacy Act (“CPA”), which was enacted in June 2021 and will become effective on July 1, 2023, and the recent Utah Consumer Privacy Act (“UCPA”), which was enacted in March 2022 and will become effective December 31, 2023. The VCDPA, CPA, and UCPA are comprehensive privacy laws that share similarities with the CCPA, the CPRA, and legislation proposed in other states. We cannot yet fully predict the impact of the CCPA,CPRA, VCDPA, CPA, UCPA, and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.

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
Our non-U.S. operations subject us to a variety of risks and challenges, including:
•Increased management, travel, infrastructure, and legal and financial compliance costs and time associated with having multiple non-U.S. operations, including but not limited to compliance with local employment laws and other applicable laws and regulations;
•Longer payment cycles, greater difficulty in enforcing contracts, difficulties in collecting accounts receivable, especially in emerging markets, and the likelihood that revenue from non-U.S. system integrators, government contractors, and customers may need to be recognized when cash is received, at least until satisfactory payment history has been established, or upon confirmation of certain acceptance criteria or milestones;
•The need to adapt our platforms for non-U.S. customers whether to accommodate customer preferences or local law;
•Differing regulatory and legal requirements and possible enactment of additional regulations or restrictions on the use, import, or re-export of our platforms or the provision of services, which could delay, restrict, or prevent the sale or use of our platforms and services in some jurisdictions;
•Compliance with multiple and changing foreign laws and regulations, including those governing employment, privacy, data protection, information security, data transfer, and the risks and costs of non-compliance with such laws and regulations;
•New and different sources of competition not present in the United States;
•Heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may cause us to withdraw from particular markets, or impact financial results and result in restatements of financial statements and irregularities in financial statements;
•Volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of COVID-19, the United Kingdom’s departure from the European Union, and the ongoing Russian invasion of Ukraine, as well as economic sanctions the U.S. and other countries have imposed on Russia;
•Weaker protection of intellectual property rights in some countries and the risk of potential theft, copying, or other compromises of our technology, data, or intellectual property in connection with our non-U.S. operations, whether by state-sponsored malfeasance or other foreign entities or individuals;
•Volatility and fluctuations in currency exchange rates, including that, because many of our non-U.S. contracts are denominated in U.S. dollars, an increase in the strength of the U.S. dollar may make doing business with us less appealing to a non-U.S. dollar denominated customer;
•Management and employee communication and integration problems resulting from language differences, cultural differences, and geographic dispersion;
•Difficulties in repatriating or transferring funds from, or converting currencies in, certain countries;
•Potentially adverse tax consequences, including multiple and possibly overlapping tax regimes, the complexities of foreign value-added tax systems, and changes in tax laws;

•Lack of familiarity with local laws, customs, and practices, and laws and business practices favoring local competitors or partners; and
•Interruptions to our business operations and our customers’ business operations subject to events such as war, incidents of terrorism, natural disasters, public health concerns or epidemics (such as the COVID-19 pandemic), shortages or failures of power, internet, telecommunications, or hosting service providers, cyberattacks or malicious acts, or responses to these events.
In addition to the factors above, foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell our platforms in certain countries. For example, foreign governments may require a percentage of prime contracts be fulfilled by local contractors or provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours. Moreover, both the U.S. government and foreign governments may regulate the acquisition of or import of our technologies or our entry into certain foreign markets or partnership with foreign third parties through investment screening or other regulations. Such regulations may apply to certain non-U.S. joint ventures, platform partnerships, and strategic alliances that may be integral to our long-term business strategy.
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
We have previously been, and may currently be, and from time to time going forward may become involved in and subject to regulatory or other governmental inquiries or investigations, or government or private-party litigation or proceedings for a variety of claims or disputes. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. One of our stockholders with respect to whom we are currently engaged in litigation as described in the notes to our condensed consolidated financial statements has threatened to bring various of these claims. In addition, our business and results may be adversely affected by the outcome of any currently pending or any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.
The number and significance of our legal disputes and inquiries may increase as we continue to grow larger, as our business expands in employee headcount, scope, and geographic reach, and as our platforms and services become more complex. Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time consuming and can divert our resources and leadership’s attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our platforms or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Additional information regarding certain of the lawsuits we are involved in is described further in Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could be in violation of various laws including the FCPA. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot ensure that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA, the UK Bribery Act, and other laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Our exposure for violating these laws increases as our non-U.S. presence expands and as we increase sales and operations in foreign jurisdictions.

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
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platforms or could limit our customers’ abilities to implement our platforms in those countries. For example, following Russia’s invasion of Ukraine, the U.S. and other countries imposed economic sanctions and severe export control restrictions against Russia, Belarus, and certain regions of Ukraine, and the U.S. and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any new export restrictions, new legislation, changes in economic sanctions, or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our platforms by existing customers with non-U.S. operations, declining adoption of our platforms by new customers with non-U.S. operations, limitation of our expansion into new markets, and decreased revenue.
Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.
We prepare our condensed consolidated financial statements in accordance with GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting for our provision for income taxes. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.
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
We record an asset for the future tax benefits from unused U.S. federal, state, and non-U.S. net operating losses (“NOLs”) and tax credits subject to a full valuation allowance. Federal, state and non-U.S. taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize our NOLs and tax credits. In general, under Section 382 of the United States Internal Revenue Code of 1986 (the “Code”), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior year NOLs could expire without benefit. Changes in the law may also impact our ability to use our NOLs and tax credit carryforwards.
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
Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:
•Changes in fiscal or contracting policies or decreases in available government funding;
•Changes in government programs or applicable requirements;
•Restrictions in the grant of personnel security clearances to our employees;
•Ability to maintain facility clearances required to perform on classified contracts for U.S. federal government and foreign government agencies;
•Changes in the political environment, including before or after a change to the leadership within the government administration, or due to the ongoing Russian invasion of Ukraine and related economic sanctions and regional instability, and any resulting uncertainty or changes in policy or priorities and resultant funding;
•Changes in the government’s attitude towards the capabilities that we offer, especially in the areas of national defense, cybersecurity, and critical infrastructure, including the financial, energy, telecommunications, and healthcare sectors;
•Changes in the government’s attitude towards us as a company or our platforms as viable or acceptable software solutions;
•Appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
•The adoption of new laws or regulations or changes to existing laws or regulations;
•Budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;
•Influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;
•Changes in political or social attitudes with respect to security or data privacy issues;
•Potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the coronavirus pandemic; and
•Increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors.
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
Many of our contracts, including our government contracts, contain termination for convenience provisions. Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. Government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:
•Terminate existing contracts for convenience with short notice;
•Reduce orders under or otherwise modify contracts;
•For contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;
•For some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;
•Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•Decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity (“IDIQ”) contracts;
•Claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•Prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;
•Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;
•Suspend or debar us from doing business with the applicable government; and
•Control or prohibit the export of our services.
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
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The public trading price of our Class A common stock could be subject to fluctuations in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:
•The number of shares of our Class A common stock publicly owned and available for trading;
•Price and volume fluctuations in the overall stock market from time to time;
•Volatility in the trading prices and trading volumes of technology stocks;
•Changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•Sales or expected sales of shares of our Class A common stock by us or our stockholders;
•Short-selling of our Class A common stock or related derivative securities;
•Failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•Any financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•Announcements by us or our competitors of new services or platform features;
•The public’s reaction to our press releases, other public announcements, and filings with the SEC;
•Rumors and market speculation involving us or other companies in our industry;
•Actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•Actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•Actual or perceived privacy or security breaches or other incidents;
•Developments or disputes concerning our intellectual property or other proprietary rights;
•Announced or completed acquisitions of businesses, services or technologies by us or our competitors;

•Changes in our management, including any departures of one of our Founders;
•New laws or regulations, public expectations regarding new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•Changes in accounting standards, policies, guidelines, interpretations, or principles;
•Any significant change in our management;
•Other events or factors, including those resulting from war, geopolitical tensions such as the ongoing Russian invasion of Ukraine and related economic sanctions, incidents of terrorism, pandemics, including the COVID-19 pandemic, or responses to these events; and
•General economic conditions, such as rising inflation rates in the U.S. and slow or negative growth of our markets.
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

In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of March 31, 2022, approximately 7.5 million options will expire through December 2022 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of March 31, 2022, there were 1,945,140,000 shares of our Class A common stock outstanding, 99,731,000 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of March 31, 2022, there were outstanding options to purchase an aggregate of 151,076,644 shares of our Class A common stock and 191,398,313 shares of our Class B common stock, and 86,867,142 shares of our Class A common stock and 54,900,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•Our multi-class common stock structure, which provides our Founders and their affiliates with the ability to effectively control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;
•Prior to the Final Class F Conversion Date (as defined in our amended and restated certificate of incorporation), the holders of our common stock will only be able to take action by written consent if the action also receives the affirmative consent of a majority of the outstanding shares of our Class F common stock, and after such point the holders of our common stock will only be able to take action at a meeting of the stockholders and will not be able to take action by written consent for any matter;
•From and after the Final Class F Conversion Date, our Board of Directors will be classified into three classes of directors with staggered three-year terms;
•Our amended and restated certificate of incorporation does not provide for cumulative voting;
•Vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;
•Our directors may only be removed as provided in the Delaware General Corporation Law;
•A special meeting of our stockholders may only be called by the chairperson of our Board of Directors, our Chief Executive Officer, our President, or our Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directorships, whether or not there exist any vacancies or other unfilled seats in previously authorized directorships;
•Our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders, except that any designation and issuance of preferred stock must receive the affirmative vote of a majority of the outstanding shares of our Class F common stock; and
•Advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, our revolving credit facility contains restrictions on our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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

For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 27.1% of the voting power of our outstanding capital stock in the aggregate as of May 2, 2022.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of May 2, 2022. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,045,876,000 shares of our common stock outstanding as of March 31, 2022. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of March 31, 2022, our Founders were 54, 54, and 39 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. A further downturn in economic conditions, rising inflation rates in the U.S., global political and economic uncertainty, geopolitical tensions, including related to the ongoing Russian invasion of Ukraine, a lack of availability of credit, a reduction in business confidence and activity, the curtailment of government or corporate spending, public health concerns or emergencies, financial market volatility, and other factors have in the past and may in the future affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our platforms and services, material default rates among our customers, reduced sales of our platforms or services, and lower or no growth.
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
Natural disasters and other catastrophic events beyond our control could harm our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics such as COVID-19, terrorism, political unrest, cyberattacks including as may be exacerbated by the ongoing Russian invasion of Ukraine, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change, such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failures, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our financial reporting and other disclosure controls and procedures, and we will continue to do so. For example, we recently reimplemented our enterprise resource planning (“ERP”) system. This may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the reimplementation, in which case we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our customers. Our controls are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act that we were required to include in our Annual Report on Form 10-K for the year ended December 31, 2021. We will need to hire and successfully integrate additional accounting and financial staff with appropriate company experience and technical accounting knowledge, as well as implement and integrate new technological systems. In order to maintain and improve the effectiveness of our financial statement and disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. As of December 31, 2021 we were required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 12 to Revolving Credit Agreement and Incremental Agreement, dated as of March 31, 2022, among the registrant, Palantir USG, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (including the Credit Agreement, dated as of October 7, 2014, the Pledge and Security Agreement, dated as of December 20, 2019, and the Guaranty Agreement dated as of October 7, 2014, each as amended and restated, and each among the registrant, Morgan Stanley Senior Funding, Inc. and the other parties thereto)	8-K	001-39540	10.1	April 1, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

PALANTIR TECHNOLOGIES INC.

Date: May 9, 2022	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2022	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)