Form 10-Q
period 2022-06-30
Palantir Technologies Inc.
filed 2022-08-08
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, there were 1,963,814,949 shares of the registrant’s Class A common stock outstanding, 99,342,246 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,358,393	$2,290,674
Restricted cash	28,125	36,628
Accounts receivable, net	265,826	190,923
Marketable securities	99,210	234,153
Prepaid expenses and other current assets	150,885	110,872
Total current assets	2,902,439	2,863,250
Property and equipment, net	47,644	31,304
Restricted cash, noncurrent	28,647	39,612
Operating lease right-of-use assets	211,410	216,898
Other assets	92,198	96,386
Total assets	$3,282,338	$3,247,450
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56,798	$74,907
Accrued liabilities	187,568	155,806
Deferred revenue	219,441	227,816
Customer deposits	161,026	161,605
Operating lease liabilities	40,909	39,927
Total current liabilities	665,742	660,061
Deferred revenue, noncurrent	34,143	40,217
Customer deposits, noncurrent	15,412	33,699
Operating lease liabilities, noncurrent	216,059	220,146
Other noncurrent liabilities	2,158	2,297
Total liabilities	933,514	956,420
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of June 30, 2022 and December 31, 2021; 1,962,382 and 1,926,589 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; 2,700,000 Class B shares authorized as of June 30, 2022 and December 31, 2021; 99,354 and 99,880 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of June 30, 2022 and December 31, 2021	2,063	2,027
Additional paid-in capital	8,119,876	7,777,085
Accumulated other comprehensive loss	(6,674)	(2,349)
Accumulated deficit	(5,766,441)	(5,485,733)
Total stockholders’ equity	2,348,824	2,291,030
Total liabilities and stockholders’ equity	$3,282,338	$3,247,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$473,010	$375,642	$919,367	$716,876
Cost of revenue	102,224	90,926	196,627	165,037
Gross profit	370,786	284,716	722,740	551,839
Operating expenses:
Sales and marketing	168,875	162,379	329,360	298,476
Research and development	88,171	110,524	176,772	208,995
General and administrative	155,485	157,961	297,792	304,530
Total operating expenses	412,531	430,864	803,924	812,001
Loss from operations	(41,745)	(146,148)	(81,184)	(260,162)
Interest income	1,472	372	2,019	748
Interest expense	(670)	(590)	(1,264)	(2,430)
Other income (expense), net	(135,798)	2,125	(195,668)	(2,769)
Loss before provision for (benefit from) income taxes	(176,741)	(144,241)	(276,097)	(264,613)
Provision for (benefit from) income taxes	2,588	(5,661)	4,611	(2,559)
Net loss	$(179,329)	$(138,580)	$(280,708)	$(262,054)
Net loss per share attributable to common stockholders, basic	$(0.09)	$(0.07)	$(0.14)	$(0.14)
Net loss per share attributable to common stockholders, diluted	$(0.09)	$(0.07)	$(0.14)	$(0.14)
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	2,054,799	1,894,606	2,045,604	1,858,085
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	2,054,799	1,894,606	2,045,604	1,858,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(179,329)	$(138,580)	$(280,708)	$(262,054)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,630)	(800)	(4,325)	2,810
Comprehensive loss	$(181,959)	$(139,380)	$(285,033)	$(259,244)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	2,045,876	$2,046	$7,953,856	$(4,044)	$(5,587,112)	$2,364,746
Issuance of common stock from the exercise of stock options	4,780	5	20,311	—	—	20,316
Issuance of common stock upon vesting of RSUs	12,085	12	(12)	—	—	—
Stock-based compensation	—	—	145,721	—	—	145,721
Other comprehensive loss	—	—	—	(2,630)	—	(2,630)
Net loss	—	—	—	—	(179,329)	(179,329)
Balance as of June 30, 2022	2,062,741	$2,063	$8,119,876	$(6,674)	$(5,766,441)	$2,348,824

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030
Issuance of common stock from the exercise of stock options	11,434	12	47,529	—	—	47,541
Issuance of common stock upon vesting of RSUs	23,833	24	(24)	—	—	—
Stock-based compensation	—	—	295,286	—	—	295,286
Other comprehensive loss	—	—	—	(4,325)	—	(4,325)
Net loss	—	—	—	—	(280,708)	(280,708)
Balance as of June 30, 2022	2,062,741	$2,063	$8,119,876	$(6,674)	$(5,766,441)	$2,348,824

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	1,860,607	$1,860	$6,892,046	$865	$(5,088,828)	$1,805,943
Issuance of common stock from the exercise of stock options	59,171	59	167,769	—	—	167,828
Issuance of common stock upon vesting of RSUs	12,872	13	(13)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	3,928	5	1,707	—	—	1,712
Stock-based compensation	—	—	232,860	—	—	232,860
Other comprehensive loss	—	—	—	(800)	—	(800)
Net loss	—	—	—	—	(138,580)	(138,580)
Balance as of June 30, 2021	1,936,578	$1,937	$7,294,369	$65	$(5,227,408)	$2,068,963

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	114,471	114	376,574	—	—	376,688
Issuance of common stock upon vesting of RSUs	23,832	24	(24)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	4,664	6	1,706	—	—	1,712
Stock-based compensation	—	—	427,257	—	—	427,257
Other comprehensive income	—	—	—	2,810	—	2,810
Net loss	—	—	—	—	(262,054)	(262,054)
Balance as of June 30, 2021	1,936,578	$1,937	$7,294,369	$65	$(5,227,408)	$2,068,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(280,708)	$(262,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,207	7,999
Stock-based compensation	295,092	426,473
Deferred income taxes	(14)	(2,162)
Non-cash operating lease expense	20,246	14,435
Unrealized and realized (gain) loss from marketable securities, net	201,341	—
Other operating activities	(3,678)	560
Changes in operating assets and liabilities:
Accounts receivable	(75,739)	(83,883)
Prepaid expenses and other current assets	(36,351)	12,770
Other assets	8,087	(7,360)
Accounts payable	(19,985)	14,589
Accrued liabilities	28,850	9,070
Deferred revenue, current and noncurrent	(11,681)	(3,679)
Customer deposits, current and noncurrent	(19,314)	28,668
Operating lease liabilities, current and noncurrent	(17,331)	(15,795)
Other noncurrent liabilities	(114)	—
Net cash provided by operating activities	97,908	139,631
Investing activities
Purchases of property and equipment	(20,673)	(1,405)
Purchases of marketable securities	(89,500)	—
Proceeds from sales of marketable securities	19,009	—
Net cash used in investing activities	(91,164)	(1,405)
Financing activities
Principal payments on borrowings	—	(200,000)
Proceeds from the exercise of common stock options	47,541	376,688
Other financing activities	307	(1,744)
Net cash provided by financing activities	47,848	174,944
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(6,341)	(1,496)
Net increase in cash, cash equivalents, and restricted cash	48,251	311,674
Cash, cash equivalents, and restricted cash - beginning of period	2,366,914	2,128,146
Cash, cash equivalents, and restricted cash - end of period	$2,415,165	$2,439,820

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,374	$3,425
Cash paid for interest	5	2,381
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022. There have been no significant changes to these policies during the six months ended June 30, 2022.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2022	2021
Cash and cash equivalents	$2,358,393	$2,341,156
Restricted cash	28,125	36,750
Restricted cash, noncurrent	28,647	61,914
Total cash, cash equivalents, and restricted cash	$2,415,165	$2,439,820
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses, if any. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of June 30, 2022 and December 31, 2021, the allowances for credit losses were not material.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of June 30, 2022 and December 31, 2021 were $265.8 million and $190.9 million, respectively. No single customer represented more than 10% of total accounts receivable as of June 30, 2022 or December 31, 2021.
For the three and six months ended June 30, 2022 and 2021, no customer represented more than 10% of total revenue.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2022 and December 31, 2021, the Company's contract liability balances were $430.0 million and $463.3 million, respectively. Revenue of $299.2 million and $285.4 million was recognized during the six months ended June 30, 2022 and 2021, respectively, that was included in the contract liability balances as of December 31, 2021 and 2020, respectively.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s remaining performance obligations were $1.2 billion as of June 30, 2022, of which the Company expects to recognize approximately 44% as revenue over the next 12 months, 43% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$385,721	$385,721	$—	$—
Certificates of deposit	9,358	—	9,358	—
Restricted cash, current and noncurrent
Certificates of deposit	32,292	—	32,292	—
Marketable securities:
Marketable securities	99,210	99,210	—	—
Total	$526,581	$484,931	$41,650	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$507,317	$507,317	$—	$—
Certificates of deposit	6,844	—	6,844	—
Restricted cash, current and noncurrent
Certificates of deposit	45,048	—	45,048	—
Marketable securities:
Marketable securities	234,153	234,153	—	—
Total	$793,362	$741,470	$51,892	$—
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
Marketable Securities
Marketable securities consist of equity securities in publicly-traded companies and are recorded at fair market value each reporting period. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded net unrealized losses of $122.8 million and $174.7 million, respectively, and realized losses of $15.7 million and $26.6 million, respectively, within other income (expense), net on the condensed consolidated statements of operations.
Investments
Since 2021, the Company has approved and entered into certain agreements (“Investment Agreements”) to purchase, or commit to purchase, as further discussed in Note 7. Commitments and Contingencies—Investment Commitments, shares of various

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, and commitments to purchase, the “Investments”). In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services. The total value of such commercial contracts was $754.9 million as of June 30, 2022, which is inclusive of $116.2 million of contractual options. The terms of such contracts, including contractual options, range from three to ten years. The majority of these commercial contracts are subject to various termination provisions, including for convenience in the event a proposed business combination is not completed.
The Company assesses the concurrent agreements under the non-monetary guidance within ASC 606—Revenue from Contracts with Customers as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The total revenue recognized from these commercial contracts during the three and six months ended June 30, 2022 was $31.4 million and $70.6 million, respectively.
During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company purchased shares for a total investment of $89.5 million and $326.0 million, respectively. No investments were purchased under such Investment Agreements during the three months ended June 30, 2022.
Alternative Investments
During the year ended December 31, 2021, the Company purchased $50.9 million in 100-ounce gold bars. The gold bars are kept in a secure third-party facility located in the northeastern United States. The Company is able to take physical possession of the gold bars stored at the facility at any time with reasonable notice.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Leasehold improvements	$71,834	$72,834
Computer equipment, software, and other	29,467	16,916
Furniture and fixtures	10,137	8,358
Construction in progress	7,591	3,126
Total property and equipment, gross	119,029	101,234
Less: accumulated depreciation and amortization	(71,385)	(69,930)
Total property and equipment, net	$47,644	$31,304
Depreciation and amortization expense related to property and equipment, net was $4.5 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $8.4 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued payroll and related expenses	$47,046	$60,732
Accrued legal	42,912	13,086
Accrued other liabilities	97,610	81,988
Total accrued liabilities	$187,568	$155,806

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”), including on March 31, 2022 (the “March 2022 Amendment”). The March 2022 Amendment provides for, among other things, an extension of the revolving loan facility maturity date to March 31, 2027 and an increase of $100.0 million to the lenders’ revolving commitments for total revolving commitments of $500.0 million. The 2014 Credit Facility allows for the drawdown of up to $500.0 million to fund working capital and general corporate expenditures. Outstanding balances under the 2014 Credit Facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement), plus 2.00% or a base rate plus 1.00%, subject to certain adjustments. The Company incurs a commitment fee of 0.30% assessed on the daily average undrawn portion of revolving commitments. Applicable interest and commitment fees are payable quarterly or more or less frequently in certain circumstances. The 2014 Credit Facility also allows for an incremental loan facility of additional term loans or revolving loans in an aggregate principal amount up to the amount and upon the terms and conditions set forth therein with one or more existing or new lenders upon mutual agreement between the Company and such lenders. The 2014 Credit Facility was subsequently amended in July 2022. See Note 13. Subsequent Events for additional information.
As of June 30, 2022, the Company had no outstanding debt balances and $500.0 million undrawn revolving commitments under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of June 30, 2022.
7. Commitments and Contingencies
Purchase Commitments
In December 2019, the Company entered into, and subsequently amended, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through June 30, 2029, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. In May 2022, the agreement was amended to extend the second contract year from June 30, 2022 to September 30, 2022 and the optional carryover period from June 30, 2029 to September 30, 2029. As of June 30, 2022, the Company had satisfied $157.3 million of its $167.0 million commitment for the contract year ending September 30, 2022.
Investment Commitments
The Company approved and entered into certain Investment Agreements with Investees, as further discussed in Note 4. Investments and Fair Value Measurements—Investments. As of June 30, 2022, the Company had an outstanding investment commitment relating to the planned merger of Rubicon Technologies, LLC (“Rubicon”) with Founder SPAC, effective as of December 15, 2021, subject to the applicable terms and conditions, to purchase a total of 3.5 million shares for an aggregate purchase price of $35.0 million. The closing of such investment commitment is contingent upon the completion of a proposed business combination by and among Rubicon and other applicable parties. The Company’s commercial contract with Rubicon contains termination for convenience clauses in the event the proposed business combination or the Company’s proposed investment is not completed.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
protection, cybersecurity requirements, or antitrust/competition law requirements); securities; investor; corporate; or other matters. The Company establishes an accrual for loss contingencies when the loss is both probable and reasonably estimable.
On December 14, 2017, members of KT4 Partners LLC (Managing Member Marc Abramowitz) and Sandra Martin Clark, as trustee for the Marc Abramowitz Irrevocable Trust Number 7 (together, “KT4 Plaintiffs”), filed an action in the Delaware Superior Court against the Company and Disruptive Technology Advisers LLC. The complaint alleges tortious interference with prospective economic advantage and civil conspiracy in connection with a potential sale of stock by the KT4 Plaintiffs to a third party. The KT4 Plaintiffs sought compensatory and punitive damages, interest, fees, and costs. On June 27, 2022, the Company and the KT4 Plaintiffs entered into an agreement to settle the litigation and certain other matters. The Company has recorded the amount of the settlement in accrued liabilities and an estimate of the amount to be received from the Company’s insurance in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2022.

As of June 30, 2022, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $56.8 million and $76.2 million as of June 30, 2022 and December 31, 2021, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of June 30, 2022, these letters of credit and guarantees had expiration dates through August 31, 2031.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its operations and maintenance (“O&M”) services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of June 30, 2022 and December 31, 2021.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of June 30, 2022 and December 31, 2021.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders' Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
“Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company's capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of June 30, 2022.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of June 30, 2022.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	1,962,382	20,000,000	1,926,589
Class B Common Stock	2,700,000	99,354	2,700,000	99,880
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,062,741	22,701,005	2,027,474
9. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2022 (in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	349,952	$7.81	9.06	$3,638,685
Options exercised	(11,434)	4.16	—	—
Options canceled and forfeited	(1,942)	4.93	—	—
Balance as of June 30, 2022	336,576	$7.95	8.74	$750,129
Options vested and exercisable as of June 30, 2022	175,943	$5.46	7.68	$676,872
As of June 30, 2022, the total unrecognized stock-based compensation expense related to options outstanding was $799.2 million, which is expected to be recognized over a weighted-average service period of eight years.
RSUs
The following table summarizes the RSU activity for the six months ended June 30, 2022 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2021	153,749	$9.56
RSUs granted	11,209	13.96
RSUs vested and converted to shares	(23,833)	8.59
RSUs canceled	(4,415)	9.07
Balance as of June 30, 2022	136,710	$10.11
As of June 30, 2022, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $826.7 million, which the Company expects to recognize over a weighted-average service period of three years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$11,211	$24,029	$22,888	$40,006
Sales and marketing	49,405	72,008	98,677	129,294
Research and development	24,978	50,630	51,883	88,504
General and administrative	60,175	86,075	121,644	168,669
Total stock-based compensation expense	$145,769	$232,742	$295,092	$426,473
10. Income Taxes
The Company recorded a provision for income taxes of $2.6 million and a benefit from income taxes of $5.7 million for the three months ended June 30, 2022 and 2021, respectively, and a provision for income taxes of $4.6 million and a benefit from income taxes of $2.6 million for the six months ended June 30, 2022 and 2021, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of June 30, 2022 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, foreign withholding taxes, and valuation allowances recorded on its losses from the U.S., U.K., and other jurisdictions. The provision for income taxes increased by $8.2 million and $7.2 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to the revaluation of the Company’s United Kingdom (“U.K.”) deferred tax assets as a result of a change in the U.K. corporate tax rate enacted in June 2021.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company believes that it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realized. Accordingly, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of June 30, 2022.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders, for diluted net loss per share	$(179,329)	$(138,580)	$(280,708)	$(262,054)
Denominator
Weighted-average shares used in computing net loss per share, basic	2,054,799	1,894,606	2,045,604	1,858,085
Weighted-average shares used in computing net loss per share, diluted	2,054,799	1,894,606	2,045,604	1,858,085
Net loss per share
Net loss per share attributable to common stockholders, basic	$(0.09)	$(0.07)	$(0.14)	$(0.14)
Net loss per share attributable to common stockholders, diluted	$(0.09)	$(0.07)	$(0.14)	$(0.14)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of June 30,
	2022	2021
Options and stock appreciation rights issued and outstanding	336,576	417,699
RSUs outstanding	134,761	166,722
Warrants to purchase common stock	13,042	13,042
Total	484,379	597,463
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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Government	$262,998	$232,119	$504,788	$440,539
Commercial	210,012	143,523	414,579	276,337
Total revenue	$473,010	$375,642	$919,367	$716,876

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contribution:
Government	$153,642	$143,253	$293,452	$274,999
Commercial	108,885	75,121	221,493	147,664
Total contribution	$262,527	$218,374	$514,945	$422,663
The reconciliation of contribution to loss from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from operations	$(41,745)	$(146,148)	$(81,184)	$(260,162)
Research and development expenses (1)	63,193	59,894	124,889	120,491
General and administrative expenses (1)	95,310	71,886	176,148	135,861
Total stock-based compensation expense	145,769	232,742	295,092	426,473
Total contribution	$262,527	$218,374	$514,945	$422,663
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$290,223	61%	$199,930	53%	$563,136	61%	$398,377	56%
United Kingdom	52,140	11%	39,935	11%	102,042	11%	74,320	10%
Rest of world (1)	130,647	28%	135,777	36%	254,189	28%	244,179	34%
Total revenue	$473,010	100%	$375,642	100%	$919,367	100%	$716,876	100%
—————
(1) No other country represents 10% or more of total revenue for the three and six months ended June 30, 2022 or 2021.
13. Subsequent Events
On July 1, 2022, the Company entered into an amendment (the “July 2022 Amendment”) to the 2014 Credit Facility, which provided for, among other things, a new incremental delayed draw term loan (“DDTL”) facility in an aggregate principal amount of up to $450.0 million, upon the terms and conditions set forth in the 2014 Credit Facility, as amended, with new and existing lenders. The DDTL facility is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. The DDTL facility, together with the Company’s existing revolving credit facility with an aggregate principal amount of up to $500.0 million, provides for total revolving and DDTL commitments of up to $950.0 million available to draw to fund working capital and general corporate expenditures. No amounts were drawn as of the date of this Quarterly Report on Form 10-Q.

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
•our expectations regarding macroeconomic events, including rising inflation and interest rates and monetary policy changes;
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
We regularly evaluate partnerships and investment opportunities in complementary businesses, employee teams, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, we have approved and entered into strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase, or commit to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, and commitments to purchase, the “Investments”). See further discussion in Note 4. Investments and Fair Value Measurements, and Note 7. Commitments and Contingencies—Investment Commitments.
Our Business
Our customers pay us to use the software platforms we have built. While we generally offer contract terms of one to five years in length, our customers sometimes enter into shorter-term contracts. Revenue is generally recognized ratably over the contract term. Many of our customer contracts contain termination for convenience provisions.
For the three months ended June 30, 2022, we generated $473.0 million in revenue, reflecting a 26% growth rate from the three months ended June 30, 2021 when we generated $375.6 million in revenue. For the six months ended June 30, 2022, we generated $919.4 million in revenue, reflecting a 28% growth rate from the six months ended June 30, 2021 when we generated $716.9 million in revenue.
In the three months ended June 30, 2022, we incurred losses from operations of $41.7 million, or generated adjusted income from operations of $107.8 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended June 30, 2021, we incurred losses from operations of $146.1 million, or generated adjusted income from operations of $116.7 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2022, we incurred losses from operations of $81.2 million, or generated adjusted income from operations of $225.2 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2021, our losses from operations were $260.2 million, or adjusted income from operations of $233.3 million when excluding stock-based compensation and related employer payroll taxes.
In the three months ended June 30, 2022, our gross profit was $370.8 million, reflecting a gross margin of 78%, or 81% when excluding stock-based compensation. In the three months ended June 30, 2021, our gross profit was $284.7 million, reflecting a gross margin of 76%, or 82% when excluding stock-based compensation. In the six months ended June 30, 2022, our gross profit was $722.7 million, reflecting a gross margin of 79%, or 81% when excluding stock-based compensation. In the six months ended June 30, 2021, our gross profit was $551.8 million, reflecting a gross margin of 77%, or 83% when excluding stock-based compensation.
For more information about our adjusted income or loss from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, excluding stock-based compensation, as well as reconciliations from loss from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended June 30, 2022, we had 304 customers, including companies in various commercial sectors and government agencies around the world. During the period ended June 30, 2021, we had 169 customers.
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
We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies, and are expanding our partnerships with early- and growth-stage companies. Our average revenue for the top twenty customers during the trailing twelve months ended June 30, 2022 was $45.8 million, which grew 17% from an average of $39.0 million in revenue from the top twenty customers during the trailing twelve months ended June 30, 2021, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. In the six months ended June 30, 2022, 55% of our revenue came from government agencies and 45% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the six months ended June 30, 2022, we generated 61% of our revenue from customers in the United States and the remaining 39% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended June 30, 2022 was $1.04 billion, which grew 42% from the prior twelve-month period. We expect that U.S customers will continue to be a source of significant revenue growth for us.
We continue to believe that our government customers remain a meaningful and resilient source of revenue for our business, particularly during periods of economic uncertainty. However, large government customers in particular are generally subject to a number of uncertainties regarding budgets and spending levels, changes in timing and spending priorities, and regulatory and policy changes, which can make it difficult to predict when, or if, we will make sales to such customers or the size and scope of any contract awards. See also the discussion of “Risks Related to Relationships and Business with the Public Sector” within Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.
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
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the ongoing COVID-19 pandemic, the Russian invasion of Ukraine, and inflationary pressures. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
COVID-19 Impact
As a result of the ongoing COVID-19 pandemic, we continue to take precautionary measures in order to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which initially included the suspension of all non-essential business travel of employees and the temporary closure of all of our major offices. Although the majority of our workforce worked remotely, there was minimal disruption in our ability to ensure the effective operation of our software platforms. We have reopened our offices and are allowing business travel to resume, while continuing to closely monitor developments around the evolving nature of the pandemic, and some of our employees continue to work remotely.

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

We saw decreases in our travel and office-related expenditures, including during the temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing COVID-19 pandemic. While our travel and office-related expenditures have increased, and may continue to increase moving forward, we do not expect such expenditures to return to their pre-pandemic levels, given that we have made significant investments in enabling employees to work with customers remotely.

See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, and in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022, for further discussion of the impact of the COVID-19 pandemic on our business.
Russian Invasion of Ukraine
We are closely monitoring the impact of the Russian invasion of Ukraine and its global impacts on our business. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russian invasion will have a material impact on our business and results of operations. We do not currently have office locations in Russia and none of our revenues came from sales to entities headquartered in Russia. In June 2022, our Chief Executive Officer, Alexander Karp, met with the President of Ukraine and other senior officials to discuss opening an office in Ukraine and providing ongoing support. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.
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
Non-GAAP Reconciliations
We use the non-GAAP measures contribution margin; gross profit and gross margin, excluding stock-based compensation; and adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes, to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. We exclude stock-based compensation, which is a non-cash expense, from these non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Additionally, we exclude employer payroll taxes related to stock-based compensation as it is difficult to predict and outside of our control.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Thus, our non-GAAP contribution margin; gross profit and gross margin, excluding stock-based compensation; and adjusted income from operations should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from operations	$(41,745)	$(146,148)	$(81,184)	$(260,162)
Add:
Research and development expenses (1)	63,193	59,894	124,889	120,491
General and administrative expenses (1)	95,310	71,886	176,148	135,861
Total stock-based compensation expense	145,769	232,742	295,092	426,473
Total contribution	$262,527	$218,374	$514,945	$422,663
Contribution margin	56%	58%	56%	59%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit	$370,786	$284,716	$722,740	$551,839
Add: stock-based compensation	11,211	24,029	22,888	40,006
Gross profit, excluding stock-based compensation	$381,997	$308,745	$745,628	$591,845
Gross margin, excluding stock-based compensation	81%	82%	81%	83%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from operations	$(41,745)	$(146,148)	$(81,184)	$(260,162)
Add: stock-based compensation	145,769	232,742	295,092	426,473
Add: employer payroll taxes related to stock-based compensation	3,825	30,133	11,331	66,999
Adjusted income from operations	$107,849	$116,727	$225,239	$233,310
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$473,010	$375,642	$919,367	$716,876
Cost of revenue (1)	102,224	90,926	196,627	165,037
Gross profit	370,786	284,716	722,740	551,839
Operating expenses:
Sales and marketing (1)	168,875	162,379	329,360	298,476
Research and development (1)	88,171	110,524	176,772	208,995
General and administrative (1)	155,485	157,961	297,792	304,530
Total operating expenses	412,531	430,864	803,924	812,001
Loss from operations	(41,745)	(146,148)	(81,184)	(260,162)
Interest income	1,472	372	2,019	748
Interest expense	(670)	(590)	(1,264)	(2,430)
Other income (expense), net	(135,798)	2,125	(195,668)	(2,769)
Loss before provision for income taxes	(176,741)	(144,241)	(276,097)	(264,613)
Provision for (benefit from) income taxes	2,588	(5,661)	4,611	(2,559)
Net loss	$(179,329)	$(138,580)	$(280,708)	$(262,054)
————
(1) Includes stock-based compensation expense.

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	22	24	21	23
Gross margin	78	76	79	77
Operating expenses:
Sales and marketing	36	43	36	42
Research and development	18	30	19	29
General and administrative	33	42	33	42
Total operating expenses	87	115	88	113
Loss from operations	(9)	(39)	(9)	(36)
Interest income	—	—	—	—
Interest expense	—	—	—	(1)
Other income (expense), net	(28)	1	(21)	—
Loss before provision for (benefit from) income taxes	(37)	(38)	(30)	(37)
Provision for (benefit from) income taxes	1	(1)	1	—
Net loss	(38)%	(37)%	(31)%	(37)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Revenue:
Government	$262,998	$232,119	$30,879	13%	$504,788	$440,539	$64,249	15%
Commercial	210,012	143,523	66,489	46%	414,579	276,337	138,242	50%
Total revenue	$473,010	$375,642	$97,368	26%	$919,367	$716,876	$202,491	28%
Revenue increased by $97.4 million, or 26%, for the three months ended June 30, 2022 compared to the same period in 2021. Revenue from government customers increased by $30.9 million, or 13%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily from customers in the United States. Of the increase, $25.3 million was from government customers existing as of December 31, 2021. Revenue from commercial customers increased by $66.5 million, or 46%, for the three months ended June 30, 2022 compared to the same period in 2021. Of the increase, $46.2 million was from existing customers as of December 31, 2021, of which $22.3 million was revenue from customers with which we have entered into concurrent Investment Agreements. For additional information, see Note 4. Investments and Fair Value Measurements and Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Revenue increased by $202.5 million, or 28%, for the six months ended June 30, 2022 compared to the same period in 2021. Revenue from government customers increased by $64.2 million, or 15%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily from customers in the United States. Of the increase, $58.2 million was from government customers existing as of December 31, 2021. Revenue from commercial customers increased by $138.2 million, or 50%, for the six months ended June 30, 2022 compared to the same period in 2021. Of the increase, $100.0 million was from existing customers as of December 31, 2021, of which $49.4 million was revenue from customers with which we have entered into concurrent Investment Agreements. For additional information, see Note 4. Investments and Fair Value Measurements and Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Cost of revenue	102,224	90,926	11,298	12%	196,627	165,037	31,590	19%
Gross profit	370,786	284,716	86,070	30%	722,740	551,839	170,901	31%
Gross margin	78%	76%	2%		79%	77%	2%
Cost of revenue for the three months ended June 30, 2022 increased by $11.3 million, or 12%, compared to the same period in 2021. The increase was primarily due to increases of $11.1 million in third-party cloud hosting services driven by increased usage, $7.2 million in field service representatives and other direct deployment costs mainly related to new projects, and $4.5 million in payroll and other payroll-related costs driven by increased headcount attributable to our cost of revenue function. These increases were partially offset by a decrease of $14.5 million in stock-based compensation expense and related expenses.
Our gross margin for the three months ended June 30, 2022 increased from 76% for the same period in 2021 to 78% as a result of increased efficiencies in supporting revenue growth at our customer deployments, for example from making investments in our platforms as well as a lower rate of increase in cost of revenue partially driven by a decrease in stock-based compensation expense.
Cost of revenue for the six months ended June 30, 2022 increased by $31.6 million, or 19%, compared to the same period in 2021. The increase was primarily due to increases of $25.4 million in third-party cloud hosting services driven by increased usage, $12.7 million in field service representatives and other direct deployment costs mainly related to new projects, and $8.7 million in payroll and other payroll-related costs. These increases were partially offset by a decrease of $21.4 million in stock-based compensation expense and related expenses.
Our gross margin for the six months ended June 30, 2022 increased from 77% for the same period in 2021 to 79% as a result of increased efficiencies in supporting revenue growth at our customer deployments, for example from making investments in our platforms as well as a lower rate of increase in cost of revenue partially driven by a decrease in stock-based compensation expense.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	168,875	162,379	$6,496	4%	$329,360	$298,476	$30,884	10%
Research and development	88,171	110,524	(22,353)	(20)%	176,772	208,995	(32,223)	(15)%
General and administrative	155,485	157,961	(2,476)	(2)%	297,792	304,530	(6,738)	(2)%
Total operating expenses	$412,531	$430,864	$(18,333)	(4)%	$803,924	$812,001	$(8,077)	(1)%
Sales and Marketing
Sales and marketing expenses increased by $6.5 million, or 4%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increases of $18.1 million in payroll and other payroll-related costs driven by increased headcount attributable to our sales and marketing function, $11.4 million in marketing and advertising expenses, and $7.3 million in travel and office-related costs largely driven by the reduction in COVID-19 restrictions and office re-openings. These increases were partially offset by a decrease of $34.2 million in stock-based compensation expense and related expenses.
Sales and marketing expenses increased by $30.9 million, or 10%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increases of $37.0 million in payroll and other payroll-related costs driven by increased headcount attributable to our sales and marketing function, $22.4 million in marketing and advertising expenses, and $14.9 million in travel and office-related costs largely driven by the reduction in COVID-19 restrictions and office re-openings. These increases were partially offset by a decrease of $51.6 million in stock-based compensation expense and related expenses.
Research and Development
Research and development expenses decreased by $22.4 million, or 20%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $30.8 million in stock-based compensation expense and related expenses; partially offset by an increase of $7.9 million in payroll costs and other allocated overhead largely driven by increased headcount attributable to our research and development function.
Research and development expenses decreased by $32.2 million, or 15%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $50.9 million in stock-based compensation expense and related expenses; partially offset by increases of $9.4 million in payroll and other payroll-related costs primarily driven by increased headcount attributable to our research and development function and $5.6 million in travel and office-related costs largely driven by the reduction in COVID-19 restrictions and office re-openings.
General and Administrative
General and administrative expenses decreased by $2.5 million, or 2%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $33.8 million in stock-based compensation expense and related expenses. This decrease was partially offset by increases of $12.2 million in travel and office-related costs largely driven by the reduction in COVID-19 restrictions and office re-openings, $10.5 million in professional service fees, and $6.3 million in payroll and other payroll-related costs driven by increased headcount attributable to our general and administrative functions.
General and administrative expenses decreased by $6.7 million, or 2%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $63.0 million in stock-based compensation expense and related expenses and related expenses. This decrease was partially offset by increases of $20.1 million in professional service fees mainly related to legal and financial services, $19.2 million in travel and office-related costs largely driven by the reduction in COVID-19 restrictions and office re-openings, and $11.2 million in payroll and other payroll-related costs driven by increased headcount attributable to our general and administrative functions.
Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Cost of revenue	$11,211	$24,029	$(12,818)	(53)%	$22,888	$40,006	$(17,118)	(43)%
Sales and marketing	49,405	72,008	(22,603)	(31)%	98,677	129,294	(30,617)	(24)%
Research and development	24,978	50,630	(25,652)	(51)%	51,883	88,504	(36,621)	(41)%
General and administrative	60,175	86,075	(25,900)	(30)%	121,644	168,669	(47,025)	(28)%
Total stock-based compensation expense	$145,769	$232,742	$(86,973)	(37)%	$295,092	$426,473	$(131,381)	(31)%
Stock-based compensation expenses decreased by $87.0 million, or 37%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by awards granted during the three months ended June 30, 2021, forfeitures, and lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date of our direct listing, during the three months ended June 30, 2022 compared to the same period in 2021. The decrease was partially offset by an increase related to awards granted after June 30, 2021.
Stock-based compensation expenses decreased by $131.4 million, or 31%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by awards granted during the six months ended June 30, 2021, forfeitures, and lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date of our direct listing, during the six months ended June 30, 2022 compared to the same period in 2021. The decrease was partially offset by an increase related to awards granted after June 30, 2021.
Interest Income

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2022	2021	Amount	2022	2021	Amount
Interest income	$1,472	$372	$1,100	$2,019	$748	$1,271
Interest income increased by $1.1 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest income increased by $1.3 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2022	2021	Amount	2022	2021	Amount
Interest expense	$(670)	$(590)	$(80)	$(1,264)	$(2,430)	$1,166
Interest expense remained relatively flat for the three months ended June 30, 2022 compared to the same period in 2021.
Interest expense decreased by $1.2 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the full repayment of the outstanding debt balance during the second quarter of 2021.

Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2022	2021	Amount	2022	2021	Amount
Other income (expense), net	$(135,798)	$2,125	$(137,923)	$(195,668)	$(2,769)	$(192,899)
Other income (expense), net changed by $137.9 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to unrealized and realized losses, net from our investments in marketable securities.
Other income (expense), net changed by $192.9 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to unrealized and realized losses, net from our investments in marketable securities.
Provision for (Benefit From) Income Taxes

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2022	2021	Amount	2022	2021	Amount
Provision for (benefit from) income taxes	$2,588	$(5,661)	$8,249	$4,611	$(2,559)	$7,170
Provision for income taxes increased by $8.2 million for the three months ended June 30, 2022 compared to a benefit from income taxes in the same period in 2021 primarily due to the revaluation of our U.K. deferred tax assets as a result of a change in the U.K. corporate tax rate enacted in June 2021.
Provision for income taxes increased by $7.2 million for the six months ended June 30, 2022 compared to a benefit from income taxes the same period in 2021 primarily due to the revaluation of our U.K. deferred tax assets as a result of a change in the U.K. corporate tax rate enacted in June 2021.
Liquidity and Capital Resources
We generated positive cash flow from operations for the six months ended June 30, 2022. We had $2.4 billion in cash and cash equivalents available as of June 30, 2022. We believe that cash flows generated from operations, cash, cash equivalents, available funds, and access to financing sources, including our revolving credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Historically, we generated negative cash flows from operations and financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers.
As of June 30, 2022, our accumulated deficit balance was $5.8 billion, and our principal sources of liquidity were $2.4 billion of cash and cash equivalents.
As of June 30, 2022, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our revolving credit facility. During July 2022, we amended our revolving credit facility, which provided for, among other things, a new incremental delayed draw term loan (“DDTL”) facility in an aggregate principal amount of up to $450.0 million, upon the terms and conditions set forth in the applicable credit agreement. The DDTL facility is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. The DDTL facility, together with our existing revolving credit facility with an aggregate principal amount of up to $500.0 million, provides for total revolving and DDTL commitments of up to $950.0 million available to draw to fund working capital and general corporate expenditures. No amounts were drawn as of the date of this Quarterly Report on Form 10-Q. For more information, see Note 6. Debt and Note 13. Subsequent Events in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including, but not limited to the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, as of June 30, 2022, our approved investment commitments outstanding totaled $35.0 million, and we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$97,908	$139,631
Investing activities	(91,164)	(1,405)
Financing activities	47,848	174,944
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(6,341)	(1,496)
Net increase in cash, cash equivalents, and restricted cash	$48,251	$311,674
Operating Activities
Net cash provided by operating activities was $97.9 million and $139.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily driven by timing of the receipt of payments from our customers and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $91.2 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in investing activities was primarily due to purchases of marketable securities of $89.5 million.
Financing Activities
Net cash provided by financing activities was $47.8 million and $174.9 million for the six months ended June 30, 2022 and 2021, respectively, each of which primarily consisted of proceeds from the exercise of common stock options offset by the principal payments on borrowings of $200.0 million made during the six months ended June 30, 2021.
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
Market Risk
As of June 30, 2022, we had outstanding investments in marketable securities valued at $99.2 million. We have sold, and may continue to sell, some or all of our existing Investments. These Investments are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these Investments may fluctuate depending on the financial outcome and prospects of the Investees, as well as global market conditions including recent and ongoing volatility related to the impacts of COVID-19, the Russian invasion of Ukraine, and rising interest rates. Additionally, investing in early- or growth-stage companies carries inherent risks because, among other things, the technologies or products that are being developed by these companies are typically in the early phases and may never materialize or they may not achieve their growth or other business objectives, and they may experience a decline in financial condition, which could result in a loss of all or a substantial part of our investment in these companies. We record gains or losses as the fair value of these Investments change and as we sell them. We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, and as such gains and losses are realized. During the six months ended June 30, 2022, net unrealized losses of $174.7 million related to marketable securities were recorded in other income (expense), net on our condensed consolidated statements of operations. We do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies.
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
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, or results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about economic conditions (including as a result of the ongoing COVID-19 pandemic, inflation or geopolitical tensions), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 18% and 25% of our revenue for the years ended December 31, 2021 and 2020, respectively, and 16% and 19% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Our top three customers by revenue, for the six months ended June 30, 2022, have been with us for an average of six years as of June 30, 2022. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
We typically close a large portion of our sales in the last several weeks of a quarter, which impacts our ability to plan and manage margins and cash flows. Our sales cycle is often long, and it is difficult to predict exactly when, or if, we will actually make a sale with a potential customer, particularly with large government and commercial customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our contracts. The timing of customer billing and payment varies from contract to contract. A delay in the timing of receipt of such collections, or a default on a large contract, may negatively impact our liquidity for the period and in the future. Because a substantial portion of our expenses are relatively fixed in the short-term and require time to adjust, our results of operations and liquidity would suffer if revenue falls below our expectations in a particular period.
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
•The timing of expenses related to any future acquisitions; and
•General economic, regulatory, and market conditions, including the impacts of the COVID-19 pandemic, the ongoing Russian invasion of Ukraine and related economic sanctions and regional instability, and increasing inflation or interest rates.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,269 full-time employees as of June 30, 2022, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Our customers typically need training in the proper use of and the variety of benefits that can be derived from our platforms to maximize the potential of our platforms. If we do not effectively deploy, update, or upgrade our platforms, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing services, our ability to sell additional products and services to existing customers could be adversely affected, we may face negative publicity, and our reputation with potential customers could be damaged. Many enterprise and government customers require higher levels of service than smaller customers. If we fail to meet the requirements of the larger customers, it may be more difficult to execute on our strategy to increase our penetration with larger customers. As a result, our failure to maintain high quality services may have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
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
As a result of the ongoing COVID-19 pandemic, we continue to take precautionary measures to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. At the outset of the COVID-19 pandemic, and in light of the uncertain and rapidly evolving situation, these precautionary measures included temporarily closing our offices worldwide and virtualizing, postponing, or canceling customer, employee, or industry events. More recently and in accordance with relevant public health guidance and local conditions, we reopened our offices and resumed travel, while continuing to closely monitor the COVID-19 pandemic to determine if additional actions or adjustments to our current policies are required. While the COVID-19 pandemic has provided certain new opportunities for our business to expand, it has also created many negative headwinds that present risks to our business and results of operations. For example, the COVID-19 pandemic has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, which could result in a reduction to information technology budgets, delayed purchasing decisions, longer sales cycles, extended payment terms, delayed payments, and postponed or canceled projects, all of which would negatively impact our business, financial condition, and results of operations, including sales and cash flows. We do not yet know the net impact of the COVID-19 pandemic on our business and cannot guarantee that it will not be materially negative. Although we continue to monitor the pandemic and may adjust our current policies as information and relevant public health guidance evolves, the ongoing effects of the COVID-19 pandemic and the precautionary measures and policies that we have adopted in response to the pandemic may create operational and other challenges, any of which could harm our business and results of operations.

Historically, a significant portion of our field sales, operations and maintenance, and professional services have been conducted in person. As a result of certain work and travel restrictions implemented during the COVID-19 pandemic, the precautionary measures we adopted, and the increased availability of remote methods of customer support, many of our field sales and professional services activities are still being conducted remotely, which has resulted in a decrease in our travel and office expenditures. However, our travel and office-related expenditures have increased, and may continue to increase in the future, which could negatively impact our financial condition and results of operations. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers.

Although the majority of our workforce worked remotely during the COVID-19 pandemic, there was minimal disruption in our ability to ensure the effective operation of our software platforms. We have reopened our offices and are allowing business travel to resume, while continuing to closely monitor the pandemic, and some of our employees continue to work remotely. It is possible that remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; our ability to maintain and strengthen our company culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. During April 2021, we fully repaid the outstanding term loans in an aggregate principal amount of $200.0 million and mutually agreed with the lenders and other applicable parties under our revolving credit facility to amend our revolving credit facility to, among other things, increase the commitments under the revolving credit facility by $200.0 million, for total revolving commitments of $400.0 million. In March 2022, our revolving credit facility was further amended to, among other things, extend the maturity date of the revolving loan facility and increase the commitments under the revolving credit facility by $100.0 million, and in July 2022, our revolving credit facility was further amended to, among other things, provide a new incremental DDTL facility in an aggregate principal amount of $450.0 million, upon the terms and conditions set forth in the applicable credit agreement, as amended, with new and existing lenders. The DDTL facility is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. The existing revolving credit facility, as amended, matures in March 2027. The DDTL facility, together with our existing revolving credit facility, provides for total commitments of up to $950.0 million, all of which are undrawn as of the date of this Quarterly Report on Form 10-Q. Any interest or facility payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.

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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of June 30, 2022, we were in compliance with all covenants and restrictions associated with our revolving credit facility.
Variable rate indebtedness that we may incur under our revolving credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of June 30, 2022, no borrowings were outstanding under our revolving credit facility. Any borrowings under the revolving credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our revolving credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement), plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and is payable quarterly or more or less frequently in certain circumstances.

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
We have made and may continue to make strategic investments pursuant to Investment Agreements to purchase, or commit to purchase, securities of Investees, including privately-held or publicly-traded entities; however, we do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies.
As of June 30, 2022, we had an outstanding approved investment commitment, subject to the applicable terms and conditions, to purchase a total of 3.5 million shares for an aggregate purchase price of $35.0 million. The closing of such investment commitment is contingent upon the completion of a proposed business combination between the applicable Investee and another party, and are subject to numerous terms and conditions, including approvals of the stockholders of applicable parties and regulatory review, which are inherently uncertain.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services. The total value of such commercial contracts, including Investments that have already closed, is $754.9 million, which is inclusive of $116.2 million of contractual options. The terms of such contracts, including these contractual options, range from three to ten years. Many of these commercial contracts are subject to various termination provisions, including, as applicable, for convenience in the event a proposed business combination or our proposed investment is not completed. Parties to certain of these and other commercial contracts entered into in connection with our Investments may elect to exercise termination rights, including, to the extent applicable, in the event a proposed business combination is not completed, which would negatively impact our expected revenue and collections. The total revenue recognized by us from the commercial contracts during the six months ended June 30, 2022 was $70.6 million. In addition to the above, as of June 30, 2022, we have entered into certain commercial contracts, the total value of which is $68.0 million, that are contingent on the corresponding contemplated Investment Agreements being negotiated, approved, and executed.
If the companies that we enter into commercial contracts with, including, as applicable, companies that complete their proposed business combinations as contemplated, are unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, our commercial contracts and expected revenue and collections would be negatively impacted. These companies may be engaged in businesses that involve novel and unproven technologies, products, and services and such companies may be unable to perform their obligations under any commercial contracts that we enter into with them in a timely manner or at all.
Our ability to sell or transfer, or realize value from our Investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the Securities and Exchange Commission (“SEC”) pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our Investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer our Investments. In addition, our Investments are speculative in nature and may be volatile or decline in value or be entirely lost. We have realized, and may continue to realize, losses related to these marketable securities, which could have a negative impact on our future financial position, results of operations, and cash flows.
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
Our platforms and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem, including our customer environments. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or any third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support or otherwise interface with us and our platforms and services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. The natural sunsetting or phasing out of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited. In addition, our software is deployed on-premises at customer sites and in other locations where we may not have full control over how our products are deployed or managed. If our products are not appropriately secured in these environments, they could be compromised, inappropriately accessed, or undergo unauthorized copying and distribution, which could adversely affect our business, financial condition, and results of operations. In addition, as we increase the number of customers we serve on our cloud environment, the likelihood increases that some usage of our products may occur that violates our terms of service or is otherwise improper or perceived as improper, which could cause reputational damage and adversely affect our business, financial condition, and results of operations.

We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that past, future, or ongoing cyberattacks or other security breaches or incidents against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. For instance, due to political uncertainty, geopolitical tensions, and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering or human error.
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
In addition, our platforms integrate a wide variety of other elements, and our platforms must successfully interoperate with products from other vendors and our customers’ internally developed software. As a result, when problems occur for a customer using our platforms, it may be difficult to identify the sources of these problems, and we may receive blame for a security, access control, or other compliance breach that was the result of the failure of one of the other elements in a customer’s or another vendor’s IT, security, or compliance infrastructure. The occurrence of software or errors in data, whether or not caused by our platforms, could delay or reduce market acceptance of our platforms and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition, and results of operations. If an actual or perceived breach of information correctness, auditability, integrity, or availability occurs in one of our customers’ systems, regardless of whether the breach is attributable to our platforms, the market perception of the effectiveness of our platforms could be harmed. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments indicating an in-principle agreement between the U.S. and European Commission to develop a new Trans-Atlantic Data Privacy Framework, new legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could emerge resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation, including the following (collectively, the “State Privacy Laws”):
•The Virginia Consumer Data Protection Act (“VCDPA”), enacted in March 2021 and scheduled to become effective on January 1, 2023;
•The Colorado Privacy Act (“CPA”), which was enacted in June 2021 and will become effective on July 1, 2023;
•The Utah Consumer Privacy Act (“UCPA”), which was enacted in March 2022 and will become effective December 31, 2023; and

•Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring (“CTDPA”), which was enacted in May 2022 and most of which will become effective July 1, 2023.
We cannot yet fully predict the impact of the State Privacy Laws, and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
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
•Volatility and fluctuations in currency exchange rates, including that, because many of our non-U.S. contracts are denominated in U.S. dollars, an increase in the strength of the U.S. dollar has made our products more expensive for non-U.S. dollar denominated customers, which may make doing business with us less appealing to such customers;
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
We have previously been, and may currently be, and from time to time going forward may become involved in and subject to regulatory or other governmental inquiries or investigations, or government or private-party litigation or proceedings for a variety of claims or disputes. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. One of our stockholders with respect to whom we recently settled litigation as described in the notes to our condensed consolidated financial statements has threatened to bring various of these claims. In addition, our business and results may be adversely affected by the outcome of any currently pending or any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.
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
As we operate and sell our platforms and services around the world, we are subject to the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, and other anti-corruption and anti-bribery laws and regulations in the jurisdictions in which we do business, both domestic and abroad. These laws and regulations generally prohibit improper payments or offers of improper payments to government officials, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.
We have operations, deal with and make sales to governmental or quasi-governmental entities in the United States and in non-U.S. countries, including those known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe, Africa, South America, and the Middle East, and further expansion of our non-U.S. sales efforts may involve additional regions.
Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could be in violation of various laws including the FCPA. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot ensure that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA, the U.K. Bribery Act, and other laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Our exposure for violating these laws increases as our non-U.S. presence expands and as we increase sales and operations in foreign jurisdictions.

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
Risks Related to Relationships and Business with the Public Sector
A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector has adversely affected and could continue to adversely affect our business, results of operations, financial condition, and growth prospects.
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
Such events or activities, among others, have caused and could continue to cause governments and governmental agencies to delay or refrain from purchasing our platforms and services in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.
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
A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards have affected and may continue to significantly and adversely affect our future revenue and limit our growth prospects.
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
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenue. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of particular defense-related programs, or significant budget-related delays in contract or task order awards for large programs have affected and could continue to adversely affect our future revenue and limit our growth prospects.
Risks Related to Ownership of Our Class A Common Stock
The public trading price of our Class A common stock may be volatile and may decline regardless of our operating performance.
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other recently public companies have historically been highly volatile. The public trading price of our Class A common stock could be subject to fluctuations in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:
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
•Other events or factors, including those resulting from war, geopolitical tensions such as the ongoing Russian invasion of Ukraine and related economic sanctions, incidents of terrorism, pandemics, including the COVID-19 pandemic, or responses to these events; and
•General economic conditions, such as rising inflation or interest rates in the U.S. and slow or negative growth of our markets.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of June 30, 2022, approximately 4.4 million options will expire through December 2022 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of June 30, 2022, there were 1,962,382,299 shares of our Class A common stock outstanding, 99,353,552 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of June 30, 2022, there were outstanding options to purchase an aggregate of 146,054,340 shares of our Class A common stock and 190,521,721 shares of our Class B common stock, and 82,860,226 shares of our Class A common stock and 53,850,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 26.9% of the voting power of our outstanding capital stock in the aggregate as of August 1, 2022.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of August 1, 2022. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,062,740,851 shares of our common stock outstanding as of June 30, 2022. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of June 30, 2022, our Founders were 54, 54, and 39 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. A further downturn in economic conditions, including rising inflation or interest rates in the U.S., supply chain disruptions, global political and economic uncertainty, geopolitical tensions, such as the ongoing Russian invasion of Ukraine, a lack of availability of credit, a reduction in business confidence and activity, the curtailment of government or corporate spending, public health concerns or emergencies, financial market volatility, and other factors have in the past and may in the future affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, and lower or no growth.
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
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and GBP. We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. Additionally, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies. In recent months, the U.S. dollar has strengthened compared to other currencies. Continued increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenues being lower, result in increased expenses for our non-U.S. operations, or otherwise impact our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Consulting Agreement between the Company and Spencer Rascoff, dated June 6, 2022.

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

PALANTIR TECHNOLOGIES INC.

Date: August 8, 2022	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2022	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)