Form 10-Q
period 2022-09-30
Palantir Technologies Inc.
filed 2022-11-07
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-39540
________________________________________________

Palantir Technologies Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	68-0551851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 17th Street, Floor 15 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (720) 358-3679
1555 Blake Street, Suite 250
Denver, Colorado 80202
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 1,979,273,947 shares of the registrant’s Class A common stock outstanding, 99,861,503 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,411,290	$2,290,674
Restricted cash	20,557	36,628
Accounts receivable, net	343,264	190,923
Marketable securities	57,342	234,153
Prepaid expenses and other current assets	114,157	110,872
Total current assets	2,946,610	2,863,250
Property and equipment, net	57,822	31,304
Restricted cash, noncurrent	20,902	39,612
Operating lease right-of-use assets	199,359	216,898
Other assets	94,142	96,386
Total assets	$3,318,835	$3,247,450
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$59,507	$74,907
Accrued liabilities	164,697	155,806
Deferred revenue	189,771	227,816
Customer deposits	234,142	161,605
Operating lease liabilities	40,233	39,927
Total current liabilities	688,350	660,061
Deferred revenue, noncurrent	31,383	40,217
Customer deposits, noncurrent	5,533	33,699
Operating lease liabilities, noncurrent	204,903	220,146
Other noncurrent liabilities	2,051	2,297
Total liabilities	932,220	956,420
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of September 30, 2022 and December 31, 2021; 1,978,797 and 1,926,589 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 2,700,000 Class B shares authorized as of September 30, 2022 and December 31, 2021; 99,862 and 99,880 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of September 30, 2022 and December 31, 2021	2,080	2,027
Additional paid-in capital	8,284,686	7,777,085
Accumulated other comprehensive loss	(9,835)	(2,349)
Accumulated deficit	(5,890,316)	(5,485,733)
Total stockholders’ equity	2,386,615	2,291,030
Total liabilities and stockholders’ equity	$3,318,835	$3,247,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$477,880	$392,146	$1,397,247	$1,109,022
Cost of revenue	107,611	86,804	304,238	251,841
Gross profit	370,269	305,342	1,093,009	857,181
Operating expenses:
Sales and marketing	182,918	153,443	512,278	451,919
Research and development	100,863	94,316	277,635	303,311
General and administrative	148,679	149,524	446,471	454,054
Total operating expenses	432,460	397,283	1,236,384	1,209,284
Loss from operations	(62,191)	(91,941)	(143,375)	(352,103)
Interest income	5,540	379	7,559	1,127
Interest expense	(1,082)	(609)	(2,346)	(3,039)
Other income (expense), net	(65,046)	(8,528)	(260,714)	(11,297)
Loss before provision for (benefit from) income taxes	(122,779)	(100,699)	(398,876)	(365,312)
Provision for (benefit from) income taxes	1,096	1,438	5,707	(1,121)
Net loss	$(123,875)	$(102,137)	$(404,583)	$(364,191)
Net loss per share attributable to common stockholders, basic	$(0.06)	$(0.05)	$(0.20)	$(0.19)
Net loss per share attributable to common stockholders, diluted	$(0.06)	$(0.05)	$(0.20)	$(0.19)
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	2,073,265	1,964,395	2,054,926	1,893,911
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	2,073,265	1,964,395	2,054,926	1,893,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(123,875)	$(102,137)	$(404,583)	$(364,191)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,161)	(1,760)	(7,486)	1,050
Comprehensive loss	$(127,036)	$(103,897)	$(412,069)	$(363,141)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	2,062,741	$2,063	$8,119,876	$(6,674)	$(5,766,441)	$2,348,824
Issuance of common stock from the exercise of stock options	4,907	5	24,562	—	—	24,567
Issuance of common stock upon vesting of restricted stock units ("RSUs")	12,016	12	(12)	—	—	—
Stock-based compensation	—	—	140,260	—	—	140,260
Other comprehensive loss	—	—	—	(3,161)	—	(3,161)
Net loss	—	—	—	—	(123,875)	(123,875)
Balance as of September 30, 2022	2,079,664	$2,080	$8,284,686	$(9,835)	$(5,890,316)	$2,386,615

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030
Issuance of common stock from the exercise of stock options	16,341	17	72,091	—	—	72,108
Issuance of common stock upon vesting of RSUs	35,849	36	(36)	—	—	—
Stock-based compensation	—	—	435,546	—	—	435,546
Other comprehensive loss	—	—	—	(7,486)	—	(7,486)
Net loss	—	—	—	—	(404,583)	(404,583)
Balance as of September 30, 2022	2,079,664	$2,080	$8,284,686	$(9,835)	$(5,890,316)	$2,386,615

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	1,936,578	$1,937	$7,294,369	$65	$(5,227,408)	$2,068,963
Issuance of common stock from the exercise of stock options	41,249	41	97,954	—	—	97,995
Issuance of common stock upon vesting of RSUs	13,291	13	(13)	—	—	—
Stock-based compensation	—	—	184,995	—	—	184,995
Other comprehensive loss	—	—	—	(1,760)	—	(1,760)
Net loss	—	—	—	—	(102,137)	(102,137)
Balance as of September 30, 2021	1,991,118	$1,991	$7,577,305	$(1,695)	$(5,329,545)	$2,248,056

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	155,720	155	474,528	—	—	474,683
Issuance of common stock upon vesting of RSUs	37,123	37	(37)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	4,664	6	1,706	—	—	1,712
Stock-based compensation	—	—	612,252	—	—	612,252
Other comprehensive income	—	—	—	1,050	—	1,050
Net loss	—	—	—	—	(364,191)	(364,191)
Balance as of September 30, 2021	1,991,118	$1,991	$7,577,305	$(1,695)	$(5,329,545)	$2,248,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(404,583)	$(364,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,149	11,057
Stock-based compensation	435,400	611,308
Deferred income taxes	(31)	337
Non-cash operating lease expense	30,130	23,417
Unrealized and realized (gain) loss from marketable securities, net	260,720	7,238
Other operating activities	2,344	3,076
Changes in operating assets and liabilities:
Accounts receivable	(154,591)	(15,412)
Prepaid expenses and other current assets	(5,780)	(7,872)
Other assets	10,490	(7,032)
Accounts payable	(15,165)	1,158
Accrued liabilities	(828)	20,360
Deferred revenue, current and noncurrent	(44,912)	(3,781)
Customer deposits, current and noncurrent	44,263	(16,227)
Operating lease liabilities, current and noncurrent	(27,437)	(22,786)
Other noncurrent liabilities	(195)	(226)
Net cash provided by operating activities	144,974	240,424
Investing activities
Purchases of property and equipment	(35,109)	(6,783)
Purchases of marketable securities	(124,500)	(155,315)
Proceeds from sales of marketable securities	36,482	—
Proceeds from redemption of marketable securities	4,619	—
Purchases of alternative investments	—	(50,941)
Other investing activities	—	(3,000)
Net cash used in investing activities	(118,508)	(216,039)
Financing activities
Principal payments on borrowings	—	(200,000)
Proceeds from the exercise of common stock options	72,108	474,683
Other financing activities	(269)	(401)
Net cash provided by financing activities	71,839	274,282
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(12,470)	(3,638)
Net increase in cash, cash equivalents, and restricted cash	85,835	295,029
Cash, cash equivalents, and restricted cash - beginning of period	2,366,914	2,128,146
Cash, cash equivalents, and restricted cash - end of period	$2,452,749	$2,423,175

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,268	$3,588
Cash paid for interest	$5	$2,774
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
2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying condensed consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee are accounted for using the equity method of accounting. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, loss from operations, net loss, or cash flows. The Company's fiscal year ends on December 31.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022. There have been no significant changes to these policies during the nine months ended September 30, 2022.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2022	2021
Cash and cash equivalents	$2,411,290	$2,335,068
Restricted cash	20,557	41,316
Restricted cash, noncurrent	20,902	46,791
Total cash, cash equivalents, and restricted cash	$2,452,749	$2,423,175
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of September 30, 2022 and December 31, 2021, the allowances for credit losses were not material.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of September 30, 2022 and December 31, 2021 were $343.3 million and $190.9 million, respectively. Customers J and I represented 17% and 13% of total accounts receivable as of September 30, 2022. No other single customer represented more than 10% of total accounts receivable as of September 30, 2022 or December 31, 2021.
For the three and nine months ended September 30, 2022 and 2021, no customer represented more than 10% of total revenue.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of September 30, 2022 and December 31, 2021, the Company's contract liability balances were $460.8 million and $463.3 million, respectively. Revenue of $353.8 million and $347.7 million was recognized during the nine months ended September 30, 2022 and 2021, respectively, that was included in the contract liability balances as of December 31, 2021 and 2020, respectively.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s remaining performance obligations were $1.3 billion as of September 30, 2022, of which the Company expects to recognize approximately 44% as revenue over the next 12 months, 42% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$914,646	$914,646	$—	$—
Certificates of deposit	7,379	—	7,379	—
Restricted cash, current and noncurrent
Certificates of deposit	24,477	—	24,477	—
Marketable securities:
Marketable securities	57,342	57,342	—	—
Total	$1,003,844	$971,988	$31,856	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$507,317	$507,317	$—	$—
Certificates of deposit	6,844	—	6,844	—
Restricted cash, current and noncurrent
Certificates of deposit	45,048	—	45,048	—
Marketable securities:
Marketable securities	234,153	234,153	—	—
Total	$793,362	$741,470	$51,892	$—
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
Marketable Securities
Marketable securities consist of equity securities in publicly-traded companies and are recorded at fair market value each reporting period. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded net unrealized losses of $18.0 million and $192.8 million, respectively, and realized losses of $41.3 million and $67.9 million, respectively, within other income (expense), net on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recorded net unrealized losses of $7.2 million and no realized losses within other income (expense), net on the condensed consolidated statements of operations.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Investments
Since 2021, the Company has approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company purchased shares for a total investment of $124.5 million and $326.0 million, respectively. During the three months ended September 30, 2022, the Company purchased 3.5 million shares of Rubicon Technologies for $35.0 million pursuant to the applicable Investment Agreement.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services. The terms of such contracts, including contractual options, range from three to ten years. The majority of these commercial contracts are subject to various termination provisions.
The Company assesses the concurrent agreements under the noncash and consideration paid or payable to a customer guidance within ASC 606—Revenue from Contracts with Customers as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. As currently assessed, the total value of such commercial contracts with Investees or associated entities was $754.9 million as of September 30, 2022, which is inclusive of $116.2 million of contractual options. As of September 30, 2022, the cumulative amount of revenue recognized from commercial contracts with Investees was $147.0 million, of which $28.1 million and $98.7 million of revenue was recognized during the three and nine months ended September 30, 2022, respectively.
Alternative Investments
During the year ended December 31, 2021, the Company purchased $50.9 million in 100-ounce gold bars. The gold bars are kept in a secure third-party facility located in the northeastern United States. The Company is able to take physical possession of the gold bars stored at the facility at any time with reasonable notice. During the three and nine months ended September 30, 2022, the Company recorded net unrealized losses of $2.6 million related to alternative investments within other income (expense), net on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recorded net unrealized losses of $1.8 million related to alternative investments within other income (expense), net on the condensed consolidated statements of operations.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Leasehold improvements	$77,320	$72,834
Computer equipment, software, and other	36,685	16,916
Furniture and fixtures	12,116	8,358
Construction in progress	6,378	3,126
Total property and equipment, gross	132,499	101,234
Less: accumulated depreciation and amortization	(74,677)	(69,930)
Total property and equipment, net	$57,822	$31,304
Depreciation and amortization expense related to property and equipment, net was $5.5 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, and $13.9 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued payroll and related expenses	$52,991	$60,732
Accrued other liabilities	111,706	95,074
Total accrued liabilities	$164,697	$155,806
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”), including on March 31, 2022 (the “March 2022 Amendment”) and on July 1, 2022 (the “July 2022 Amendment”). The March 2022 Amendment provided for, among other things, an extension of the revolving loan facility maturity date to March 31, 2027 and an increase of $100.0 million to the lenders’ revolving commitments for total revolving commitments of $500.0 million. The July 2022 Amendment provided for, among other things, a new incremental delayed draw term loan (“DDTL”) facility in an aggregate principal amount of up to $450.0 million, upon the terms and conditions set forth in the 2014 Credit Facility, as amended, with new and existing lenders. The DDTL facility is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. As of September 30, 2022, the 2014 Credit Facility allows for the drawdown of up to $950.0 million to fund working capital and general corporate expenditures.
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
As of September 30, 2022, the Company had no outstanding debt balances and $950.0 million undrawn of revolving or DDTL commitments under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of September 30, 2022.
7. Commitments and Contingencies
Purchase Commitments
In December 2019, the Company entered into, and subsequently amended, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through June 30, 2029, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. In May 2022, the agreement was amended to extend the second contract year from June 30, 2022 to September 30, 2022 and the optional carryover period from June 30, 2029 to September 30, 2029. The Company satisfied its $167.0 million commitment for the contract year ended September 30, 2022. The commitment amount for the contract year ending September 30, 2023 is $199.0 million.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
On December 14, 2017, members of KT4 Partners LLC (Managing Member Marc Abramowitz) and Sandra Martin Clark, as trustee for the Marc Abramowitz Irrevocable Trust Number 7 (together, “KT4 Plaintiffs”), filed an action in the Delaware Superior Court against the Company and Disruptive Technology Advisers LLC. The complaint alleges tortious interference with prospective economic advantage and civil conspiracy in connection with a potential sale of stock by the KT4 Plaintiffs to a third party. The KT4 Plaintiffs sought compensatory and punitive damages, interest, fees, and costs. On June 27, 2022, the Company and the KT4 Plaintiffs entered into an agreement to settle the litigation and certain other matters. The Company has paid the amount of the settlement in full and has received the insurance reimbursement as of September 30, 2022.

On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934 and the Securities Act of 1933. The Company disputes these claims and intends to defend these matters vigorously. Because the litigation is in early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.

As of September 30, 2022, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $41.5 million and $76.2 million as of September 30, 2022 and December 31, 2021, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of September 30, 2022, these letters of credit and guarantees had expiration dates through August 31, 2031.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its operations and maintenance (“O&M”) services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of September 30, 2022 and December 31, 2021.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
foreseeable future. As such, the Company has not recorded a liability for infringement costs as of September 30, 2022 and December 31, 2021.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders' Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company's capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of September 30, 2022.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of September 30, 2022.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	1,978,797	20,000,000	1,926,589
Class B Common Stock	2,700,000	99,862	2,700,000	99,880
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,079,664	22,701,005	2,027,474
9. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2022 (in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	349,952	$7.81	9.06	$3,638,685
Options exercised	(16,341)	4.41
Options canceled and forfeited	(2,490)	4.91
Balance as of September 30, 2022	331,121	$8.00	8.54	$568,915
Options vested and exercisable as of September 30, 2022	179,077	$5.61	7.55	$525,193
As of September 30, 2022, the total unrecognized stock-based compensation expense related to options outstanding was $759.7 million, which is expected to be recognized over a weighted-average service period of eight years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs
The following table summarizes the RSU activity for the nine months ended September 30, 2022 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2021	153,749	$9.56
RSUs granted	19,686	11.77
RSUs vested and converted to shares	(35,849)	8.68
RSUs canceled	(6,479)	9.32
Balance as of September 30, 2022	131,107	$10.15
As of September 30, 2022, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $779.3 million, which the Company expects to recognize over a weighted-average service period of three years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$10,525	$14,860	$33,413	$54,866
Sales and marketing	48,824	57,124	147,501	186,418
Research and development	25,113	34,472	76,996	122,976
General and administrative	55,846	78,379	177,490	247,048
Total stock-based compensation expense	$140,308	$184,835	$435,400	$611,308
10. Income Taxes
The Company recorded a provision for income taxes of $1.1 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and a provision for income taxes of $5.7 million and a benefit from income taxes of $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of September 30, 2022 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, foreign withholding taxes, and valuation allowances recorded on its losses from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes decreased by $0.3 million and increased by $6.8 million from a benefit from income taxes for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These changes are primarily due to the absence in the current period of the revaluation of the Company’s U.K. deferred tax assets as a result of a change in the U.K. corporate tax rate enacted in June 2021.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company believes that it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realized. Accordingly, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of September 30, 2022.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company's current analysis of the provisions, the Company does not believe this legislation will have a material impact on its condensed consolidated financial statements.
11. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders, for diluted net loss per share	$(123,875)	$(102,137)	$(404,583)	$(364,191)
Denominator
Weighted-average shares used in computing net loss per share, basic	2,073,265	1,964,395	2,054,926	1,893,911
Weighted-average shares used in computing net loss per share, diluted	2,073,265	1,964,395	2,054,926	1,893,911
Net loss per share
Net loss per share attributable to common stockholders, basic	$(0.06)	$(0.05)	$(0.20)	$(0.19)
Net loss per share attributable to common stockholders, diluted	$(0.06)	$(0.05)	$(0.20)	$(0.19)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of September 30,
	2022	2021
Options and stock appreciation rights issued and outstanding	331,121	374,555
RSUs outstanding	128,182	166,033
Warrants to purchase common stock	13,042	13,042
Total	472,345	553,630
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Government	$273,834	$217,836	$778,622	$658,375
Commercial	204,046	174,310	618,625	450,647
Total revenue	$477,880	$392,146	$1,397,247	$1,109,022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contribution:
Government	$153,552	$125,706	$447,004	$400,705
Commercial	93,148	98,177	314,641	245,841
Total contribution	$246,700	$223,883	$761,645	$646,546
The reconciliation of contribution to loss from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from operations	$(62,191)	$(91,941)	$(143,375)	$(352,103)
Research and development expenses (1)	75,750	59,844	200,639	180,335
General and administrative expenses (1)	92,833	71,145	268,981	207,006
Total stock-based compensation expense	140,308	184,835	435,400	611,308
Total contribution	$246,700	$223,883	$761,645	$646,546
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$296,650	62%	$227,285	58%	$859,786	62%	$625,662	56%
United Kingdom	59,435	12%	47,914	12%	161,477	11%	122,234	11%
Rest of world (1)	121,795	26%	116,947	30%	375,984	27%	361,126	33%
Total revenue	$477,880	100%	$392,146	100%	$1,397,247	100%	$1,109,022	100%
—————
(1) No other country represents 10% or more of total revenue for the three and nine months ended September 30, 2022 or 2021.

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
We regularly evaluate partnerships and investment opportunities in complementary businesses, employee teams, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, we have approved and entered into strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). See further discussion in Note 4. Investments and Fair Value Measurements.
Our Business
Our customers pay us to use the software platforms we have built. While we generally offer contract terms of one to five years in length, our customers sometimes enter into shorter-term contracts. Revenue is generally recognized ratably over the contract term. Many of our customer contracts contain termination for convenience provisions.
For the three months ended September 30, 2022, we generated $477.9 million in revenue, reflecting a 22% growth rate from the three months ended September 30, 2021, when we generated $392.1 million in revenue. For the nine months ended September 30, 2022, we generated $1.4 billion in revenue, reflecting a 26% growth rate from the nine months ended September 30, 2021, when we generated $1.1 billion in revenue.
In the three months ended September 30, 2022, we incurred losses from operations of $62.2 million, or generated adjusted income from operations of $81.3 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended September 30, 2021, we incurred losses from operations of $91.9 million, or generated adjusted income from operations of $116.1 million when excluding stock-based compensation and related employer payroll taxes. In the nine months ended September 30, 2022, we incurred losses from operations of $143.4 million, or generated adjusted income from operations of $306.5 million when excluding stock-based compensation and related employer payroll taxes. In the nine months ended September 30, 2021, our losses from operations were $352.1 million, or generated adjusted income from operations of $349.4 million when excluding stock-based compensation and related employer payroll taxes.
In the three months ended September 30, 2022, our gross profit was $370.3 million, reflecting a gross margin of 77%, or 80% when excluding stock-based compensation. In the three months ended September 30, 2021, our gross profit was $305.3 million, reflecting a gross margin of 78%, or 82% when excluding stock-based compensation. In the nine months ended September 30, 2022, our gross profit was $1.1 billion, reflecting a gross margin of 78%, or 81% when excluding stock-based compensation. In the nine months ended September 30, 2021, our gross profit was $857.2 million, reflecting a gross margin of 77%, or 82% when excluding stock-based compensation.
For more information about our adjusted income or loss from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, excluding stock-based compensation, as well as reconciliations from loss from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended September 30, 2022, we had 337 customers, including companies in various commercial sectors and government agencies around the world. During the period ended September 30, 2021, we had 203 customers.
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
We have built lasting and significant customer relationships with some of the world’s leading government institutions and companies, and are expanding our partnerships with early- and growth-stage companies. Our average revenue for the top twenty customers during the trailing twelve months ended September 30, 2022 was $47.7 million, which grew 15% from an average of $41.3 million in revenue from the top twenty customers during the trailing twelve months ended September 30, 2021, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. In the nine months ended September 30, 2022, 56% of our revenue came from government customers and 44% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the nine months ended September 30, 2022, we generated 62% of our revenue from customers in the United States and the remaining 38% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended September 30, 2022 was $1.1 billion, which grew 38% from the prior twelve-month period. We expect that U.S customers will continue to be a source of significant revenue growth for us.
We continue to believe that our government customers remain a meaningful and resilient source of revenue for our business, particularly during periods of economic uncertainty. However, large government customers in particular are generally subject to a number of uncertainties regarding budgets and spending levels, changes in timing and spending priorities, and regulatory and policy changes, which can make it difficult to predict when, or if, we will make sales to such customers or the size and scope of any contract awards. See also the discussion of “Risks Related to Relationships and Business with the Public Sector” within “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
Expansion of Access to Platforms
We have expanded access to our platforms to early- and growth-stage companies, including startups, as we continue our outreach efforts to an increasingly broad swath of the potential market.
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
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the ongoing COVID-19 pandemic, the impact of the Russian invasion of Ukraine, inflationary pressures, and foreign currency fluctuations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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

We saw decreases in our travel and office-related expenditures, including during the temporary closures of our offices globally and reductions in related operating expenses, related to the ongoing COVID-19 pandemic. However, our travel and office-related expenditures have increased, and may continue to increase moving forward.
Russian Invasion of Ukraine
We continue to closely monitor the impact of the Russian invasion of Ukraine and its global impacts on our business. While the conflict is still evolving and the outcome remains highly uncertain, we do not expect that the Russian invasion will have a material impact on our business and results of operations. We do not currently have office locations in Russia and none of our revenues came from sales to entities headquartered in Russia. In June 2022, our Chief Executive Officer, Alexander Karp, met with the President of Ukraine and other senior officials to discuss opening an office in Ukraine and providing ongoing support. Our current operations related to Ukraine are not material to our financial position or results of operations. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.
Foreign Currency Exchange Rates
Our contracts with customers are primarily denominated in U.S. dollars. As a result, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had an unfavorable impact on our revenues from certain non-U.S. customers; however, that impact for the three and nine months ended September 30, 2022 was not material to our financial position or results of operations.
See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, and in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022, for further discussion of the impact of macroeconomic trends on our business.

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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from operations	$(62,191)	$(91,941)	$(143,375)	$(352,103)
Add:
Research and development expenses (1)	75,750	59,844	200,639	180,335
General and administrative expenses (1)	92,833	71,145	268,981	207,006
Total stock-based compensation expense	140,308	184,835	435,400	611,308
Total contribution	$246,700	$223,883	$761,645	$646,546
Contribution margin	52%	57%	55%	58%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit	$370,269	$305,342	$1,093,009	$857,181
Add: stock-based compensation	10,525	14,860	33,413	54,866
Gross profit, excluding stock-based compensation	$380,794	$320,202	$1,126,422	$912,047
Gross margin, excluding stock-based compensation	80%	82%	81%	82%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from operations	$(62,191)	$(91,941)	$(143,375)	$(352,103)
Add: stock-based compensation	140,308	184,835	435,400	611,308
Add: employer payroll taxes related to stock-based compensation	3,133	23,215	14,464	90,214
Adjusted income from operations	$81,250	$116,109	$306,489	$349,419
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
Interest Expense
Interest expense consists primarily of interest expense and commitment fees incurred under our credit facility.
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$477,880	$392,146	$1,397,247	$1,109,022
Cost of revenue (1)	107,611	86,804	304,238	251,841
Gross profit	370,269	305,342	1,093,009	857,181
Operating expenses:
Sales and marketing (1)	182,918	153,443	512,278	451,919
Research and development (1)	100,863	94,316	277,635	303,311
General and administrative (1)	148,679	149,524	446,471	454,054
Total operating expenses	432,460	397,283	1,236,384	1,209,284
Loss from operations	(62,191)	(91,941)	(143,375)	(352,103)
Interest income	5,540	379	7,559	1,127
Interest expense	(1,082)	(609)	(2,346)	(3,039)
Other income (expense), net	(65,046)	(8,528)	(260,714)	(11,297)
Loss before provision for income taxes	(122,779)	(100,699)	(398,876)	(365,312)
Provision for (benefit from) income taxes	1,096	1,438	5,707	(1,121)
Net loss	$(123,875)	$(102,137)	$(404,583)	$(364,191)
————
(1) Includes stock-based compensation expense.

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	23	22	22	23
Gross margin	77	78	78	77
Operating expenses:
Sales and marketing	38	39	36	41
Research and development	21	24	20	27
General and administrative	31	38	32	41
Total operating expenses	90	101	88	109
Loss from operations	(13)	(23)	(10)	(32)
Interest income	1	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	(14)	(3)	(19)	(1)
Loss before provision for (benefit from) income taxes	(26)	(26)	(29)	(33)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(26)%	(26)%	(29)%	(33)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Revenue:
Government	$273,834	$217,836	$55,998	26%	$778,622	$658,375	$120,247	18%
Commercial	204,046	174,310	29,736	17%	618,625	450,647	167,978	37%
Total revenue	$477,880	$392,146	$85,734	22%	$1,397,247	$1,109,022	$288,225	26%
Revenue increased by $85.7 million, or 22%, for the three months ended September 30, 2022 compared to the same period in 2021. Revenue from government customers increased by $56.0 million, or 26%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily from customers in the United States. Revenue from U.S. government customers was $208.9 million for the three months ended September 30, 2022 compared to $170.1 million for the same period in 2021. Of the total increase in revenue from government customers, $48.7 million was from government customers existing as of December 31, 2021. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. Revenue from commercial customers increased by $29.7 million, or 17%, for the three months ended September 30, 2022 compared to the same period in 2021. Of the increase, $26.1 million was from new customers as of December 31, 2021, of which $5.2 million was revenue from customers with which we have entered into concurrent Investment Agreements. For additional information, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revenue increased by $288.2 million, or 26%, for the nine months ended September 30, 2022 compared to the same period in 2021. Revenue from government customers increased by $120.2 million, or 18%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily from customers in the United States. Revenue from U.S. government customers was $601.6 million for the nine months ended September 30, 2022 compared to $493.6 million for the same period in 2021. Of the total increase in revenue from government customers, $106.7 million was from government customers existing as of December 31, 2021. Revenue from commercial customers increased by $168.0 million, or 37%, for the nine months ended September 30, 2022 compared to the same period in 2021. Of the increase, $103.7 million was from existing customers as of December 31, 2021, of which $53.6 million was revenue from customers with which we have entered into concurrent Investment Agreements. For additional information, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Cost of revenue	$107,611	$86,804	$20,807	24%	$304,238	$251,841	$52,397	21%
Gross profit	370,269	305,342	64,927	21%	1,093,009	857,181	235,828	28%
Gross margin	77%	78%	(1)%		78%	77%	1%
Cost of revenue for the three months ended September 30, 2022 increased by $20.8 million, or 24%, compared to the same period in 2021. The increase was primarily due to increases of $12.6 million in field service representatives and other direct deployment costs mainly related to new projects, $5.3 million in third-party cloud hosting services driven by increased usage from customer growth and expansion, and $4.5 million in payroll and other payroll-related costs as a result of increased headcount attributable to our cost of revenue function. These increases were partially offset by a decrease of $5.9 million in stock-based compensation expense and related expenses. For additional information, see the section titled Stock-Based Compensation below.
Our gross margin for the three months ended September 30, 2022 decreased from 78% for the same period in 2021 to 77% as a result of increased costs to support new deployments and company growth, including field service representatives and payroll costs, growing at a higher rate than revenue.
Cost of revenue for the nine months ended September 30, 2022 increased by $52.4 million, or 21%, compared to the same period in 2021. The increase was primarily due to increases of $30.7 million in third-party cloud hosting services driven by increased usage from customer growth and expansion, $25.3 million in field service representatives and other direct deployment costs mainly related to new projects, and $11.6 million in payroll and other payroll-related costs as a result of increased headcount attributable to our cost of revenue function. These increases were partially offset by a decrease of $25.8 million in stock-based compensation expense and related expenses. For additional information, see the section titled Stock-Based Compensation below.
Our gross margin for the nine months ended September 30, 2022 increased from 77% for the same period in 2021 to 78% as a result of increased efficiencies in supporting revenue growth at our customer deployments, for example from making investments in our platforms as well as a lower rate of increase in cost of revenue partially driven by a decrease in stock-based compensation expense.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	$182,918	$153,443	$29,475	19%	$512,278	$451,919	$60,359	13%
Research and development	100,863	94,316	6,547	7%	277,635	303,311	(25,676)	(8)%
General and administrative	148,679	149,524	(845)	(1)%	446,471	454,054	(7,583)	(2)%
Total operating expenses	$432,460	$397,283	$35,177	9%	$1,236,384	$1,209,284	$27,100	2%
Sales and Marketing
Sales and marketing expenses increased by $29.5 million, or 19%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to increases of $28.2 million in payroll and other payroll-related costs driven by increased headcount attributable to our sales and marketing function and $12.0 million in travel and office-related costs as employees increasingly return to offices. These increases were partially offset by a decrease of $17.3 million in stock-based compensation expense and related expenses. For additional information, see the section titled Stock-Based Compensation below.
Sales and marketing expenses increased by $60.4 million, or 13%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to increases of $56.3 million in payroll and other payroll-related costs driven by increased headcount attributable to our sales and marketing function, $27.0 million in travel and office-related costs as employees increasingly return to offices, and $24.2 million in marketing and advertising expenses. These increases were partially offset by a decrease of $60.0 million in stock-based compensation expense and related expenses. For additional information, see the section titled Stock-Based Compensation below.
Research and Development
Research and development expenses increased by $6.5 million, or 7%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to increases of $10.6 million in payroll and other payroll-related costs driven by increased headcount attributable to our research and development function; and $6.2 million in third-party cloud hosting services driven by increased usage to support customer growth and expansion, other IT costs to support company growth, and office-related expenses primarily due to the increasing return of employees to offices. These increases were partially offset by a decrease of $12.3 million in stock-based compensation expense and related expenses. For additional information, see the section titled Stock-Based Compensation below.
Research and development expenses decreased by $25.7 million, or 8%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $60.2 million in stock-based compensation expense and related expenses. For additional information, see the section titled Stock-Based Compensation below. This decrease was partially offset by increases of $17.0 million in payroll and other payroll-related costs driven by increased headcount attributable to our research and development function, $8.6 million in travel and office-related costs as employees increasingly return to offices, and $8.0 million in third-party cloud hosting services driven by increased usage to support customer growth and expansion, as well as other IT costs to support company growth.
General and Administrative
General and administrative expenses decreased by $0.8 million, or 1%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $29.0 million in stock-based compensation expense and related expenses. For additional information, see the section titled Stock-Based Compensation below. This decrease was partially offset by increases of $14.8 million in travel and office-related costs as employees increasingly return to offices and $8.6 million in payroll and other payroll-related costs driven by increased headcount attributable to our general and administrative functions.

General and administrative expenses decreased by $7.6 million, or 2%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $85.6 million in stock-based compensation expense and related expenses. For additional information, see the section titled Stock-Based Compensation below. This decrease was partially offset by increases of $34.1 million in travel and office-related costs as employees increasingly return to offices, $21.9 million in professional service fees mainly related to legal and financial services, $13.4 million in payroll and other payroll-related costs driven by increased headcount attributable to our general and administrative functions, and $5.3 million in third-party cloud hosting services driven by increased usage and other IT costs to support company growth.
Stock-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Cost of revenue	$10,525	$14,860	$(4,335)	(29)%	$33,413	$54,866	$(21,453)	(39)%
Sales and marketing	48,824	57,124	(8,300)	(15)%	147,501	186,418	(38,917)	(21)%
Research and development	25,113	34,472	(9,359)	(27)%	76,996	122,976	(45,980)	(37)%
General and administrative	55,846	78,379	(22,533)	(29)%	177,490	247,048	(69,558)	(28)%
Total stock-based compensation expense	$140,308	$184,835	$(44,527)	(24)%	$435,400	$611,308	$(175,908)	(29)%
Stock-based compensation expenses decreased by $44.5 million, or 24%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily driven by forfeitures and lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date of our direct listing, during the three months ended September 30, 2022 compared to the same period in 2021, partially offset by an increase related to awards granted after September 30, 2021.
Stock-based compensation expenses decreased by $175.9 million, or 29%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily driven by forfeitures and lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date of our direct listing, during the nine months ended September 30, 2022 compared to the same period in 2021, partially offset by an increase related to awards granted after September 30, 2021.
Interest Income

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021	Amount	2022	2021	Amount
Interest income	$5,540	$379	$5,161	$7,559	$1,127	$6,432
Interest income increased by $5.2 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest income increased by $6.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021	Amount	2022	2021	Amount
Interest expense	$(1,082)	$(609)	$(473)	$(2,346)	$(3,039)	$693
Interest expense increased by $0.5 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to amortization of upfront debt issuance costs.
Interest expense decreased by $0.7 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the full repayment of the outstanding debt balance during the second quarter of 2021.

Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021	Amount	2022	2021	Amount
Other income (expense), net	$(65,046)	$(8,528)	$(56,518)	$(260,714)	$(11,297)	$(249,417)
Other income (expense), net changed by $56.5 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to unrealized and realized losses, net from our investments in marketable securities.
Other income (expense), net changed by $249.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to unrealized and realized losses, net from our investments in marketable securities.
Provision for (Benefit From) Income Taxes

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2022	2021	Amount	2022	2021	Amount
Provision for (benefit from) income taxes	$1,096	$1,438	$(342)	$5,707	$(1,121)	$6,828
Provision for income taxes decreased by $0.3 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the absence in the current period of the revaluation of our U.K. deferred tax assets as a result of a change in the U.K. corporate tax rate enacted in June 2021.
Provision for income taxes increased by $6.8 million for the nine months ended September 30, 2022 compared to a benefit from income taxes the same period in 2021 primarily due to the absence in the current period of the revaluation of our U.K. deferred tax assets as a result of a change in the U.K. corporate tax rate enacted in June 2021.
Liquidity and Capital Resources
We generated positive cash flow from operations for the nine months ended September 30, 2022. We had $2.4 billion in cash and cash equivalents available as of September 30, 2022. We believe that cash flows generated from operations, cash, cash equivalents, available funds, and access to financing sources, including our revolving credit facility and delayed draw term loan (“DDTL”) facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We have generated significant losses from our operations as reflected in our condensed consolidated balance sheets and we expect cash flow from operations may fluctuate between positive and negative for the foreseeable future. Historically, we have financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers.
As of September 30, 2022, our accumulated deficit balance was $5.9 billion, and our principal sources of liquidity were $2.4 billion of cash and cash equivalents.
As of September 30, 2022, we had no outstanding debt balances and additional available and undrawn revolving and DDTL commitments of $950.0 million under our credit agreement. During July 2022, we amended our credit agreement, which provided for, among other things, a new incremental DDTL facility in an aggregate principal amount of up to $450.0 million, upon the terms and conditions set forth in the credit agreement. The DDTL facility is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. The DDTL facility, together with our existing revolving credit facility with an aggregate principal amount of up to $500.0 million, provides for total revolving and DDTL commitments of up to $950.0 million available to draw to fund working capital and general corporate expenditures. No amounts were drawn as of the date of this Quarterly Report on Form 10-Q. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$144,974	$240,424
Investing activities	(118,508)	(216,039)
Financing activities	71,839	274,282
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(12,470)	(3,638)
Net increase in cash, cash equivalents, and restricted cash	$85,835	$295,029
Operating Activities
Net cash provided by operating activities was $145.0 million and $240.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily driven by timing of the receipt of payments from our customers and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $118.5 million and $216.0 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash used in investing activities was primarily a result of reducing our purchases of alternative investments and marketable securities, as well as selling or redeeming certain marketable securities.
Financing Activities
Net cash provided by financing activities was $71.8 million and $274.3 million for the nine months ended September 30, 2022 and 2021, respectively, each of which primarily consisted of proceeds from the exercise of common stock options offset by the principal payments on borrowings of $200.0 million made during the nine months ended September 30, 2021.
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
Market Risk
As of September 30, 2022, we had outstanding investments in marketable securities valued at $57.3 million. We have sold, and may continue to sell, some or all of our existing Investments. These Investments are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these Investments may fluctuate depending on the financial outcome and prospects of the Investees, as well as global market conditions including recent and ongoing volatility related to the impacts of COVID-19, the Russian invasion of Ukraine, and rising interest rates. Additionally, investing in early- or growth-stage companies carries inherent risks because, among other things, the technologies or products that are being developed by these companies are typically in the early phases and may never materialize or they may not achieve their growth or other business objectives, and they may experience a decline in financial condition, which could result in a loss of all or a substantial part of our investment in these companies. We record gains or losses as the fair value of these Investments change and as we sell them. We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, and as such gains and losses are realized. During the nine months ended September 30, 2022, net unrealized losses of $192.8 million related to marketable securities were recorded in other income (expense), net on our condensed consolidated statements of operations. We do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies.
Interest Rate Risk
Our cash, cash equivalents, and restricted cash consist of cash, certificates of deposit, and money market funds. Our primary investment policy and strategies are focused on the preservation of capital and supporting our liquidity requirements; however, to a lesser extent we have made and may continue to make investments in early- and growth-stage companies, as disclosed in Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other European countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and GBP. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Our top three customers together accounted for 18% and 25% of our revenue for the years ended December 31, 2021 and 2020, respectively, and 17% and 18% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Our top three customers by revenue, for the nine months ended September 30, 2022, have been with us for an average of 5 years as of September 30, 2022. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
Many of these contracts are subject to termination for convenience provisions. Also, a majority of commercial contracts entered into in connection with our strategic investments are subject to termination, including for cause. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
We historically have not realized all of the revenue from the full deal value of our customer contracts, and we may not do so in the future. This is because the actual timing and amount of revenue under contracts included are subject to various contingencies, including exercise of contractual options, customers not terminating their contracts, renegotiation of contracts, and other macroeconomic factors that may potentially inhibit a customer’s ability to pay. In addition, delays in the completion of the U.S. government’s budgeting process, the use of continuing resolutions, and a potential lapse in appropriations, or similar events in other jurisdictions, has and could in the future adversely affect our ability to timely recognize revenue under certain government contracts. If we are unable to realize all of the revenue from the full deal value of our customer contracts, our financial condition and results of operations could be adversely affected.
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
The variability and unpredictability of our quarterly results of operations, cash flows, or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly lawsuits. We and certain of our officers and directors were recently sued in purported class action lawsuits, which could result in substantial costs and a diversion of our management’s attention and resources. For more information, see Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,712 full-time employees as of September 30, 2022, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Our pricing structures for our platforms and services change from time to time, which could adversely impact our business, financial condition, and results of operations.
We have in the past changed, and we expect that in the future we may change, our pricing models, including as a result of competition, global economic conditions, general reductions in our customers’ spending levels, pricing studies, or changes in how our platforms are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing platforms and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our platforms and services to larger organizations, these larger organizations may demand substantial price concessions. As we expand access to our products to early- or growth-stage companies, our pricing model and product and service offerings for such customers have been, and will continue to be, tailored to be attractive for such customers. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.
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
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. During April 2021, we fully repaid the outstanding term loans in an aggregate principal amount of $200.0 million and mutually agreed with the lenders and other applicable parties under our revolving credit facility to amend our revolving credit facility to, among other things, increase the commitments under the revolving credit facility by $200.0 million, for total revolving commitments of $400.0 million. In March 2022, our revolving credit facility was further amended to, among other things, extend the maturity date of the revolving loan facility and increase the commitments under the revolving credit facility by $100.0 million, and in July 2022, our revolving credit facility was further amended to, among other things, provide a new incremental DDTL facility in an aggregate principal amount of $450.0 million, upon the terms and conditions set forth in the credit agreement, as amended, with new and existing lenders. The DDTL facility is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. The existing revolving credit facility, as amended, matures in March 2027. The DDTL facility, together with our existing revolving credit facility, provides for total commitments of up to $950.0 million, all of which are undrawn as of the date of this Quarterly Report on Form 10-Q. Any interest or facility payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through equity issuances, proceeds from option exercises, and cash received from our customers. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:
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
•Transact with our affiliates; and
•Use a portion of our cash resources.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our credit facility or instruments governing any future indebtedness of ours. Additionally, our credit facility is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our credit facility could elect to terminate their commitments and cease making further loans, and, when amounts are outstanding, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our credit facility could trigger a cross default under agreements governing any future indebtedness. If we experience a default under our credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of September 30, 2022, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of September 30, 2022, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement), plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and is payable quarterly or more or less frequently in certain circumstances.

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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services. The terms of such contracts, including these contractual options, range from three to ten years. Many of these commercial contracts are subject to various termination provisions, including, as applicable, for cause. Parties to certain of these and other commercial contracts entered into in connection with our Investments may elect to exercise termination rights, to the extent applicable, which would negatively impact our expected revenue and collections. The total value of such commercial contracts is $754.9 million, which is inclusive of $116.2 million of contractual options. As of September 30, 2022, the cumulative amount of revenue recognized from commercial contracts with Investees was $147.0 million of which $98.7 million of revenue was recognized by us from the commercial contracts during the nine months ended September 30, 2022.
If the companies that we enter into commercial contracts with are unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, our commercial contracts and expected revenue and collections would be negatively impacted. These companies may be engaged in businesses that involve novel and unproven technologies, products, and services and such companies may be unable to perform their obligations under any commercial contracts that we enter into with them in a timely manner or at all.
Our ability to sell or transfer, or realize value from our Investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the Securities and Exchange Commission (“SEC”) pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our Investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer our Investments. In addition, our Investments are speculative in nature and may be volatile or decline in value or be entirely lost. We have realized, and may continue to realize, losses related to these marketable securities, which could have a negative impact on our future financial position, results of operations, earnings per share, and cash flows.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including an in-principle agreement between the United States and European Commission and a subsequent Executive Order directing the steps that the United States will take to implement the U.S. commitments under the new European Union - U.S. Data Privacy Framework, new legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could emerge resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation, including the following (collectively, the “State Privacy Laws”):
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

Some countries and regions, including the European Union (“EU”), are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
Additionally, post-Brexit updates to U.K. data protection laws and regulations, while largely conforming to EU GDPR standards paving the way for a 2021 European Commission adequacy determination for export of personal data from the European Economic Area to the U.K., may change over time as the U.K. and its regulator, the Information Commissioner’s Office, continue to examine its global market standing. Modifications in the standards for valid data transfer to the U.S. from the U.K., EU, Switzerland, and other countries using standard contractual clauses or similar mechanisms may further require us to change our product and business practices, as well as to update client agreements in ways that introduce additional cost to our business.
The overarching complexity of laws and regulations relating to privacy, data protection, and information security around the world pose a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls or to the commitments we make, or the malicious or inadvertent breach of applicable legal, regulatory, or contractual privacy or data protection requirements by us, our employees, our business partners, or our customers.
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

These existing and proposed laws and regulations can be costly to comply with and can make our platforms and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our platforms to comply with the laws, regulations, directives, policies, industry standards, or legal obligations of the United States, European Union, or other governmental or non-governmental bodies at the regional, national, or supra-national level relating to privacy, data protection, or information security, or any security incident that results in actual or suspected loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

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
•Volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of COVID-19, and the ongoing Russian invasion of Ukraine, as well as economic sanctions the United States and other countries have imposed on Russia;
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
We have previously been, and may currently be, and from time to time going forward may become involved in and subject to regulatory or other governmental inquiries or investigations, or government or private-party litigation or proceedings for a variety of claims or disputes. These claims, lawsuits, and proceedings have involved, and could in the future involve, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings involving breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters have been, and may in the future be, asserted against our directors by our stockholders. One of our stockholders with respect to whom we recently settled litigation as described in the notes to our condensed consolidated financial statements has threatened to bring various of these claims. In addition, we and certain of our officers and directors were recently sued in purported class action lawsuits. Our business and results may be adversely affected by the outcome of any currently pending or any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.
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
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platforms or could limit our customers’ abilities to implement our platforms in those countries. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia, Belarus, and certain regions of Ukraine, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any new export restrictions, new legislation, changes in economic sanctions, or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our platforms by existing customers with non-U.S. operations, declining adoption of our platforms by new customers with non-U.S. operations, limitation of our expansion into new markets, and decreased revenue.

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
We are subject to federal, state, and local income taxes in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws. Tax authorities in the United States and various foreign jurisdictions may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.
On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.
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
•Ability to achieve or maintain one or more government certifications, including, but not limited to, our existing FedRAMP, IL5, and IL6 authorizations;
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
•Other events or factors, including those resulting from war, geopolitical tensions such as the ongoing Russian invasion of Ukraine and related economic sanctions, incidents of terrorism, pandemics, including the COVID-19 pandemic, or responses to these events; and
•General economic conditions, such as rising inflation or interest rates in the United States and slow or negative growth of our markets.
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the trading prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, including the recent purported class action lawsuits filed against us and certain of our officers and directors, could result in substantial costs and a diversion of our management’s attention and resources and harm our business, financial condition, and results of operations. Further, in the future, we may be the target of additional litigation of this type.

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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of September 30, 2022, approximately 1.8 million options will expire through December 2022 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of September 30, 2022, there were 1,978,797,491 shares of our Class A common stock outstanding, 99,861,503 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of September 30, 2022, there were outstanding options to purchase an aggregate of 140,915,981 shares of our Class A common stock and 190,204,551 shares of our Class B common stock, and 78,307,381 shares of our Class A common stock and 52,800,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule

144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 26.7% of the voting power of our outstanding capital stock in the aggregate as of October 31, 2022.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of October 31, 2022. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,079,663,994 shares of our common stock outstanding as of September 30, 2022. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of September 30, 2022, our Founders were 54, 54, and 40 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. A further downturn in economic conditions, including rising inflation or interest rates in the United States, supply chain disruptions, global political and economic uncertainty, geopolitical tensions, such as the ongoing Russian invasion of Ukraine, a lack of availability of credit, a reduction in business confidence and activity, the curtailment of government or corporate spending, public health concerns or emergencies, financial market volatility, and other factors have in the past and may in the future affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, and lower or no growth.
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
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and GBP. We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. Additionally, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies. In recent months, the U.S. dollar has strengthened compared to other currencies. A strengthening of the U.S. dollar has increased and may continue to increase the real cost of our platforms to our customers outside of the United States, which could reduce demand for our platforms and adversely affect our financial condition and results of operations. Continued increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenues being lower, result in increased expenses for our non-U.S. operations, or otherwise impact our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 13 to Revolving Credit Agreement and Incremental Agreement, dated as of July 1, 2022, among the registrant, Palantir USG, Inc., the lenders party thereto, and Wells Fargo Bank, National Association (in its capacity as successor-in-interest to Morgan Stanley Senior Funding, Inc.), as Administrative Agent (including the Credit Agreement, dated as of October 7, 2014, as amended and restated).	8-K	001-39540	10.1	July 1, 2022

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PALANTIR TECHNOLOGIES INC.

Date: November 7, 2022	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2022	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)