Form 10-K
period 2022-12-31
Palantir Technologies Inc.
filed 2023-02-21
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2022 as reported by the New York Stock Exchange on such date was approximately $16.6 billion. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 14, 2023, there were 1,997,726,022 shares of the registrants’ Class A common stock outstanding, 102,656,175 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•our expectations regarding our investments in, and enterprise agreements with, various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities;
•our ability to maintain, protect, and enhance our intellectual property;
•our expectations regarding our multi-class stock and governance structure and the benefits thereof;
•our expectations regarding macroeconomic conditions, including rising inflation and interest rates and monetary policy changes;
•the impacts of the ongoing coronavirus (“COVID-19”) pandemic and the ongoing Russia-Ukraine conflict, including on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate;

•the impacts of the volatility and fluctuations in currency exchange rates, including an increase in the strength of the U.S. dollar, on the costs of our products outside of the United States and on customer demand; and
•the increased expenses associated with being a public company.
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
Recent crises and systemic shocks, such as the ongoing COVID-19 pandemic and the ongoing Russia-Ukraine conflict, have made clear to many of our customers that accommodating the extended timelines ordinarily required to realize results from implementing new software solutions is not a viable option. As a result, customers are increasingly adopting our software, which can be ready in days, over internal software development efforts, which may take months or years. See further discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic Trends.”
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
Our Customers
We work with many of the world’s leading government and commercial institutions. As of December 31, 2022, we had 367 customers.
An overview of those customers and the ways in which they use our software follows below.

Overview
Our software is currently used across more than 60 industries around the world.
Of the $1.9 billion in revenue that we generated in 2022, 56% came from customers in the government segment, and 44% came from customers in the commercial segment.
Our business continues to have a global presence. In 2022, we earned 61% of our revenue from customers in the United States, and 39% from those abroad.
The average revenue for our top twenty customers during the trailing twelve months ended December 31, 2022 was $49.4 million, and is up from 2021, when the average revenue from our top 20 customers during the trailing twelve months ended December 31, 2021 was $43.6 million, demonstrating our expanding relationships with existing customers.
Our Software at Work
Our software is in the hands of factory workers, soldiers, clinicians, prosecutors, investigators, claims adjusters, technicians, intelligence analysts, and social workers around the world. It is used in a variety of applications including by utility operations analysts, automotive manufacturing workers, oil and gas technicians and operators, and pharmaceutical researchers in the United States; supply-chain managers in South Korea; assembly workers in France; public health administrators in the United Kingdom and the United States; and special forces personnel and military officials in the United States and abroad.
Industries and Sectors
In addition to supporting individual institutions, our platforms have become central operating systems for entire industries and sectors.
Our work with Airbus S.A.S. (“Airbus”), for example, was initially focused on the production of the A350 aircraft. The deployment of our software soon grew into Skywise, our aviation platform that has become the central operating system of the airline industry.
Skywise connects more than 10,000 aircraft across a growing community of airlines, maintenance and repair organizations, authorities, and Airbus. Decision makers at each of these institutions use Skywise to more efficiently design, manufacture, service, operate, and maintain their global fleets.
Our work with healthcare organizations across both the commercial and government sectors in the United States and globally has helped modernize public health information systems, including by facilitating pandemic management across U.S. and non-U.S. government agencies, integrating and harmonizing clinical trial data, and enabling proactive coordination across multi-threaded teams to effectively respond to real-time changes in patient demand and nursing supply.
Similarly, when it comes to our work with defense and intelligence agencies, our software is not only used by individual organizations but is also used to enable sharing of information and collaboration across agencies and countries. This is made possible by our software’s access controls, which enable agencies to work on the same platform simultaneously and securely.
Sales and Marketing
Our approach to sales and marketing is built around discussions with existing and prospective customers in order to understand the principal challenges our customers face and identify ways in which our software platforms can provide long-term value and results.
Customer Acquisition
Our customer acquisition strategy targets large-scale, hard-to-execute opportunities at large government and commercial institutions. The high installation costs, high failure risks, complexity of data environments, and the long sales cycles associated with these opportunities raise the barriers to entry for competition. The larger, more complex, and more technologically demanding the problem, the more likely we are to succeed. Additionally, our focus in the short term remains making our principal software platforms available to an increasingly broad swath of our potential market. We believe that every institution faces challenges that our platforms and products were designed to address.
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
We have also made a number of investments in companies whose businesses rely on the ability of their organizations to manage and analyze data effectively at scale, though we do not currently anticipate entering into new investments to purchase, or commit to purchase, securities of special purpose acquisition companies.
Our proximity to these businesses and the industries in which they are operating has enhanced, and is expected to continue enhancing, our own product and business development efforts, as we continue expanding access to our platforms to the broadest possible set of customers.
Direct Sales Force
We have invested and continue to invest in an account-based sales force to identify and capture new customers and opportunities.
We believe that our decision to grow our sales force in recent years has resulted in multiple new customers, broadening and expanding our commercial customer base and relationships with leading government agencies around the world.
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
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our Customers” for a discussion of the terms of our government contracts.

Channel Sales & Cloud Partnerships
We have entered into, and continue to explore the development of, channel sales partnerships for specific industries and sectors by partnering closely with leading providers of public, private, and hybrid cloud services, which have relationships with essentially every major enterprise in the world and have large, existing sales forces.
This channel emerged as an extension of the large computing requirements for our platforms and the migration towards the cloud as the hosting environment of choice for many customers. The existing footprint of these providers provides us with access to their large customer base and expands our distribution capabilities.
Joint Ventures & New Business Partnerships
We intend to continue to form joint ventures and new business partnerships, where we believe specific industries or sectors require a partner and additional investment in order to realize the full potential of our platforms.
Account Growth
There are a number of sales and marketing strategies that we use to drive revenue growth at an account.
These strategies include (i) creating new ecosystem partnerships to extend the platform beyond the customer’s four walls into the operations of its partners and suppliers, (ii) selling additional productized cross-industry software capabilities, and (iii) selling strategic implementations of our software against specific use cases, which deliver competitive differentiation.
Our sales and marketing strategies allow us to scale existing customer contracts horizontally to include additional divisions or functions within a single institution and vertically to include additional users and user groups. In tackling the customer’s most pressing and challenging problems first, we establish the trust needed to expand platform usage across the full enterprise.
Research and Development
We believe that in order to fully address the most complex and valuable challenges that our customers face, we must experience and understand their problems firsthand. To do so, we embed with our users. Our research and development function is responsible for the design, development, testing, validation, and refinement of our platforms, and embedding with our users allows us to identify research and development opportunities for our platforms or new products. We focus on innovating and developing new features and modules for our existing platforms, or new products, and further enhancing the functionality, reliability, usability, and performance of our platforms. By leveraging the tens of thousands of front-line hours across various industries and using emerging technologies, we can better anticipate customer needs and bring new use cases and new applications of existing services to our existing and potential customers. Many of our current research and development efforts are focused on deploying software, models, and other critical assets at the edge. This includes integrations with complex hardware, operations in disconnected environments, and more. We have made, and will continue to make, significant investments in research and development to broaden our platform capabilities, strengthen our existing platforms and innovate.
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
Principles
As we build and implement technology to answer questions of increasing significance and complexity, we follow a set of principles that help us ensure we are doing so responsibly.
•Systems should incorporate principles of “privacy by design.” Our goal has always been to eliminate the perceived trade-offs between privacy and utility. To do so, we treat privacy as a first-order concern at every stage of the engineering process and build privacy features as core capabilities in our platforms, seamlessly integrated with analytical and collaboration tools.

•Decisions that can affect individuals’ rights to freedom, opportunity, and happiness cannot be left solely to computers. Our customers are using data to inform decisions with significant implications for individuals. Rather than relying on algorithms that inhibit accountability and redress, we build in means for humans to make necessary judgment calls based on their context and intuition.
•Systems must facilitate accountability and oversight. Effective privacy protection entails multi-layered, overlapping policies and procedures to reassure the protection of fundamental rights. We design our platforms to support these policies with mechanisms that control usage, alert users to data handling requirements, and generate information for those responsible for oversight.
•Technology is not the answer to every problem. Some decisions carry implications that are too complex or significant to be automated or streamlined, even with a human in the loop. We strive to contextualize major world problems and think critically about whether it’s possible to engineer complementary solutions in an ethically responsible way. When the answer is no, we turn the opportunity down. Privacy and civil liberties engineering is an evolving field, and every organization is subject to unique requirements and concerns. The ways in which these principles are realized will differ among products and organizations. But the end goal should be the same: developing and implementing technology with a full understanding of its potential effects on fundamental rights and incorporating technical capabilities that can support responsible data handling policies.
Customer Impact
Some examples of the ways in which our software facilitates data protection at our customers follow below.
•Our platforms provide a secure, privacy-protective cloud-based data enclave to centralize data on COVID-19 for collaborative clinical research.
•Our platforms serve as the central analytics system of a major law enforcement agency in northern Europe. Scandinavia has long been at the forefront of data protection, and our software facilitates effective implementation of its rigorous privacy policies.
•A customer in Europe needed to adhere to rigorous purpose specification and proportionality requirements during sensitive analytical workflows. We worked with the customer to implement technical measures requiring analysts to provide reviewable justifications for access. Those controls were further supported by auditing capabilities to ensure that data processing satisfied legitimate purposes under the relevant regulations.
•A multinational insurer sought to build and apply machine-learning models to surface fraudulent insurance claims, while ensuring that processing was sufficiently transparent, interpretable, and accountable to decision makers and oversight authorities. We helped to configure and implement a number of supporting privacy-enhancing features, including pseudonymization processes to minimize data exposure, rigorous documentation of machine learning model features and parameters, and auditing tools for users and regulators.
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
Privacy-Enhancing Technologies
•Access Controls. Our platforms provide highly granular access restrictions with subtle and flexible access permissions, such as temporal and purpose-based limitations. This allows for precision data management — even, at times, across multiple, independent databases — that closely aligns access with customer specifications. For example, a user sees only the specific information necessary for a defined task (e.g., investigating a specific crime or determining whether to extend credit to an individual).
•Sensitive Data Inference. Institutions managing sprawling collections of data often struggle to keep track of which data assets include sensitive fields such as personal identifiers or health records. Our software provides inference tools to assist institutions in detecting the presence of such data so that they can flag and handle the data appropriately.
•Federation. Federation allows users to search and analyze data from multiple, independent databases without duplicating and centralizing data in a single place. Our platforms provide intelligent query interfaces that reduce the complexity of federation so that users can access the information they need without directly integrating the source into the platform.
•Audit Logging and Analysis. User actions — including searches, data use justifications, access requests, analyst collaborations, and report generation — within a system must be recorded to ensure that authorized oversight entities, both internal to an institution and external, can confirm appropriate and lawful data usage. Our platforms maintain audit logs and make them accessible to (and readable by) authorized users to help them both retroactively investigate and proactively identify misuse of systems.
•Data Integrity and Redress. Our platforms track the provenance and version history of all data in the system so that users can assess the reliability of the data and review and correct inaccuracies. Providing users with well-curated, up-to-date data reduces the risks of erroneous conclusions.
•Data Retention and Deletion. Institutions must be able to implement flexible and auditable retention policies and verify that data flagged for deletion has truly been purged from the system. Our platforms enable institutions to schedule and manage the removal of old or irrelevant information as required by data management best practices or applicable regulations.
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
The principal competitive factors in the markets in which we operate include:
•platform capabilities and product functionality;
•data security and privacy;
•ease and speed of adoption, use, and deployment;
•product innovation;
•pricing and cost structures;
•customer experience, including support; and
•brand awareness and reputation.
While we believe we generally compete favorably with our competitors, as well as with software developed by customers internally, based on these competitive factors, some of our competitors have greater name recognition, longer operating histories, and larger customer bases; larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products; broader, deeper, or otherwise more established relationships with technology, channel, and distribution partners and customers; wider geographic presence or greater access to larger potential customer bases; greater focus in specific geographies; lower labor and research and development costs; larger and more mature intellectual property portfolios; and substantially greater financial, technical, and other resources to provide services, to make acquisitions, and to develop and introduce new products and capabilities.
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
Seasonality
We generally experience seasonality in the timing of recognition of revenue as a result of the timing of the execution of our contracts and, to a lesser extent, the existence of certain acceptance criteria, as we have historically executed many of our contracts in the third and fourth quarters due to the fiscal year ends and procurement cycles of our customers and at times we may start work prior to finalizing such contracts. See “Risk Factors—Seasonality may cause fluctuations in our results of operations and financial position.”
Employees and Human Capital
Our employees are critical to the success of our business. As of December 31, 2022, we had 3,838 full-time employees, including 1,436 employees employed outside of the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.
Other than our employees in France, who are represented by a works council, none of our employees is represented by a labor union. We have not experienced any work stoppages due to employee disputes, and we believe that our employee relations are strong.
Our human capital resources objectives include recruiting, retaining, training, and motivating our personnel. We strive to foster a diverse and inclusive culture and environment which encourages active dialogue and robust engagement on the issues most salient to employee satisfaction and believe our employees are empowered to play a significant role in shaping the direction and success of the company. One avenue for employees to contribute their voices is through Affinity Groups: employee-led resource groups that celebrate unique perspectives and backgrounds and help guide our Diversity, Equity & Inclusion (“DEI”) business initiatives. We also conduct regular company-wide surveys to assess the sentiment toward our values and culture, and our employees’ well-being and overall health. These surveys allow Palantir to get actionable feedback and drive awareness, discussion, and change.
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
Available Information
Our website is https://www.palantir.com, our investor relations website is https://investors.palantir.com, our LinkedIn account is @Palantir Technologies and our Twitter account is @PalantirTech. We have used, and intend to continue to use, our website, investor relations website, LinkedIn, and Twitter accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available for download free of charge through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our Annual Meeting of Stockholders (“Proxy Statement”). The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:
•we have a history of losses, we anticipate our operating expenses will continue to increase in the future, and we may not be able to achieve or maintain profitability in the future;
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
•the ongoing COVID-19 pandemic, ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions may adversely affect our business and operations;
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
•there may be a decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards; and
•the multi-class structure of our common stock, the Founder Voting Trust Agreement, and the Founder Voting Agreement concentrate voting power with certain stockholders, in particular, Stephen Cohen, Alexander Karp, and Peter Thiel (our “Founders”) and their affiliates.
Risks Related to Our Business and Industry
We have a history of losses, we anticipate our operating expenses will continue to increase in the future, and we may not be able to achieve or maintain profitability in the future.
Other than the fourth quarter of 2022, we have incurred losses in each period since our inception, and we may not maintain profitability in future periods. In addition, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model often requires us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them, which may result in no or minimal future revenue. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to sustain or increase profitability on a consistent basis could adversely affect our business, financial condition, and results of operations.
We may not be able to sustain our revenue growth rate in the future.
Although our revenue has increased in recent periods, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has declined in recent periods, and may continue to decline in future periods. Many factors may contribute to declines in our revenue growth rate, including macroeconomic factors, increased competition, slowing demand for our platforms from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts or failure to exercise existing options by our customers, and the maturation of our business, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions, rising inflation and interest rates, or monetary policy changes), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 17% and 18% of our revenue for the years ended December 31, 2022 and 2021, respectively. Our top three customers by revenue, for the year ended December 31, 2022, have been with us for an average of five years as of December 31, 2022. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
As of December 31, 2022, the total remaining deal value, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value, was $3.7 billion. Of our total remaining deal value, as of December 31, 2022, $2.0 billion was the remaining deal value of our contracts with commercial customers and $1.7 billion was the remaining deal value of our contracts with government customers.
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
We typically close a large portion of our sales in the last several weeks of a quarter, which impacts our ability to plan and manage margins and cash flows. Our sales cycle is often long, and it is difficult to predict exactly when, or if, we will actually make a sale with a potential customer, particularly large government and commercial customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our contracts. The timing of customer billing and payment varies from contract to contract. A delay in the timing of receipt of such collections, or a default on a large contract, may negatively impact our liquidity for the period and in the future. Because a substantial portion of our expenses are relatively fixed in the short term and require time to adjust, our results of operations and liquidity would suffer if revenue fell below our expectations in a particular period.
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
•interruptions or delays in our operations and maintenance (“O&M”) services;
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
•changes in laws and regulations that impact our business, such as the FASA;
•indemnification payments to our customers or other third parties;
•ability to scale our business with increasing demands;
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions and regional instability, rising inflation and interest rates, and monetary policy changes.
In addition, many of our contracts contain termination for convenience provisions, and we may be obligated to repay prepaid amounts or otherwise not realize anticipated future revenue should we fail to provide future services as anticipated. These factors make it difficult for us to accurately predict financial metrics for any particular period.
The variability and unpredictability of our quarterly results of operations, cash flows, or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly lawsuits. We and certain of our officers and directors were recently sued in purported class action lawsuits and derivative lawsuits, which could result in substantial costs and a diversion of our management’s attention and resources. For more information see Note 8. Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The competitive position of our platforms depends in part on their ability to operate with products and services of third parties, software services, and infrastructure, including but not limited to, in connection with our joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements where applicable. As such, we must continuously modify and enhance our platforms to adapt to changes in, or to be integrated or otherwise compatible with, hardware, software, networking, browser, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platforms may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support one or more of our platforms. We intend to facilitate the compatibility of our platforms with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.
If we fail to manage future growth effectively, our business could be harmed.
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,838 full-time employees as of December 31, 2022, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Volatility or lack of appreciation in the trading price of our Class A common stock may also affect our ability to attract and retain qualified personnel. Many of our senior personnel and other key personnel hold equity awards that have vested in part or are exercisable, which could adversely affect our ability to retain these personnel. Personnel may be more likely to leave us if the shares they own or the shares underlying their vested options or restricted stock units (“RSUs”) have significantly appreciated in value. In addition, many of our personnel may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.
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
We have in the past changed, and we expect that in the future we may change, our pricing models, including as a result of competition, global economic conditions, general reductions in our customers’ spending levels, pricing studies, or changes in how our platforms are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing platforms and services, we may have difficulty determining the appropriate price structure for our products and services, or customers may request or demand different pricing structures. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our platforms and services to larger organizations, these larger organizations may demand different pricing structures or substantial price concessions. As we expand access to our products to increasingly broad swaths of the market, our pricing model and product and service offerings for such customers have been, and will continue to be, tailored to be attractive for such customers. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.

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
We have entered into, and expect in the future to enter into, agreements with our customers that include exclusivity arrangements or unique contractual, pricing, or payment terms, which may result in significant risks or liabilities to us.
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
We have entered into and may continue to enter into, in limited circumstances, unique contractual, pricing, and payment arrangements with our customers, including some that may be outside of our typical scope of business, including arrangements relating to non-cash items.
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
We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer (“OEM”) and reseller relationships), platform partnerships, and strategic alliances as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to unexpected liabilities, they may conflict with our increased sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in January 2021, we entered into a channel sales relationship with International Business Machines Corporation (“IBM”), pursuant to which IBM is supplying a new product leveraging certain components of Foundry integrated with IBM’s Cloud Pak for Data. In addition, in November 2019, we created a jointly controlled entity in Japan with SOMPO Holdings, Inc., in which we subsequently obtained a controlling interest in November 2022. For more information see Note 14. Business Combinations in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also created a jointly-owned entity in South Korea with HD Hyundai Co. Ltd. in December 2022 in which we also have a controlling interest. We believe these arrangements offer our business strategic operational advantages within the Japanese and Korean markets, but they also limit our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in the Japanese and Korean markets or related industry verticals, which in turn limits our opportunities for growth in Japan and Korea and, depending on the success of each respective entity, may negatively impact our results. Additionally, in 2016, we entered into a partnership with Airbus that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus.
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
In addition, part of our growth strategy involves supporting a broader set of potential customers. Sales to such customers involve risks that vary from those present with sales to large or otherwise established organizations, due to their limited operating history, limited resources for adopting new technologies, and uncertain resources for future operations, among other things. Accordingly, we will continue to refine our business strategy and pricing structures to attract and retain such customers, as well as existing and larger customers across the potential customer base. There is no guarantee that our existing or proposed business strategies, including subscription-based or usage-based pricing structures, will achieve broad adoption by current or prospective customers or be appropriately structured to attract and retain other potential customers across the customer base.
If we are not successful in executing our sales strategy, our business, financial condition, results of operations, and growth prospects could be adversely affected.
The ongoing global COVID-19 pandemic, ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions may adversely affect our business and operations, and the duration and extent to which these factors may impact our future business, financial condition, and results of operations remain uncertain.
While the ongoing COVID-19 pandemic and the ongoing Russia-Ukraine conflict have provided certain new opportunities for our business to expand, they have also created many negative headwinds that present risks to our business and results of operations. The ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions have generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of widespread supply chain disruptions, increases in the prices of many goods and services, uncertainty in the financial markets or other harm to their business and financial results. Challenging macroeconomic conditions could decrease information technology budgets for our customers and prospective customers; adversely affect demand for our platform and services; cause one or more of our customers or partners to file for bankruptcy protection or go out of business; cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us; cause delayed purchasing decisions, longer sales cycles, extended or alternative payment terms or delayed payments; impact our ability to attract new customers on similar contractual terms or at all, or retain and expand our relationships with existing customers; and result in postponed or canceled projects, all of which would negatively impact our business, financial condition, and results of operations, including sales and cash flows. For example, one of our early-stage Investee (as defined below) customers filed for bankruptcy in 2022 and we may not realize the full value of our commercial contract with that customer as a result. It is not possible at this time to estimate the full impact that the COVID-19 pandemic, Russia-Ukraine conflict, and related challenging macroeconomic conditions will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. We cannot guarantee that it will not be materially negative.
In addition, as a result of the COVID-19 pandemic and the related work and travel restrictions, many of our field sales, operations and maintenance, and professional services activities were conducted remotely, and a majority of our workforce worked remotely. We have reopened our offices and have allowed business travel to resume, but some of our employees will continue to work remotely. We have a limited history of operating with a hybrid workforce. There is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity. It is also possible that remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; our ability to maintain and strengthen our company culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices. If a natural disaster, power outage, connectivity issue or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. If we are unable to successfully address the foregoing risks and challenges as we encounter them, our business and operations could be adversely affected.
Moreover, to the extent the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions adversely affect our business, financial condition, and results of operations, these events, alone or in combination, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, volatility in the trading price of our Class A common stock and comply with the covenants in the agreements that govern our indebtedness.
If the market for our platforms and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions, rising inflation and interest rates, and monetary policy changes), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.
We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.
We plan to continue to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, automotive, airlines and aerospace, consumer packaged goods, insurance, retail, transportation, shipping and logistics, energy, and other emerging industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.
In the future, we may not be able to secure the financing necessary to operate and grow our business as planned, or to make acquisitions.
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. During April 2021, we fully repaid the outstanding term loans in an aggregate principal amount of $200.0 million and mutually agreed with the lenders and other applicable parties under our revolving credit facility to amend our credit facility to, among other things, increase the commitments under the revolving credit facility by $200.0 million, for total revolving commitments of $400.0 million. In March 2022, our revolving credit facility was further amended to, among other things, extend the maturity date of the revolving loan facility and increase the commitments under the revolving credit facility by $100.0 million, and in July 2022, our revolving credit facility was further amended to, among other things, provide a new incremental delayed draw term loan (“DDTL”) commitment in an aggregate principal amount of $450.0 million, upon the terms and conditions set forth in the credit agreement, as amended, with new and existing lenders. The DDTL commitment is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. The existing revolving credit facility, as amended, matures in March 2027. The DDTL commitment together with our existing revolving commitments under our credit facility, as amended, provides for total commitments of up to $950.0 million, all of which are undrawn as of the date of this Annual Report on Form 10-K. Any interest or facility payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances, proceeds from option exercises, and payments received from our customers. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2022, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of December 31, 2022, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and is payable quarterly or more or less frequently in certain circumstances.
We have invested in, and may in the future acquire or invest in, companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments. We are subject to risks associated with our investments, including a partial or complete loss of invested capital.
As part of our business strategy, we have engaged in strategic transactions and alternative investments in the past and expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to complement or expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:

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
We have made and may continue to make strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase, or commit to purchase, securities of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee” and such purchases, the “Investments”). However, we do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). As of December 31, 2022, the terms of such Strategic Commercial Contracts, including contractual options, range from three to eight years, and are subject to termination for cause provisions. The total value of such Strategic Commercial Contracts as of December 31, 2022 was $492.7 million, inclusive of $63.7 million of contractual options. When determining the total value of such Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. As a result of these assessments, the above $492.7 million of total value of Strategic Commercial Contracts excludes an aggregate of $262.2 million of the value of certain contracts when compared to amounts as of September 30, 2022. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, one of our early-stage Investee customers filed for bankruptcy in 2022, and the remaining value of the commercial contract with such customer that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of December 31, 2022, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $166.6 million, of which $118.4 million was recognized by us during the fiscal year ended December 31, 2022.
Our ability to sell or transfer, or realize value from our Investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the SEC pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our Investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer our Investments. In addition, our Investments are speculative in nature and may be volatile or decline in value or be entirely lost. We have realized, and may continue to realize, losses related to these marketable securities, which could have a negative impact on our future financial position, results of operations, earnings per share, and cash flows.
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
Our platforms and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem, including our customer environments. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or any third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support or otherwise interface with us and our platforms and services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. The natural sunsetting or phasing out of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited. In addition, our software is deployed on-premises at customer sites and in other locations where we may not have full control over how our products are deployed or managed. If our products are not appropriately secured in these environments, they could be compromised, inappropriately accessed, or undergo unauthorized copying and distribution, which could adversely affect our business, financial condition, and results of operations. Further, as we increase the number of customers we serve on our cloud environment, the likelihood increases that some usage of our products may occur that violates our terms of service or is otherwise improper or perceived as improper, which could cause reputational damage and adversely affect our business, financial condition, and results of operations.
We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches and incidents, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches or incidents may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, may include the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated, all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may not have the capacity to immediately detect such efforts, may be unable to anticipate these techniques, or may be unable to implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that past, future, or ongoing cyberattacks or other security breaches or incidents against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. For instance, due to political uncertainty, geopolitical tensions, and military actions associated with the ongoing Russia-Ukraine conflict, we and our third-party vendors have been vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering or human error.
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
AI is enabled by or integrated into some of our technology platforms and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, including under new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”) and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our customers and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.
We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some or all of certain key technology platform features or functions of our business, including our cloud-based services (including Palantir Cloud, as defined in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations”), customer relationship management activities, billing and order management, and financial accounting services. Additionally, we rely on computer hardware purchased in order to deliver our platforms and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our platforms, cause our platforms to fail, our revenue and margins could decline, or our reputation and brand could be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers which may not be compensated by our third-party providers which are responsible for the liability.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises such as the ongoing COVID-19 pandemic, geopolitical tensions such as those that may be caused by the ongoing Russia-Ukraine conflict, or acts of misconduct. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
Because we offer very complex technology platforms, undetected errors, defects, failures, or bugs have occurred and may in the future occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. In the past, errors have affected the performance of our platforms and can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms or allegations of unsatisfactory performance, errors, defects, or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.
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
Our technology platforms are distributed with software licensed by its authors or other third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software, and are provided on an “as-is” basis. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, and the use of software tools to review our source code for open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our platforms or that such software tools will be effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our platforms, to release proprietary source code, to discontinue the sale of our platforms in the event re-engineering could not be accomplished on a timely basis, or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, results of operations, financial condition, and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers. We may also face claims from copyright owners seeking to enforce the terms of an open source license governing the software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims, with or without merit, could result in litigation, could be time-consuming and expensive to settle or litigation, including copyright infringement claims, could divert our management’s attention and other resources, could require us to lease some of our proprietary code, or could require us to devote additional research and development resources to change our software, any of which could adversely affect our business.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including an in-principle agreement between the United States and the European Commission and a subsequent Executive Order directing the steps that the United States will take to implement the U.S. commitments under the new EU-U.S. Data Privacy Framework, new legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation, including the following (collectively, the “State Privacy Laws”):
•the Virginia Consumer Data Protection Act, enacted in March 2021 and became effective on January 1, 2023;
•the Colorado Privacy Act, which was enacted in June 2021, will become effective on July 1, 2023;
•the Utah Consumer Privacy Act, which was enacted in March 2022, and will become effective December 31, 2023; and
•Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring, which was enacted in May 2022 and most of which will become effective July 1, 2023.
We cannot yet fully predict the impact of the State Privacy Laws and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
Additionally, post-Brexit updates to U.K. data protection laws and regulations, while largely conforming to EU GDPR standards paving the way for a 2021 European Commission adequacy determination for export of personal data from the European Economic Area to the U.K., may change over time as the U.K. and its regulator, the Information Commissioner’s Office, continue to examine its global market standing. Modifications in the standards for valid data transfer to the U.S. from the U.K., the EU, Switzerland, and other countries using standard contractual clauses or similar mechanisms may further require us to change our product and business practices, as well as to update client agreements in ways that introduce additional costs to our business.
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
These existing and proposed laws and regulations can be costly to comply with and can make our platforms and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our platforms to comply with the laws, regulations, directives, policies, industry standards, or legal obligations of the United States, EU, or other governmental or non-governmental bodies at the regional, national, or supra-national level relating to privacy, data protection, or information security, or any security incident that results in actual or suspected loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

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
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of the ongoing COVID-19 pandemic, and the ongoing Russia-Ukraine conflict, as well as economic sanctions the United States and other countries have imposed on Russia;
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
•lack of familiarity with local laws, customs, and practices, and laws and business practices favoring local competitors or partners; and

•interruptions to our business operations and our customers’ business operations subject to events such as war, incidents of terrorism, natural disasters, public health concerns or epidemics (such as the ongoing COVID-19 pandemic), shortages or failures of power, internet, telecommunications, or hosting service providers, cyberattacks or malicious acts, or responses to these events.
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

We have previously been, and are currently, or in the future may become, involved in a number of legal, regulatory, and administrative inquiries and proceedings, and unfavorable outcomes in litigation or other of these matters could negatively impact our business, financial conditions, and results of operations.
We have previously been, and are currently, and from time to time going forward may become involved in and subject to regulatory or other governmental inquiries or investigations, or government or private-party litigation or proceedings for a variety of claims or disputes. These claims, lawsuits, and proceedings have involved, and could in the future involve, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings involving breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters have been, and may in the future be, asserted against our officers and directors by our stockholders. In addition, we and certain of our officers and directors were recently sued in purported class action lawsuits and derivative lawsuits. Our business and results may be adversely affected by the outcome of any currently pending or any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.
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
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting for our provision for income taxes. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.
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
We are subject to federal, state, and local income taxes in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws. Moreover, we are subject to the examination of our income tax returns by tax authorities in the United States and various foreign jurisdictions, which may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.
Provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively. Beginning January 1, 2022, we began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 years for international research rather than expensing these costs as incurred.
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
•changes in the political environment, including before or after a change to the leadership within the government administration, or due to the ongoing Russia-Ukraine conflict and related economic sanctions and regional instability, and any resulting uncertainty or changes in policy or priorities and resultant funding;
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
Because we generate a substantial portion of our revenue from contracts with governments and government agencies, and in particular from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2023. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenue. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of particular defense-

related programs, or significant budget-related delays in contract or task order awards for large programs have affected and could continue to adversely affect our future revenue and limit our growth prospects.
Risks Related to Ownership of Our Class A Common Stock
The public trading price of our Class A common stock may be volatile and may decline regardless of our operating performance.
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. The market prices of the securities of other recently public companies have historically been highly volatile. The public trading price of our Class A common stock has been, and may in the future be, subject to fluctuations in response to various factors, including those listed in this Annual Report on Form 10-K, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the public trading price of our Class A common stock include the following:
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
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine conflict, incidents of terrorism, pandemics, including the ongoing COVID-19 pandemic, or responses to these events; and
•general macroeconomic conditions, such as rising inflation and interest rates and slow or negative growth of our markets.
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the trading prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, including the recent purported class action lawsuits and derivative lawsuits filed against us and certain of our officers and directors, could result in substantial costs and a diversion of our management’s attention and resources and harm our business, financial condition, and results of operations. Further, in the future, we may be the target of additional litigation of this type.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers, or other employees to us or our stockholders, (c) any action or proceeding asserting a claim arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, (d) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (e) any action or proceeding asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or, if no state court in Delaware has jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom, in all cases subject to the court having jurisdiction over the claims at issue and the indispensable parties; provided that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of December 31, 2022, approximately 9.4 million options will expire through December 2023 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of December 31, 2022, there were 1,995,413,508 shares of our Class A common stock outstanding, 102,656,175 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of December 31, 2022, there were outstanding options to purchase an aggregate of 136,930,225 shares of our Class A common stock and 189,982,548 shares of our Class B common stock, and 78,575,574 shares of our Class A common stock and 47,850,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
•certain transactions, other than restructuring transactions or transactions that otherwise do not involve a Change of Control (as defined in our amended and restated certificate of incorporation), which transactions require, pursuant to Section 251(c) or Section 271(a) of the Delaware General Corporation Law, the approval of the holders of a majority of the voting power of all of the outstanding shares of our capital stock entitled to vote thereon, will require approval by the holders of at least 55.0% of the voting power of all of the outstanding shares of our capital stock entitled to vote thereon if the record date for determining the stockholders entitled to vote to approve such transaction occurs prior to the Final Class F Conversion Date;
•certain transactions prior to the Final Class F Conversion Date, that would require disclosure pursuant to Item 404(a) of Regulation S-K, between any of our Founders (or their controlled affiliates), on the one hand, and us, on the other, in which consideration exchanges hands between our Founders (or their controlled affiliates) and us, and such consideration has a fair market value in excess of $50.0 million as determined in accordance with our amended and restated bylaws will require approval by either (i) the holders of at least 66 2/3% of the voting power of all of the outstanding shares of our capital stock, voting together as a single class, or (ii) an Independent Committee (as defined in our amended and restated bylaws);
•the acquisition of our equity securities by our Founders (including their controlled affiliates), prior to the Final Class F Conversion Date, in a “Rule 13e-3 transaction” (as defined in Rule 13e-3 under the Exchange Act) will be conditioned on approval by (i) an Independent Committee and (ii) the holders of a majority of the voting power of our capital stock that is held by our stockholders other than the Founders (including their controlled affiliates) and any holder of the Class F Common Stock;
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
Our Class A common stock has one (1) vote per share, and our Class B common stock has ten (10) votes per share with respect to each matter submitted to our stockholders. Assuming that the Founders and certain of their affiliates collectively meet the Ownership Threshold (as defined below) on the applicable record date for a vote of the stockholders (except as provided in our amended and restated certificate of incorporation), shares of Class F common stock will generally have a number of votes per share in respect of a matter submitted to our stockholders that would cause the total votes of all shares of Class F common stock, together with the votes attributable to shares of Class A common stock and Class B common stock held by our Founders and their affiliates that are subject to the voting agreement among our Founders and Wilmington Trust, National Association (the “Founder Voting Agreement”) and the votes attributable to shares of Class A common stock and Class B common stock held by our Founders and their affiliates that are designated as Designated Founders’ Excluded Shares (as defined in our amended and restated certificate of incorporation), in each case entitled to vote on such matter, to equal, with respect to such matter, 49.999999% of the voting power of (i) all of the outstanding shares of capital stock of the Company entitled to vote on such matter (including in the case of the election of directors); or (ii) the shares present in person or represented by proxy and entitled to vote on such matter only if a majority of the shares present in person or represented by proxy and entitled to vote on such matter is the applicable voting standard (as applicable, “49.999999% of the Voting Power”). Accordingly, subject to limited exceptions described in our amended and restated certificate of incorporation and amended and restated bylaws, such Founders will effectively control all matters submitted to the stockholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. Our Founders and their affiliates also hold the substantial majority of our outstanding Class B common stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, even without regard to the voting power of the Class F common stock, our Founders and their affiliates collectively control a significant portion of the voting power of our capital stock based on their current ownership and may significantly increase their ownership of Class B common stock in the future due to the exercise of currently outstanding warrants and stock options or the settlement of RSUs.
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
All shares of our Class F common stock are held in a voting trust (the “Founder Voting Trust”), established by our Founders pursuant to a voting trust agreement (the “Founder Voting Trust Agreement”) with Wilmington Trust, National Association as trustee (the “Trustee”). Our Founders are also currently party to the Founder Voting Agreement. Our Founders have agreed through the Founder Voting Trust Agreement and Founder Voting Agreement that all of the shares of Class F common stock and all of the shares of our capital stock over which they and their affiliates have granted a proxy under the Founder Voting Agreement will be voted in the manner instructed by a majority of our Founders who are then party to the Founder Voting Agreement. Accordingly, together with the multiple class structure of our common stock and subject to limited exceptions described in our amended and restated certificate of incorporation and amended and restated bylaws, such Founders will effectively control all matters submitted to the stockholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 27.1% of the voting power of our outstanding capital stock in the aggregate as of February 14, 2023.
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
In August 2020, we granted two of our Founders, Mr. Karp, our Chief Executive Officer and a member of our Board of Directors, and Mr. Cohen, our President and a member of our Board of Directors, options and RSUs for an aggregate of 207.0 million shares of our Class B common stock (collectively, the “Founder Grants”), the substantial majority of which remain subject to vesting, exercise, and/or settlement upon the future satisfaction of service conditions and certain other conditions. These awards are expected to contribute to the Founders’ ability to meet the Ownership Threshold on the applicable record date at least until the sale of such shares by Mr. Karp and Mr. Cohen.
Shares of our common stock designated by one or more of our Founders pursuant to our amended and restated certificate of incorporation may be voted or not voted by such Founders or their affiliates in their discretion and will reduce the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement.
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of February 14, 2023. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,099,074,683 shares of our common stock outstanding as of December 31, 2022. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.

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
Additionally, certain provisions of our amended and restated certificate of incorporation related to the calculation of the voting power of the Class F common stock may have an adverse effect on our stockholders other than our Founders. Under our amended and restated certificate of incorporation, our Founders have the right to challenge the calculation of the voting power of the Class F common stock. Such a challenge may cause delays in the certification of any vote of our stockholders or in the effectiveness of any action of our stockholders.
The multi-class structure of our common stock, the Founder Voting Trust Agreement and the Founder Voting Agreement by which our Founders exercise effective control over all matters submitted to a vote of our stockholders will exist for the foreseeable future.
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of December 31, 2022, our Founders were 55, 55, and 40 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. Over the past year, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including rising inflation and interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, and lower or no growth.
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
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling (“GBP”). We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. Additionally, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally.
In recent months, the U.S. dollar has strengthened compared to other currencies, which has increased and may continue to increase the real cost of our platforms to our customers outside of the United States, which could reduce demand for our platforms and adversely affect our financial condition and results of operations. Continued increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenues being lower, result in increased expenses for our non-U.S. operations, or otherwise impact our financial condition and results of operations.
Natural disasters, including climate change, and other catastrophic events beyond our control could harm our business.
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics such as COVID-19, terrorism, political unrest, cyberattacks including as may be exacerbated by the ongoing Russia-Ukraine conflict, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Colorado headquarters have experienced and may continue to experience, climate-related events and at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with the wildfires. Additionally, while some employees have returned to our offices, it will remain difficult to mitigate the impact of these events on our employees continuing to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers, and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of the NYSE. The requirements of these rules and regulations may continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our financial reporting and other disclosure controls and procedures, and will continue to do so. Our controls are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting as our business continues to grow in size and complexity. We expect to continue to hire and integrate additional accounting and financial staff with appropriate company experience and technical accounting knowledge, as well as implement and integrate new technological systems. In order to maintain and improve the effectiveness of our financial statement and disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are required to annually comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.
Our independent registered public accounting firm must also formally attest to the effectiveness of our internal control over financial reporting annually. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies which could adversely affect our business, financial condition, and results of operations.
As a public company, we have incurred and will continue to incur greater legal, accounting, finance, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the NYSE. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from the day-to-day management of our business, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and intend to continue to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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
As a result of disclosure of information in this Annual Report on Form 10-K and other filings required of a public company, our business and financial condition has become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, and results of operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the NYSE under the symbol “PLTR” since September 30, 2020. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock and Class F common stock are not listed on any stock exchange nor traded on any public market.
Holders of Record
As of February 14, 2023, there were 850 holders of record of our Class A common stock, 32 holders of record of our Class B common stock, and one holder of record of our Class F common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since September 30, 2020 (the date our Class A common stock commenced trading on the NYSE (“Direct Listing”)) relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on September 30, 2020, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

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
This section of this Annual Report on Form 10-K generally discusses fiscal years 2022 and 2021 items and year-to-year comparisons between fiscal years 2022 and 2021. Discussions of fiscal year 2021 items and year-to-year comparisons between fiscal years 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 24, 2022 and is incorporated herein by reference.
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
While our focus in the short term remains on making our principal software platforms available to increasingly broad swaths of the market, we are also working to identify additional component parts and products embedded within those platforms that have potential as commercial offerings on their own.
We believe that every institution faces challenges that our platforms and products were designed to address. Our approach with all our clients is to establish a partnership that transforms the way they use data in pursuit of their goals.
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
For the year ended December 31, 2022, we generated $1.9 billion in revenue, reflecting a 24% growth rate from the year ended December 31, 2021, when we generated $1.5 billion in revenue.
In the year ended December 31, 2022, we incurred losses from operations of $161.2 million, or adjusted income from operations of $420.8 million when excluding stock-based compensation and related employer payroll taxes. In the year ended December 31, 2021, our losses from operations were $411.0 million, or adjusted income from operations of $473.5 million when excluding stock-based compensation and related employer payroll taxes.
In the year ended December 31, 2022, our gross profit was $1.5 billion, reflecting a gross margin of 79%, or 81% when excluding stock-based compensation. In the year ended December 31, 2021, our gross profit was $1.2 billion, reflecting a gross margin of 78%, or 82% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from loss from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended December 31, 2022, we had 367 customers, including companies in various commercial sectors and government agencies around the world. During the period ended December 31, 2021, we had 237 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. As of December 31, 2022, we expect to generate revenue under our existing customer contracts for an additional 2.8 years on a dollar-weighted average contract duration basis. Dollar-weighted average contract duration represents the length of time we expect to generate revenue on average, including existing contractual obligations and assuming that our customers will exercise all of the contractual options available to them, and is subject to change as we enter into new contracts or if customers terminate for convenience. We calculate this duration on a dollar-weighted basis to adjust for smaller deals. The timing of our customer billings and receipt of payments varies from contract to contract. Our average revenue for the top twenty customers during the trailing twelve months ended December 31, 2022 was $49.4 million, which grew 13% from an average of $43.6 million in revenue from the top twenty customers during the trailing twelve months ended December 31, 2021, demonstrating our expanding relationships with existing customers.

Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We enter into initial pilots with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the year ended December 31, 2022, 56% of our revenue came from government customers and 44% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the year ended December 31, 2022, we generated 61% of our revenue from customers in the United States and the remaining 39% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended December 31, 2022 was $1.2 billion, which grew 32% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
We continue to believe that our government customers remain a meaningful and resilient source of revenue for our business, particularly during periods of economic uncertainty. However, large government customers, in particular, are generally subject to a number of uncertainties regarding budgets and spending levels, changes in timing and spending priorities, and regulatory and policy changes, which can make it difficult to predict when, or if, we will make sales to such customers or the size and scope of any contract awards. See also the discussion of “Risks Related to Relationships and Business with the Public Sector” within Item 1A. Risk Factors included in this Annual Report on Form 10-K.
Expansion of Access to Platforms
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
Total remaining deal value is the total remaining value of contracts that have been awarded by our government and commercial customers and includes existing contractual obligations and unexercised contract options available to those customers. Total remaining deal value presumes the exercise of all contract options and no termination of contracts; however, the majority of our contracts are subject to termination provisions, including for convenience, and there can be no guarantee that contracts are not terminated or that contract options will be exercised. Total remaining deal value also includes remaining contract value from Strategic Commercial Contracts, which are subject to termination for cause provisions. Total remaining deal value excludes all or some portion of the value of certain commercial contracts as a result of our ongoing assessments of customers’ financial condition, including the consideration of such customers’ ability and intention to pay, and whether such contracts continue to meet the criteria for revenue recognition, among other factors.
As of December 31, 2022, the total remaining deal value of the contracts, as defined above, was $3.7 billion, down 3% from December 31, 2021, when our total remaining deal value of such contracts was $3.8 billion.
Of our total remaining deal value, as of December 31, 2022, the total remaining deal value of the contracts that we entered into with commercial customers, including existing contractual obligations and available contractual options, as defined above, was $2.0 billion, down 23% from December 31, 2021, when the total remaining deal value of such contracts was $2.6 billion. The decrease was due to the exclusion of certain contracts, as described above, as well as decreases resulting from the recognition of revenue and renegotiation of a commercial contract.
As of December 31, 2022, the total remaining deal value of the contracts that we had been awarded by government agencies in the United States and allied countries around the world, including existing contractual obligations and contractual options available to those government agencies, was $1.7 billion, up 37% from December 31, 2021, when the total value of such contracts was $1.2 billion.
When calculating the total remaining deal value of government contracts, we do not include government contracts known as IDIQ contracts, totaling $2.8 billion, as of December 31, 2022, that we have been awarded, but where the funding of such contracts has not yet been determined. The funding of these contracts is not guaranteed.
Many of our government and commercial contracts are subject to termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the ongoing COVID-19 pandemic, the impact of the ongoing Russia-Ukraine conflict, rising inflation and interest rates, monetary policy changes, and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
See the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K for further discussion of the impact of macroeconomic trends on our business.
COVID-19 Impact
The COVID-19 pandemic continues to impact the global economy. The extent to which COVID-19 may impact our financial conditions or results of operations in future periods remains uncertain, but to date has not had a material adverse impact on our results of operations. We continue to prioritize the health and safety of our employees, our customers, and the communities in which we operate. We have reopened our offices and have allowed business travel and in-person events to resume, while continuing to closely monitor developments around the evolving nature of the pandemic. As such, our travel and office-related expenditures have increased, and may continue to increase moving forward. However, we expect that some of our employees will continue to work remotely. The economic effects of the pandemic and resulting societal changes are currently not predictable.

The COVID-19 pandemic has made clear to many of our customers that accommodating the extended timelines ordinarily required to realize results from implementing new software solutions is not an option during a crisis. As a result, customers are increasingly adopting our software, which can be ready in days, over internal software development efforts, which may take months or years.
Russia-Ukraine Conflict
We continue to closely monitor the impact of the ongoing Russia-Ukraine conflict and its global impacts on our business. While the conflict is still evolving and the outcome remains highly uncertain, we do not expect that the Russian invasion will have a material impact on our business and results of operations. We do not currently have office locations in Russia and none of our revenues came from sales to entities headquartered in Russia. In June 2022, our Chief Executive Officer, Alexander Karp, met with the President of Ukraine and other senior officials to discuss opening an office in Ukraine and providing ongoing support. Our current operations related to Ukraine are not material to our financial position or results of operations. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.
Foreign Currency Exchange Rates
Exchange rates are subject to significant and rapid fluctuations due to a number of factors, including interest rate changes and political and economic uncertainty which may adversely affect our results of operations or financial position.
Our contracts with customers are primarily denominated in U.S. dollars. As a result, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and GBP) had an unfavorable impact on our revenues from certain non-U.S. customers; however, that impact for the year ended December 31, 2022 was not material to our financial position or results of operations.

Customer Impacts
Current macroeconomic conditions may also adversely impact our customers’ business, particularly our early- and growth-stage customers. Relationships with early- or growth-stage customers carry inherent risks because, among other things, such customers may be unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them in the current macroeconomic environment, which has impacted, and may continue to impact, our expected revenue and collections. As a result, current macroeconomic conditions may continue to impact our ability to realize the full value of our commercial contracts with such early- or growth-stage customers. For additional information see Note 4. Investments and Fair Value Measurements in the consolidated financials statements included elsewhere in this Annual Report on Form 10-K.
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
Revenue is allocated to each customer account directly. The cost of revenue and sales and marketing costs include both the costs associated with the deployment and operation of our software as well as expenses associated with identifying new customers and expanding partnerships with existing ones. Our software engineers working with existing customers often manage the deployment and operation of our platforms as well as identify new ways that those platforms can be used. To calculate the contribution by segment, we allocate cost of revenue and sales and marketing expenses, excluding stock-based compensation, to an account pro rata based on headcount and time spent on the account during the period. To the extent certain costs or personnel are not directly assigned to a specific account, they are allocated pro rata based on total headcount staffed during such period. Direct costs, such as third-party cloud hosting services, are directly allocated to the account to which they relate. Allocated revenues and expenses are then aggregated into a segment based upon the customer account to which they relate.
Contribution margin, both across our business and segments, is intended to capture how much we have earned from customers after accounting for the costs associated with deploying and operating our software, as well as any sales and marketing expenses involved in acquiring and expanding our partnerships with those customers, including allocated overhead. We exclude stock-based compensation as it is a non-cash expense.
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
Contribution Margin
The following table provides a reconciliation of contribution margin for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Years Ended December 31,
	2022	2021
Loss from operations	$(161,201)	$(411,046)
Add:
Research and development expenses (1)	265,808	237,189
General and administrative expenses (1)	365,768	295,071
Total stock-based compensation expense	564,798	778,215
Total contribution	$1,035,173	$899,429
Contribution margin	54%	58%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Years Ended December 31,
	2022	2021
Gross profit	$1,497,322	$1,202,485
Add: stock-based compensation	44,061	68,546
Gross profit, excluding stock-based compensation	$1,541,383	$1,271,031
Gross margin, excluding stock-based compensation	81%	82%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Loss from operations	$(161,201)	$(411,046)
Add: stock-based compensation	564,798	778,215
Add: employer payroll taxes related to stock-based compensation	17,156	106,283
Adjusted income from operations	$420,753	$473,452

Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to access our software in our hosted environment along with ongoing O&M services (“Palantir Cloud”), software subscriptions in our customers’ environments with ongoing O&M services (“On-Premises Software”), and professional services.
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
Cost of Revenue
Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as field service representatives, third-party cloud hosting services, travel costs, allocated overhead, and other direct costs.
We expect that cost of revenue will increase in absolute dollars as our revenue grows and will vary from period to period as a percentage of revenue.
Sales and Marketing
Our sales and marketing efforts span all stages of our sales cycle, including personnel involved with sales functions, and executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, and benefits for our sales force and personnel involved in sales functions, executing on pilots and customer growth activities; as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, travel costs, and allocated overhead. Sales and marketing costs are generally expensed as incurred.
We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business, sales force, and enhancing our brand awareness.
Research and Development
Our research and development efforts are aimed at continuing to develop and refine our platforms, including adding new features and modules, increasing their functionality, and enhancing the usability of our platforms. Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine our platforms, internal use third-party cloud hosting services and other IT-related costs, travel costs, and allocated overhead. Research and development costs are expensed as incurred.

We plan to continue to invest in personnel to support our research and development efforts. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.
General and Administrative
General and administrative costs include salaries, stock-based compensation expense, and benefits for personnel involved in our executive, finance, legal, human resources, and administrative functions, as well as third-party professional services and fees, travel costs, and allocated overhead.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency exchange gains and losses, realized and unrealized losses from Investments, and our share of income and losses from our equity method investments. The year ended December 31, 2022 also included a gain from a step acquisition.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of income taxes related to foreign and state jurisdictions in which we conduct business and withholding taxes.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests represents our joint venture partners’ proportionate share of the results of operations of the respective joint venture.
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

Results of Operations
The following table summarizes our consolidated statements of operations data (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenue	$1,905,871	$1,541,889	$1,092,673
Cost of revenue (1)	408,549	339,404	352,547
Gross profit	1,497,322	1,202,485	740,126
Operating expenses:
Sales and marketing (1)	702,511	614,512	683,701
Research and development (1)	359,679	387,487	560,660
General and administrative (1)	596,333	611,532	669,444
Total operating expenses	1,658,523	1,613,531	1,913,805
Loss from operations	(161,201)	(411,046)	(1,173,679)
Interest income	20,309	1,607	4,680
Interest expense	(4,058)	(3,640)	(14,139)
Other income (expense), net	(216,077)	(75,415)	4,111
Loss before provision for (benefit from) income taxes	(361,027)	(488,494)	(1,179,027)
Provision for (benefit from) income taxes	10,067	31,885	(12,636)
Net loss	(371,094)	(520,379)	(1,166,391)
Less: Net income attributable to noncontrolling interests	2,611	—	—
Net loss attributable to common stockholders	$(373,705)	$(520,379)	$(1,166,391)
————
(1) Includes stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$44,061	$68,546	$139,627
Sales and marketing	196,301	242,910	398,205
Research and development	93,871	150,298	357,063
General and administrative	230,565	316,461	375,807
Total stock-based compensation expense (i)	$564,798	$778,215	$1,270,702
————
(i) On September 30, 2020, in connection with our Direct Listing, we incurred $769.5 million and $8.4 million of stock-based compensation using the accelerated attribution method related to the satisfaction of the performance-based vesting condition for RSUs and growth units, respectively, that had satisfied the service-based vesting condition as of such date.

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Years Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	21	22	32
Gross profit	79	78	68
Operating expenses:
Sales and marketing	37	40	63
Research and development	19	25	51
General and administrative	31	40	61
Total operating expenses	87	105	175
Loss from operations	(8)	(27)	(107)
Interest income	1	—	—
Interest expense	—	—	(1)
Other income (expense), net	(12)	(5)	—
Loss before provision for (benefit from) income taxes	(19)	(32)	(108)
Provision for (benefit from) income taxes	1	2	(1)
Net loss	(20)	(34)	(107)
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to common stockholders	(20)%	(34)%	(107)%
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Years Ended December 31,		Change
	2022	2021	Amount	%
Revenue:
Government	$1,071,776	$897,356	$174,420	19%
Commercial	834,095	644,533	189,562	29%
Total revenue	$1,905,871	$1,541,889	$363,982	24%
Revenue increased by $364.0 million, or 24%, for the year ended December 31, 2022 compared to 2021. Revenue from government customers increased by $174.4 million, or 19%, for the year ended December 31, 2022 compared to 2021, primarily from customers in the United States. Revenue growth slowed compared to the prior year as a result of increased delays in the completion of the U.S. government budgeting process when compared to their budgeting process in the prior year. Of the increase, $151.1 million was from government customers existing as of December 31, 2021. Generally, increases in revenue from our existing customers are a result of expanded use of our products and services within their organizations. Revenue from U.S. government customers was $826.3 million for the year ended December 31, 2022 compared to $678.2 million for the same period in 2021. Revenue from commercial customers increased by $189.6 million, or 29%, for the year ended December 31, 2022 compared to 2021. Of the increase, $96.8 million was from new customers as of December 31, 2021, of which $27.0 million was revenue from customers with which we had entered into concurrent Investment Agreements. See Note 4. Investments and Fair Value Measurements in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Cost of Revenue and Gross Profit

	Years Ended December 31,		Change
	2022	2021	Amount	%
Cost of revenue	$408,549	$339,404	$69,145	20%
Gross profit	1,497,322	1,202,485	294,837	25%
Gross margin	79%	78%
Cost of revenue for the year ended December 31, 2022 increased by $69.1 million, or 20%, compared to 2021. The increase was primarily due to increases of $33.0 million in third-party cloud hosting services driven by increased usage from customer growth and expansion, $29.4 million in field service representatives mainly related to new projects, $18.1 million in payroll and other payroll-related costs as a result of increased headcount attributable to our cost of revenue function, and $11.9 million in travel and office-related costs. The increases were partially offset by a decrease of $31.0 million in stock-based compensation expense and related expenses. For additional information, see the section titled “Stock-Based Compensation” below.
Our gross margin for the year ended December 31, 2022 increased by 1% compared to 2021. Gross margin increased as a result of revenue growth outpacing costs of revenue. The primary cause of this growth rate variation was the decrease in stock-based compensation expense and related expenses in cost of revenue relative to total expense growth as compared to the prior year.
Operating Expenses

	Years Ended December 31,		Change
	2022	2021	Amount	%
Sales and marketing	$702,511	$614,512	$87,999	14%
Research and development	359,679	387,487	(27,808)	(7)%
General and administrative	596,333	611,532	(15,199)	(2)%
Total operating expenses	$1,658,523	$1,613,531	$44,992	3%
Sales and Marketing
Sales and marketing expenses increased by $88.0 million, or 14%, for the year ended December 31, 2022 compared to 2021. The increase was primarily due to increases of $93.1 million in payroll and other payroll-related costs driven by increased headcount attributable to our sales and marketing function, $36.3 million in travel and office-related costs, and $23.5 million in marketing and advertising expenses. The increases were partially offset by a decrease of $81.3 million in stock-based compensation expense and related expenses. For additional information, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses decreased by $27.8 million, or 7%, for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to a decrease of $75.1 million in stock-based compensation expense and related expenses. For additional information, see the section titled “Stock-Based Compensation” below. The decrease was partially offset by increases of $22.8 million in payroll and other payroll-related costs driven by increased headcount attributable to our research and development function, $12.0 million in travel and office-related costs, and $11.6 million in third-party cloud hosting services and other IT costs driven by increased usage to support customer growth and expansion, as well as other IT costs to support company growth.
General and Administrative
General and administrative expenses decreased by $15.2 million, or 2%, for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to a decrease of $113.0 million in stock-based compensation expense and related expenses. For additional information see the section titled “Stock-Based Compensation” below. This decrease was partially offset by increases of $34.1 million in travel and office-related costs, $28.9 million in payroll and other payroll-related costs driven by increased headcount attributable to our general and administrative functions, $15.0 million in professional service fees mainly related to legal and financial services, and a $10.1 million allowance for credit losses.

Stock-Based Compensation

	Years Ended December 31,		Change
	2022	2021	Amount	%
Cost of revenue	$44,061	$68,546	$(24,485)	(36)%
Sales and marketing	196,301	242,910	(46,609)	(19)%
Research and development	93,871	150,298	(56,427)	(38)%
General and administrative	230,565	316,461	(85,896)	(27)%
Total stock-based compensation expense	$564,798	$778,215	$(213,417)	(27)%
Stock-based compensation expenses decreased by $213.4 million, or 27%, for the year ended December 31, 2022 compared to 2021. The decrease was primarily driven by forfeitures and lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date of our Direct Listing, during the year ended December 31, 2022 compared to the same period in 2021, partially offset by an increase related to awards granted after December 31, 2021.
Interest Income

	Years Ended December 31,		Change
	2022	2021	Amount
Interest income	$20,309	$1,607	$18,702
Interest income increased by $18.7 million for the year ended December 31, 2022 compared to 2021 primarily due to an increase in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash.
Interest Expense

	Years Ended December 31,		Change
	2022	2021	Amount
Interest expense	$(4,058)	$(3,640)	$(418)
Interest expense increased by $0.4 million for the year ended December 31, 2022 compared to 2021 driven by the amendments to our credit facility during the year.
Other Income (Expense), Net

	Years Ended December 31,		Change
	2022	2021	Amount
Other income (expense), net	$(216,077)	$(75,415)	$(140,662)
Other income (expense), net changed by $140.7 million for the year ended December 31, 2022 compared to 2021 primarily due to $272.1 million of net unrealized and realized losses from our investments in marketable securities, partially offset by a $44.3 million gain from a “step acquisition” (as defined by U.S. GAAP). For additional information see Note 4. Investments and Fair Value Measurements and Note 14. Business Combinations in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Provision for Income Taxes

	Years Ended December 31,		Change
	2022	2021	Amount
Provision for income taxes	$10,067	$31,885	$(21,818)
Provision for income taxes decreased by $21.8 million for the year ended December 31, 2022 compared to 2021 primarily due to the prior year establishment of a full valuation allowance against its U.K. deferred tax assets during the fourth quarter of 2021 partially offset by permanent differences associated with U.S. Base Erosion and Anti Abuse Tax elections. The Company maintains a full valuation allowance against its U.S. federal and state and U.K. deferred tax assets. For additional information see Note 11. Income Taxes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources
We generated positive cash flow from operations for the year ended December 31, 2022 and had $2.6 billion in cash and cash equivalents available as of December 31, 2022. We believe that cash flows generated from operations, cash, cash equivalents, available funds and access to financing sources, including our credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We have generated significant losses from our operations as reflected in our consolidated balance sheets and we expect cash flow from operations may fluctuate for the foreseeable future. Historically, we have financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers.
As of December 31, 2022, our accumulated deficit balance was $5.9 billion, and our principal sources of liquidity were $2.6 billion of cash and cash equivalents.
During April 2021, we repaid our outstanding term loans of $200.0 million. As of December 31, 2022, we had no outstanding debt balances and additional available and undrawn revolving and DDTL commitments of $950.0 million under our credit agreement to fund working capital and general corporate expenditures. No amounts were drawn as of the date of this Annual Report on Form 10-K. For more information, see Note 6. Debt in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$223,737	$333,851	$(296,608)
Investing activities	(45,427)	(397,912)	(14,920)
Financing activities	85,996	306,747	1,036,453
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(3,885)	(3,918)	1,259
Net increase in cash, cash equivalents, and restricted cash	$260,421	$238,768	$726,184
Operating Activities
Net cash provided by operating activities was $223.7 million and $333.9 million for the year ended December 31, 2022 and 2021, respectively. The decrease was primarily driven by timing of payments to vendors and timing of the receipt of payments from our customers.
Investing Activities
Net cash used in investing activities was $45.4 million and $397.9 million for the year ended December 31, 2022 and 2021, respectively. The decrease in cash used in investing activities was primarily due to a reduction of our purchases of alternative investments and marketable securities, as well as increases from cash acquired from business combinations and sales or redemption of certain marketable securities.
Financing Activities
Net cash provided by financing activities was $86.0 million and $306.7 million for the year ended December 31, 2022 and 2021, respectively. The decrease in cash provided by financing activities was driven by a decrease in proceeds from the exercise of common stock options, partially offset by the principal repayments on borrowings of $200.0 million made during the year ended December 31, 2021.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Noncancelable purchase commitments(1)	$1,275,377	$169,124	$591,000	$515,253	$—
Operating lease commitments, net of sublease income amounts(2)	193,075	40,385	74,633	38,550	39,507
Total contractual obligations and commitments	$1,468,452	$209,509	$665,633	$553,803	$39,507
—————
(1) Noncancelable purchase commitments primarily relate to purchase commitments for third-party cloud hosting services and represents only contracts which are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Refer to Note 8. Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(2) The contractual commitment amounts under operating leases in the table above are primarily related to facility and equipment leases. Operating lease commitments are reflected net of $120.8 million of sublease income from tenants in certain of our leased facilities. Refer to Note 7. Leases in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
Customer deposits consist of amounts billed and/or paid for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation by our customers. The portion of customer deposits that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as customer deposits and the remaining portion is recorded as customer deposits, noncurrent.
Our deferred revenue and deferred revenue, noncurrent as of December 31, 2022 were $183.4 million and $10.0 million, respectively. Our customer deposits and customer deposits, noncurrent as of December 31, 2022 were $142.0 million and $3.9 million, respectively. Our deferred revenue and deferred revenue, noncurrent as of December 31, 2021 were $227.8 million and $40.2 million, respectively. Our customer deposits and customer deposits, noncurrent as of December 31, 2021 were $161.6 million and $33.7 million, respectively.
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
In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we recognized revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for promised goods or services. We apply the following five-step revenue recognition model in accounting for our revenue arrangements:
•identification of the contract(s) with the customer, including whether collectability of the consideration is probable by considering the customers’ ability and intention to pay;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
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
Contract Liabilities
The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, we bill many of our customers in advance of the provision of services under our contracts, resulting in contract liabilities consisting of either deferred revenue or customer deposits. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Customer deposits consist of amounts billed and/or paid in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation by our customers. Many of our arrangements include terms that allow the customer to terminate the contract for convenience and receive a pro-rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. In these arrangements, we concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposits.
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
Additionally, the pricing of our contracts is generally fixed; however, it is possible for contracts to include variable consideration, which can be based on subjective or objective criteria. We include the estimated amount of variable consideration that we expect to receive to the extent it is probable that a significant revenue reversal will not occur. Variable consideration received was not material in the periods presented.
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
Market Risk
As of December 31, 2022, we had outstanding investments in marketable securities valued at $35.1 million. We have sold, and may continue to sell, some or all of our existing investments. These Investments are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these Investments may fluctuate depending on the financial outcome and prospects of the Investees, as well as global market conditions including recent and ongoing volatility related to the impacts of the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and rising interest rates. Additionally, investing in early- or growth-stage companies carries inherent risks because, among other things, the technologies or products that are being developed by these companies are typically in the early phases and may never materialize or they may not achieve their growth or other business objectives, and they have and may continue to experience a decline in financial condition, which could result in a loss of all or a substantial part of our investment in these companies. We record gains or losses as the fair value of these Investments change and as we sell them. We anticipate additional volatility to our consolidated statements of operations due to changes in market prices and declines in financial conditions of Investees, and as such gains and losses are realized. During the fiscal year ended December 31, 2022, net unrealized losses of $159.0 million and net realized losses of $113.1 million related to marketable securities were recorded in other income (expense), net on the consolidated statements of operations. We do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies.
Interest Rate Risk
Our cash, cash equivalents, and restricted cash consist of cash, certificates of deposit, and money market funds. Our primary investment policy and strategies are focused on the preservation of capital and supporting our liquidity requirements; however, to a lesser extent we have made and may continue to make investments in early- and growth-stage companies as disclosed in Note 4. Investments and Fair Value Measurements in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies.

Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other European countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and GBP. We have experienced, and may continue to experience, fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain assets and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palantir Technologies Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible and convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company generates its revenue primarily from the sale of subscriptions to access its software in the Company’s hosted environment, along with ongoing operations and maintenance (“O&M”) services (“Palantir Cloud”); software licenses, primarily term licenses in the customers’ environments, with ongoing O&M services (“On-Premises Software”); and professional services. Management applies significant judgment in identifying and evaluating any non-standard terms and conditions in customer arrangements which may impact the determination of performance obligations or the timing of revenue recognition. In addition, the determining whether promises are distinct performance obligations that should be accounted for separately – or not distinct within the context of the contract and, thus, accounted for together – requires significant judgment. The Company concluded that the promise to provide a software license is highly interdependent and interrelated with the promise to provide O&M services and such promises are not distinct within the context of its contracts and are accounted for as a single performance obligation for the Company’s On-Premises Software.

Auditing revenue recognition was complex and required a significant level of auditor judgment to identify and evaluate non-standard terms and conditions that impact revenue recognition and to assess whether the software licenses and O&M services should be accounted for as distinct performance obligations or combined as a single performance obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls to identify and evaluate terms and conditions and performance obligations in customer arrangements that would impact revenue recognition.
Our substantive procedures included, among others, testing the completeness and accuracy of management’s identification and evaluation of non-standard terms and conditions, reading executed contracts for a sample of revenue transactions and evaluating whether the Company appropriately applied its revenue recognition policy to the arrangements based on the terms and conditions therein and consistent with U.S. GAAP. In addition, we evaluated management’s key assumptions and analysis of its performance obligations, including their assessment of the nature, interdependency, and level of integration between the software license and O&M services. We also evaluated the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.
San Jose, California
February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palantir Technologies Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palantir Technologies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Palantir Technologies Japan K.K, which is included in the 2022 consolidated financial statements of the Company and constituted 0.3% and 0.1% of total and net assets, respectively, as of December 31, 2022 and 0.4% and 0.5% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Palantir Technologies Japan K.K.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible and convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 21, 2023

Palantir Technologies Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,598,540	$2,290,674
Restricted cash	16,244	36,628
Accounts receivable, net	258,346	190,923
Marketable securities	35,135	234,153
Prepaid expenses and other current assets	133,312	110,872
Total current assets	3,041,577	2,863,250
Property and equipment, net	69,170	31,304
Restricted cash, noncurrent	12,551	39,612
Operating lease right-of-use assets	200,240	216,898
Other assets	137,701	96,386
Total assets	$3,461,239	$3,247,450
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$44,788	$74,907
Accrued liabilities	172,715	155,806
Deferred revenue	183,350	227,816
Customer deposits	141,989	161,605
Operating lease liabilities	45,099	39,927
Total current liabilities	587,941	660,061
Deferred revenue, noncurrent	9,965	40,217
Customer deposits, noncurrent	3,936	33,699
Operating lease liabilities, noncurrent	204,305	220,146
Other noncurrent liabilities	12,655	2,297
Total liabilities	818,802	956,420
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of December 31, 2022 and December 31, 2021; 1,995,414 and 1,926,589 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively; 2,700,000 Class B shares authorized as of December 31, 2022 and December 31, 2021; 102,656 and 99,880 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of December 31, 2022 and December 31, 2021	2,099	2,027
Additional paid-in capital	8,427,998	7,777,085
Accumulated other comprehensive loss	(5,333)	(2,349)
Accumulated deficit	(5,859,438)	(5,485,733)
Total stockholders’ equity	2,565,326	2,291,030
Noncontrolling interests	77,111	—
Total equity	2,642,437	2,291,030
Total liabilities and equity	$3,461,239	$3,247,450
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$1,905,871	$1,541,889	$1,092,673
Cost of revenue	408,549	339,404	352,547
Gross profit	1,497,322	1,202,485	740,126
Operating expenses:
Sales and marketing	702,511	614,512	683,701
Research and development	359,679	387,487	560,660
General and administrative	596,333	611,532	669,444
Total operating expenses	1,658,523	1,613,531	1,913,805
Loss from operations	(161,201)	(411,046)	(1,173,679)
Interest income	20,309	1,607	4,680
Interest expense	(4,058)	(3,640)	(14,139)
Other income (expense), net	(216,077)	(75,415)	4,111
Loss before provision for (benefit from) income taxes	(361,027)	(488,494)	(1,179,027)
Provision for (benefit from) income taxes	10,067	31,885	(12,636)
Net loss	(371,094)	(520,379)	(1,166,391)
Less: Net income attributable to noncontrolling interests	2,611	—	—
Net loss attributable to common stockholders	$(373,705)	$(520,379)	$(1,166,391)
Net loss per share attributable to common stockholders, basic	$(0.18)	$(0.27)	$(1.19)
Net loss per share attributable to common stockholders, diluted	$(0.18)	$(0.27)	$(1.20)
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, basic	2,063,793	1,923,617	977,722
Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders, diluted	2,063,793	1,923,617	979,330
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(371,094)	$(520,379)	$(1,166,391)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,984)	396	(2,042)
Comprehensive loss	(374,078)	(519,983)	(1,168,433)
Less: Comprehensive income attributable to noncontrolling interests	2,611	—	—
Comprehensive loss attributable to common stockholders	$(376,689)	$(519,983)	$(1,168,433)
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity
(in thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	4,017	$33,569	742,840	$2,093,662	581,497	$588	$1,857,331	6,393	$(38,895)	$(703)	$(3,798,963)	$(1,980,642)
Conversion of Series H-1 convertible preferred stock to common stock	—	—	(28)	(100)	28	—	100	—	—	—	—	100
Issuance of Series K convertible preferred stock	—	—	121	947	—	—	—	—	—	—	—	—
Issuance of Series D preferred stock upon net exercise of Series D preferred stock warrants	—	—	2,380	10,810	—	—	—	—	—	—	—	—
Repurchase of common stock, held in treasury	—	—	—	—	(808)	—	—	808	(3,777)	—	—	(3,777)
Retirement of treasury stock	—	—	—	—	—	(7)	(42,665)	(7,201)	42,672	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	7,631	8	(8)	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	206,501	207	942,322	—	—	—	—	942,529
Conversion of redeemable convertible preferred stock to common stock	(4,017)	(33,569)	—	—	4,017	4	33,565	—	—	—	—	33,569
Conversion of convertible preferred stock to common stock	—	—	(745,313)	(2,105,319)	793,726	794	2,104,525	—	—	—	—	2,105,319
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	31,007	—	—	—	—	31,007
Issuance of common stock from the exercise of stock options	—	—	—	—	120,618	120	298,709	—	—	—	—	298,829
Issuance of common stock upon vesting of restricted stock units ("RSUs")	—	—	—	—	82,430	82	(82)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,264,254	—	—	—	—	1,264,254
Settlement of employee loan accounted for as a modification to stock option	—	—	—	—	(3,500)	(4)	(201)	—	—	—	—	(205)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,042)	—	(2,042)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,166,391)	(1,166,391)
Balance as of December 31, 2020	—	$—	—	$—	1,792,140	$1,792	$6,488,857	—	$—	$(2,745)	$(4,965,354)	$1,522,550
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	178,849	178	507,277	—	—	507,455
Issuance of common stock upon vesting of RSUs	50,350	50	(50)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	4,664	6	1,706	—	—	1,712
Stock-based compensation	—	—	779,296	—	—	779,296
Other comprehensive income	—	—	—	396	—	396
Net loss	—	—	—	—	(520,379)	(520,379)
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030	$—	$2,291,030
Issuance of common stock from the exercise of stock options	19,660	20	86,068	—	—	86,088	—	86,088
Issuance of common stock upon vesting of RSUs	51,941	52	(52)	—	—	—	—	—
Stock-based compensation	—	—	564,897	—	—	564,897	—	564,897
Other comprehensive loss	—	—	—	(2,984)	—	(2,984)	—	(2,984)
Noncontrolling interests	—	—	—	—	—	—	74,500	74,500
Net loss	—	—	—	—	(373,705)	(373,705)	2,611	(371,094)
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(371,094)	$(520,379)	$(1,166,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,522	14,897	13,871
Stock-based compensation	564,798	778,215	1,270,702
Deferred income taxes	(174)	43,316	(20,385)
Non-cash operating lease expense	40,309	33,821	35,049
Unrealized and realized (gain) loss from marketable securities, net	272,108	73,311	—
Gain from step acquisition	(44,306)	—	—
Other operating activities	6,677	2,722	4,280
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(77,519)	(35,237)	(108,476)
Prepaid expenses and other current assets	(25,997)	(10,929)	(18,565)
Other assets	6,033	(3,345)	(8,605)
Accounts payable	(29,859)	57,767	(34,681)
Accrued liabilities	5,527	15,245	38,505
Deferred revenue, current and noncurrent	(61,154)	24,732	(30,905)
Customer deposits, current and noncurrent	(49,471)	(104,944)	(230,873)
Operating lease liabilities, current and noncurrent	(34,590)	(32,156)	(43,639)
Other noncurrent liabilities	(73)	(3,185)	3,505
Net cash provided by (used in) operating activities	223,737	333,851	(296,608)
Investing activities
Purchases of property and equipment	(40,027)	(12,627)	(12,236)
Purchases of marketable securities	(124,500)	(308,315)	—
Proceeds from sales and redemption of marketable securities	52,319	851	—
Business combinations, net of cash acquired	66,708	—	—
Purchases of alternative investments	—	(50,941)	—
Purchases of privately-held securities	—	(23,009)	—
Other investing activities	73	(3,871)	(2,684)
Net cash used in investing activities	(45,427)	(397,912)	(14,920)
Financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	—	942,529
Proceeds from issuance of debt, net of borrowing costs	—	—	199,369
Principal payments on borrowings	—	(200,000)	(400,000)
Proceeds from the exercise of common stock options	86,089	507,455	298,829
Other financing activities	(93)	(708)	(4,274)
Net cash provided by financing activities	85,996	306,747	1,036,453
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(3,885)	(3,918)	1,259
Net increase in cash, cash equivalents, and restricted cash	260,421	238,768	726,184
Cash, cash equivalents, and restricted cash - beginning of period	2,366,914	2,128,146	1,401,962
Cash, cash equivalents, and restricted cash - end of period	$2,627,335	$2,366,914	$2,128,146

Palantir Technologies Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,904	$4,131	$14,283
Cash paid for interest	5	2,774	11,432

Supplemental disclosures of non-cash investing and financing information:
Conversion of redeemable convertible and convertible preferred stock to common stock	$—	$—	$2,138,988
Conversion of convertible preferred stock warrants to common stock warrants	—	—	31,007
Cashless net exercise of warrants for convertible preferred stock	—	—	10,810
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
2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding annual financial reporting. The accompanying consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee are accounted for using the equity method of accounting. For such investments, the share of the investee’s results of operations is included as a component of other income (expense), net in the consolidated statements of operations and the investment balance is included in other assets and classified as noncurrent in the consolidated balance sheets. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, loss from operations, net loss, or cash flows. The Company’s fiscal year ends on December 31.
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
Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the identification of performance obligations in customer contracts; the valuation of deferred tax assets and uncertain tax positions; the collectability of contract consideration, including accounts receivable; the useful lives of tangible assets; the valuation of assets acquired and liabilities assumed from business combinations, including intangible assets and goodwill; and the incremental borrowing rate for operating leases. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences could affect the Company’s financial position and results of operations.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$2,598,540	$2,290,674	$2,011,323
Restricted cash	16,244	36,628	37,285
Restricted cash, noncurrent	12,551	39,612	79,538
Total cash, cash equivalents, and restricted cash	$2,627,335	$2,366,914	$2,128,146
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of December 31, 2022 the Company recorded an allowance for credit losses of $10.1 million. Based upon the Company’s assessment as of December 31, 2021, the allowances for credit losses were not material.
Concentrations of Credit Risk
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the consolidated balance sheets. The Company’s accounts receivable balances as of December 31, 2022 and 2021 were $258.3 million and $190.9 million, respectively. No customer represented more than 10% of total accounts receivable as of December 31, 2022 and 2021.
For the years ended December 31, 2022 and 2021, no customer represented 10% or more of total revenue. For the year ended December 31, 2020, Customer F, which is in the government operating segment, represented 10% of total revenue. No other customers represented more than 10% of total revenue for the year ended December 31, 2020.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, and are included in our consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized if the fair value of the purchase consideration transferred, or the fair value of the acquirer’s interest in the acquiree if no consideration is transferred, and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. In determining the fair value of identifiable assets, we use various valuation techniques which require us to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.
Goodwill
Goodwill represents the excess of the fair value of the purchase consideration transferred, or the fair value of the acquirer’s interest in the acquiree if no consideration is transferred, and any noncontrolling interests over the net fair value of the identifiable assets acquired and the liabilities assumed in business combinations. Goodwill is not amortized but is subject to an annual impairment test. We perform our annual goodwill impairment assessment on the first day of the fourth quarter. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Goodwill is recorded in other assets in the consolidated balance sheet.
Other Intangible Assets
Other intangible assets include finite-lived intangible assets, which mainly consist of customer relationships, reacquired rights, and backlog. These assets are amortized over their estimated useful lives and are tested for impairment using a similar methodology to our property and equipment, as described below. Other intangible assets are recorded in other assets in the consolidated balance sheet.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the asset is expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairments of long-lived assets during the years ended December 31, 2022, 2021, and 2020 were not material.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:
•Identification of the contract(s) with the customer, including whether collectability of the consideration is probable by considering the customers’ ability and intention to pay;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

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
Contract Liabilities
The timing of customer billing and payment relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue or customer deposits (“contract liabilities”). Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Customer deposits consist of amounts billed and/or paid in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation by our customers. Many of the Company’s arrangements include terms that allow the customer to terminate the contract for convenience and receive a pro-rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposits.
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
Additionally, the pricing of the Company’s contracts is generally fixed; however, it is possible for contracts to include variable consideration, which can be based on subjective or objective criteria. The Company includes the estimated amount of variable

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
consideration that it expects to receive to the extent it is probable that a significant revenue reversal will not occur. Variable consideration received was not material in the periods presented.
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
Cost of Revenue
Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as third-party cloud hosting services, travel costs, allocated overhead, and other direct costs.
Sales and Marketing Costs
Sales and marketing costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in sales functions, executing on pilots, and performing other brand building activities, as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, travel costs, and allocated overhead. The Company generally charges all such costs to sales and marketing expense in the period incurred. Advertising costs are expensed as incurred and included in sales and marketing expense within the consolidated statements of operations. Advertising expense totaled $38.6 million and $26.3 million for the years ended December 31, 2022 and 2021, respectively, and was immaterial for the year ended December 31, 2020.
Research and Development Costs
Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and improve the Company’s platforms and products, as well as third-party cloud hosting services, travel costs, and allocated overhead. Research and development costs are expensed as incurred.
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
Service-Based Vesting
The Company grants RSUs and stock option awards that vest only based upon the satisfaction of a service condition. For RSUs, the Company determines the grant-date fair value of the RSUs as the fair value of the Company’s common stock on the grant date. The Company records stock-based compensation expense for stock options and RSUs that vest only based upon the

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
satisfaction of a service condition on a straight-line basis over the requisite service period, which is generally four years. For stock option awards, the Company uses the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company recognizes forfeitures as they occur.
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
Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pretax and post-tax basis, a percentage of their qualifying annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company may make additional matching contributions on behalf of the participants. The Company did not make matching contributions for the years ended December 31, 2022, 2021, and 2020.
Income Taxes
The Company estimates its current tax expense together with assessing temporary differences resulting from differing treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s consolidated balance sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, the realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company is subject to the Global Intangible Low Taxed Income (“GILTI”) tax in the U.S. and has elected to treat taxes on future GILTI inclusions as current period expense if and when incurred.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Noncontrolling Interests
A noncontrolling interest represents the proportionate equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separate from the Company’s controlling interest. Revenues, expenses, gains, losses, net income (loss), and other comprehensive income (loss) are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interest.
Foreign Currency
Generally, the functional currency of the Company’s international subsidiaries is the local currency of the country in which they operate. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as a cumulative translation adjustment and included in accumulated other comprehensive income (loss).
For transactions that are not denominated in the local functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each reporting period. Transaction gains and losses from the remeasurement are recognized in other income (expense), net within the consolidated statements of operations.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including an adoption in an interim period. The Company adopted this standard effective October 1, 2022. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of December 31, 2022 and 2021, the Company’s contract liability balances were $339.2 million and $463.3 million, respectively. Revenue of $384.3 million and $378.4 million was recognized during the years ended December 31, 2022 and 2021, respectively, that was included in the contract liabilities balances as of December 31, 2021 and 2020, respectively.
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
The Company’s remaining performance obligations were $972.7 million as of December 31, 2022, of which the Company expects to recognize approximately 53% as revenue over the next 12 months, 38% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,149,302	$1,149,302	$—	$—
Certificates of deposit	6,791	—	6,791	—
Restricted cash, current and noncurrent
Certificates of deposit	18,707	—	18,707	—
Marketable securities:
Marketable securities	35,135	35,135	—	—
Total	$1,209,935	$1,184,437	$25,498	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$507,317	$507,317	$—	$—
Certificates of deposit	6,844	—	6,844	—
Restricted cash, current and noncurrent
Certificates of deposit	45,048	—	45,048	—
Marketable securities:
Marketable securities	234,153	234,153	—	—
Total	$793,362	$741,470	$51,892	$—
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
Marketable Securities
Marketable securities consist of equity securities in publicly-traded companies and are recorded at fair market value each reporting period. Realized and unrealized gains and losses are recorded in other income (expense), net on the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company recorded net unrealized losses of $159.0 million and $72.8 million, respectively, and realized losses of $113.1 million during the year ended December 31, 2022. An immaterial amount of realized gains and losses were recorded during the year ended December 31, 2021. Net realized and unrealized gains and losses are recorded within other income (expense), net on the consolidated statements of operations.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the details of the investments purchased under such Investment Agreements during the year ended December 31, 2022 (in thousands):

Entity (1)	Share Amount	Investment Amount
Fast Radius	2,000	$20,000
Energy Vault	850	8,500
Tritium	2,500	15,000
Rigetti	1,000	10,000
Allego	2,000	20,000
Starry Group Holdings	2,133	16,000
Rubicon Technologies	3,500	35,000
Total	13,983	$124,500
—————
(1) Investments are in publicly-traded marketable securities at the time of investment.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). As of December 31, 2022, the terms of such contracts, including contractual options, range from three years to eight years and are subject to termination for cause provisions.
The Company assesses the concurrent agreements under the noncash and consideration paid or payable to a customer guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. As currently assessed, the total value of such Strategic Commercial Contracts with Investees or associated entities was $492.7 million as of December 31, 2022, which is inclusive of $63.7 million of contractual options. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. As of December 31, 2022, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $166.6 million, of which $118.4 million of revenue was recognized during the year ended December 31, 2022.
Alternative Investments
During the year ended December 31, 2021, the Company purchased $50.9 million in 100-ounce gold bars. The gold bars are kept in a secure third-party facility located in the northeastern United States. The Company is able to take physical possession of the gold bars stored at the facility at any time with reasonable notice. Net unrealized losses related to alternative investments, which are recorded within other income (expense), net on the consolidated statements of operations, were not material for the years ended December 31, 2022 and 2021.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Leasehold improvements	$80,378	$72,834
Computer equipment, software, and other	52,688	16,916
Furniture and fixtures	13,010	8,358
Construction in progress	5,506	3,126
Total property and equipment, gross	151,582	101,234
Less: accumulated depreciation and amortization	(82,412)	(69,930)
Total property and equipment, net	$69,170	$31,304

Depreciation and amortization expense related to property and equipment, net was $19.5 million, $12.8 million, and $13.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued payroll and related expenses	$43,495	$60,732
Accrued taxes	41,326	22,550
Accrued other liabilities	87,894	72,524
Total accrued liabilities	$172,715	$155,806
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”), including on March 31, 2022 (the “March 2022 Amendment”) and on July 1, 2022 (the “July 2022 Amendment”). The March 2022 Amendment provided for, among other things, an extension of the revolving loan facility maturity date to March 31, 2027 and an increase of $100.0 million to the lenders’ revolving commitments for total revolving commitments of $500.0 million. The July 2022 Amendment provided for, among other things, a new incremental delayed draw term loan (“DDTL”) commitment in an aggregate principal amount of up to $450.0 million, upon the terms and conditions set forth in the 2014 Credit Facility, as amended, with new and existing lenders. The DDTL commitment is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. As of December 31, 2022, the 2014 Credit Facility allows for the drawdown of up to $950.0 million to fund working capital and general corporate expenditures.
Outstanding balances under the 2014 Credit Facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement), plus 2.00% or a base rate plus 1.00%, subject to certain adjustments. The Company incurs a commitment fee of 0.30% assessed on the daily average undrawn portion of revolving and DDTL commitments. Applicable interest and commitment fees are payable quarterly or more or less frequently in certain circumstances. The 2014 Credit Facility also allows for an incremental loan facility of additional term loans or revolving loans in an aggregate principal amount up to the amount and upon the terms and conditions set forth therein with one or more existing or new lenders upon mutual agreement between the Company and such lenders.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2022, the Company had no outstanding debt balances and an aggregate of $950.0 million undrawn of revolving and DDTL commitments under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of December 31, 2022.
7. Leases
The Company has operating leases primarily for corporate office space and equipment. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. The Company's leases have remaining terms up to December 2033, some of which include one or more options to extend the leases up to June 2033. Additionally, some lease contracts include termination options within the next five years.
Supplemental balance sheet information related to lease liabilities at December 31, 2022 and 2021 was as follows (in thousands):

		As of December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2022	2021
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$200,240	$216,898
Total right-of-use assets		$200,240	$216,898
Lease liabilities:
Operating leases	Operating lease liabilities	$45,099	$39,927
	Operating lease liabilities, noncurrent	204,305	220,146
Total lease liabilities		$249,404	$260,073
The components of lease expense included in the Company's consolidated statements of operations include (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease expense	$55,483	$51,330
Short-term lease expense	4,956	4,165
Variable lease expense	5,309	7,518
Sublease income	(13,011)	(19,957)
Total lease expense, net	$52,737	$43,056
Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represent temporary employee housing. Finance lease costs were not material for the years ended December 31, 2022 and 2021.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

	As of December 31, 2022
	Operating Lease Commitments	Less: Sublease Income	Net Lease Commitments
Year ended December 31,
2023	$58,843	$18,458	$40,385
2024	54,672	16,593	38,079
2025	50,910	14,356	36,554
2026	39,173	13,748	25,425
2027	27,548	14,423	13,125
Thereafter	82,738	43,231	39,507
Total undiscounted liabilities	313,884	120,809	193,075
Less: Leases not yet commenced	(8,446)	—	(8,446)
Less: Imputed interest	(56,034)	—	(56,034)
Total operating lease liabilities	$249,404	$120,809	$128,595
The weighted-average remaining lease term related to the Company’s operating lease liabilities as of December 31, 2022 and 2021 was 6.5 and 6.9 years, respectively. The weighted-average discount rate related to the Company’s operating lease liabilities as of December 31, 2022 and 2021 was 6.25% and 6.03%, respectively.
The following table sets forth the supplemental information related to the Company's operating leases for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for operating lease liabilities	$53,772	$49,228
Lease liabilities arising from obtaining right-of-use assets	$28,169	$34,606
As of December 31, 2022, the Company has additional operating leases for office space that have not yet commenced with future lease obligations of $8.4 million. These operating leases will commence in 2023 with lease terms of up to ten years.
8. Commitments and Contingencies
Purchase Commitments
In December 2019, the Company entered into, and subsequently amended, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through June 30, 2029, in exchange for various discounts on such services. In May 2022, the agreement was amended to extend the second contract year from June 30, 2022 to September 30, 2022 and the optional carryover period from June 30, 2029 to September 30, 2029. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. As of December 31, 2022, the Company had satisfied $40.9 million of its $199.0 million commitment for the contract year ending September 30, 2023.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
On December 14, 2017, members of KT4 Partners LLC (Managing Member Marc Abramowitz) and Sandra Martin Clark, as trustee for the Marc Abramowitz Irrevocable Trust Number 7 (together, “KT4 Plaintiffs”), filed an action in the Delaware Superior Court against the Company and Disruptive Technology Advisers LLC. The complaint alleges tortious interference with prospective economic advantage and civil conspiracy in connection with a potential sale of stock by the KT4 Plaintiffs to a third party. The KT4 Plaintiffs sought compensatory and punitive damages, interest, fees, and costs. On June 27, 2022, the Company and the KT4 Plaintiffs entered into an agreement to settle the litigation and certain other matters. The Company has paid the amount of the settlement in full and has received the insurance reimbursement as of December 31, 2022. This matter is now concluded.

On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20(A) of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02834-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On November 21, 2022 and January 13, 2023, stockholder derivative actions were filed in the United States District Court for the District of Colorado, captioned Li v. Karp, et al., Case No. 22-cv-3028 and Parmenter v. Karp, et al., Case No. 23-cv-118, and on January 27, 2023, a stockholder derivative action was filed in the United States District Court for the District of Delaware captioned Miao v. Karp, et al., Case No. 1:23-cv-00103-MN, each against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seek unspecified damages and injunctive remedies under Section 14(a) of the Exchange Act and Delaware law. Because the litigation is in early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
As of December 31, 2022 and 2021, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $28.8 million and $76.2 million as of December 31, 2022 and 2021, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of December 31, 2022, these letters of credit and guarantees had expiration dates through August 2031.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations via its O&M services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, as set forth in the applicable SLA, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of December 31, 2022 and 2021.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of December 31, 2022 and 2021.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s bylaws and Amended and Restated Certificate of Incorporation.
9. Stockholders’ Equity
The Company’s amended and restated certificate of incorporation authorizes the issuance of a total of 20,000,000,000 shares of Class A common stock, 2,700,000,000 shares of Class B common stock, and 1,005,000 shares of Class F common stock. In September 2020, each of the Founders exchanged 335,000 shares of their Class B common stock for an equivalent number of shares of Class F common stock.
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of December 31, 2022.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of December 31, 2022.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	1,995,414	20,000,000	1,926,589
Class B Common Stock	2,700,000	102,656	2,700,000	99,880
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,099,075	22,701,005	2,027,474
10. Stock-Based Compensation
2020 Executive Equity Incentive Plan
In August 2020, the Company’s Board of Directors approved the 2020 Executive Equity Incentive Plan (the “Executive Equity Plan”). The Executive Equity Plan permitted the granting of nonstatutory stock options (“NSOs”) and RSUs to the Company’s employees, consultants, and directors. A total of 165,900,000 shares of the Company’s Class B common stock were reserved for issuance under the Executive Equity Plan. During August 2020, options to purchase 162,000,000 shares of Class B common stock and restricted stock units covering 3,900,000 shares of the Company’s Class B common stock were granted to certain officers.
The Executive Equity Plan was terminated prior to the Company’s Direct Listing, and no additional awards will be granted under the Executive Equity Plan. However, the Executive Equity Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the Executive Equity Plan.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
2020 Equity Incentive Plan
In September 2020, prior to the Direct Listing, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock, RSUs, stock appreciation rights (“SARs”), and performance awards to the Company’s employees, directors, and consultants. A total of 150,000,000 shares of the Company’s Class A common stock were initially reserved for issuance pursuant to the 2020 Plan. In addition, the number of shares of Class A common stock reserved for issuance under the 2020 Plan includes certain shares of common stock subject to awards under the 2010 Plan and Executive Equity Plan in the case of certain occurrences, such as expirations, terminations, exercise and tax-related withholding, or failures to vest. Shares of Class B common stock added to the 2020 Plan from the 2010 Plan or Executive Equity Plan are reserved for issuance under the Company’s 2020 Plan as Class A common stock. The number of shares of Class A common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of:
•250,000,000 shares of the Company’s Class A common stock;
•Five percent of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or
•such other amount as the administrator of the 2020 Plan determines.
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
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2022 (in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	349,952	$7.81	9.06	$3,638,685
Options exercised	(19,660)	4.38
Options canceled and forfeited	(3,379)	4.95
Balance as of December 31, 2022	326,913	$8.05	8.33	$272,603
Options vested and exercisable as of December 31, 2022	183,119	$5.77	7.43	$257,113
The aggregate intrinsic value of options outstanding, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2022. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $112.3 million, $3.8 billion, and $974.2 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock on the exercise date.
There were no options granted during the year ended December 31, 2022 and 2021. The weighted average grant-date fair value of options granted during the year ended December 31 2020 was $2.57 per share. The total grant-date fair value of options that vested during the years ended December 31, 2022, 2021, and 2020 was $170.8 million, $189.5 million, and $214.7 million, respectively.
As of December 31, 2022, the total unrecognized stock-based compensation expense related to options outstanding was $721.9 million, which is expected to be recognized over a weighted-average service period of eight years.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Determination of Stock Option Fair Value
The estimated grant-date fair value of all the Company’s stock-based option awards was calculated using the Black-Scholes option-pricing model, based on the below assumptions. There were no options granted during the years ended December 31, 2022 and 2021.

Year Ended December 31, 2020

Fair value of common stock	$7.60
Expected volatility	71.00%
Expected term (in years)	12.04
Expected dividend yield	—%
Risk-free interest rate	0.64%
RSUs
The following table summarizes the RSU activity for the year ended December 31, 2022 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
RSUs unvested and outstanding as of December 31, 2021	153,749	$9.56
RSUs granted	33,673	10.24
RSUs vested and converted to shares	(51,941)	8.73
RSUs canceled	(9,055)	9.78
RSUs unvested and outstanding as of December 31, 2022	126,426	$10.07
Prior to September 30, 2020, the Company granted RSUs with both a service-based vesting condition and a liquidity event-related performance condition which was considered a performance-based vesting condition. The stock-based compensation expense related to such RSUs is recognized using the accelerated attribution method from the grant date. The service-based vesting period for these awards varies across service providers and is up to five years. The performance-based vesting condition for the RSUs was satisfied upon the Company’s Direct Listing, which occurred on September 30, 2020. Additionally, subsequent to September 30, 2020, the Company granted RSUs with only a service based-based vesting condition. The stock-based compensation expense related to such RSUs is recognized ratably over the service period.
During the year ended December 31, 2020, the Company recognized $940.0 million in stock-based compensation expense related to RSUs, of which $769.5 million was recognized upon the Company's Direct Listing which satisfied the performance-based vesting condition.
The total grant-date fair value of RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $453.2 million, $421.0 million, and $531.9 million. As of December 31, 2022, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $770.3 million, which is expected to be recognized over a weighted-average service period of three years.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$44,061	$68,546	$139,627
Sales and marketing	196,301	242,910	398,205
Research and development	93,871	150,298	357,063
General and administrative	230,565	316,461	375,807
Total stock-based compensation expense	$564,798	$778,215	$1,270,702
The Company did not recognize any tax benefits related to stock-based compensation expense during the years ended December 31, 2022 or 2021, and it recognized tax benefits of $18.2 million during the year ended December 31, 2020.
11. Income Taxes
Loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$(402,834)	$(514,200)	$(1,203,682)
Foreign	41,807	25,706	24,655
Loss before provision for (benefit from) income taxes	$(361,027)	$(488,494)	$(1,179,027)
Provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	765	(88)	500
Foreign	9,476	(11,343)	7,249
Total current provision	10,241	(11,431)	7,749
Deferred:
Federal	—	(111)	—
State	—	—	—
Foreign	(174)	43,427	(20,385)
Total deferred provision	(174)	43,316	(20,385)
Total provision for (benefit from) income taxes	$10,067	$31,885	$(12,636)

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the expected tax provision (benefit) at the statutory federal income tax rate to the Company’s recorded tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Expected tax (benefit) at U.S. federal statutory rate	$(75,592)	$(102,584)	$(247,596)
State income taxes - net of federal benefit	766	(88)	500
Foreign tax rate differential	832	870	(4,131)
Research and development tax credits	(34,546)	(94,591)	(26,294)
Stock-based compensation	1,374	(817,839)	(194,730)
Non-deductible officers’ compensation	40,629	428,682	76,093
Change in valuation allowance	49,833	616,572	373,632
Base Erosion Anti-Abuse Tax and related elections	25,200	—	—
Other	1,571	863	9,890
Total provision for (benefit from) income taxes	$10,067	$31,885	$(12,636)
For the year ended December 31, 2022, the Company recorded a provision for income taxes of $10.1 million compared to $31.9 million for the year ended December 31, 2021, primarily due to the prior year establishment of a full valuation allowance against its U.K. deferred tax assets during the fourth quarter of 2021 partially offset by permanent differences associated with U.S. Base Erosion and Anti Abuse Tax elections. The Company maintains a full valuation allowance against its U.S. federal and state and U.K. deferred tax assets.
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
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Net operating loss carryforwards	$1,436,957	$1,497,774
Capitalized research and experimental expenses	70,839	—
Reserves and accruals	76,905	43,348
Tax credit carryforwards	226,565	177,402
Stock-based compensation	203,735	212,163
Lease liabilities	58,056	59,787
Depreciation and amortization	29,665	35,176
Gross deferred tax assets	2,102,722	2,025,650
Outside basis difference	(6,512)	—
Acquisition related intangibles	(10,225)	—
Right-of-use assets	(46,295)	(49,665)
Total net deferred tax assets before valuation allowance	2,039,690	1,975,985
Valuation allowance	(2,051,655)	(1,977,565)
Net deferred tax assets	$(11,965)	$(1,580)
The Company performs an assessment of both positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company reviews the recognition of deferred tax assets on a regular basis to determine if

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
realization of such assets is more likely than not. A valuation allowance is provided when it is more likely than not that such assets will not be realized. The Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets.
Provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively. Beginning January 1, 2022, the Company began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 for international research rather than expensing these costs as incurred. As a result, the Company has recorded a deferred tax asset of $70.8 million related to the capitalization requirement.
The valuation allowance totaled $2.1 billion and $2.0 billion for the years ended December 31, 2022 and 2021, respectively. The valuation allowance on our net deferred tax assets increased by $74.1 million and $757.5 million during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had U.S. federal and state net operating losses of approximately $5.6 billion and $2.8 billion, respectively. As of December 31, 2021, the Company had U.S. federal and state net operating losses of approximately $5.9 billion and $2.9 billion, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2024 through 2037 if not utilized, with the exception of $1.4 billion which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2023 through 2041 if not utilized.
Additionally, as of December 31, 2022, the Company had federal and California research and development credits of approximately $230.2 million and $91.4 million, respectively. As of December 31, 2021, the Company had federal and California research and development credits of approximately $184.1 million and $68.7 million, respectively. The federal research and development credits will begin to expire in the years 2027 through 2041 if not utilized and the California research and development credits have no expiration date. Utilization of the net operating losses and research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and research and development credit carryforwards before utilization.
As of December 31, 2022, the Company had net operating losses in the United Kingdom of approximately $303.4 million. The U.K. net operating losses can be carried forward indefinitely.
As of December 31, 2022, the Company had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings and, accordingly, the Company does not provide for U.S. income taxes and foreign withholding tax on these earnings. The Company recorded $6.5 million of deferred tax liability on the outside basis differences in its investment in Palantir Technologies Japan, Kabushiki Kaisha (“Palantir Japan”) that is unrelated to unremitted earnings.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, the Company does not believe this legislation will have a material impact on its consolidated financial statements.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Uncertain Tax Positions
A reconciliation of the gross unrecognized tax benefits consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrecognized tax benefit beginning of year	$65,070	$75,557	$31,702
Increases in current year tax positions	5,733	19,638	43,855
Increases in prior year tax positions	11,497	967	—
Decreases in prior year tax positions	(36)	(30,895)	—
Decreases in prior year tax positions due to settlements	(360)	(197)	—
Decreases in prior year tax positions due to lapse of statute of limitations	—	—	—
Unrecognized tax benefit end of year	$81,904	$65,070	$75,557
For the years ended December 31, 2022, 2021, and 2020, the Company recorded gross unrecognized tax benefits of $81.9 million, $65.1 million, and $75.6 million, respectively, that, if recognized, would not benefit the Company’s effective tax rate due to the valuation allowance that currently offsets deferred tax assets.
As of December 31, 2022, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.
It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company has recorded immaterial interest and penalties related to uncertain tax positions as of December 31, 2022 and 2021.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The material jurisdictions where the Company is subject to potential examination by tax authorities are the U.S. (federal and state) for tax years 2004 through 2022 and the UK for tax years 2013 through 2022.
12. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	As of December 31,
	2022	2021	2020
Numerator
Net loss attributable to common stockholders	$(373,705)	$(520,379)	$(1,166,391)
Less: Change in fair value attributable to participating securities	—	—	(5,483)
Net loss attributable to common stockholders for diluted net loss per share	$(373,705)	$(520,379)	$(1,171,874)
Denominator
Weighted-average shares used in computing net loss per share, basic	2,063,793	1,923,617	977,722
Weighted-average shares used in computing net loss per share, diluted	2,063,793	1,923,617	979,330
Net loss per share
Net loss per share attributable to common stockholders, basic	$(0.18)	$(0.27)	$(1.19)
Net loss per share attributable to common stockholders, diluted	$(0.18)	$(0.27)	$(1.20)

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of December 31,
	2022	2021	2020
Options and SARs issued and outstanding	326,913	349,977	535,792
RSUs outstanding	126,426	153,749	184,870
Warrants to purchase common stock	13,042	13,042	19,068
Growth units outstanding	—	—	3,583
Total	466,381	516,768	743,313
13. Segment and Geographic Information
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
Financial information for each reportable segment was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenue:
Government	$1,071,776	$897,356	$610,198
Commercial	834,095	644,533	482,475
Total revenue	$1,905,871	$1,541,889	$1,092,673

	Years Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Contribution:
Government	$620,677	58%	$541,883	60%	$346,937	57%
Commercial	414,496	50%	357,546	55%	247,320	51%
Total contribution	$1,035,173	54%	$899,429	58%	$594,257	54%

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The reconciliation of contribution to loss from operations is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Loss from operations	$(161,201)	$(411,046)	$(1,173,679)
Research and development expenses (1)	265,808	237,189	203,597
General and administrative expenses (1)	365,768	295,071	293,637
Total stock-based compensation expense	564,798	778,215	1,270,702
Total contribution	$1,035,173	$899,429	$594,257
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Years Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Revenue:
United States	$1,161,416	61%	$879,156	57%	$573,549	52%
United Kingdom	220,942	12%	173,362	11%	132,427	12%
Rest of world (1)	523,513	27%	489,371	32%	386,697	36%
Total revenue	$1,905,871	100%	$1,541,889	100%	$1,092,673	100%
—————
(1) No other country represented 10% or more of total revenue for the years ended December 31, 2022, 2021, or 2020.
Property and equipment, net is attributed to the Company’s office locations as follows (in thousands, except percentages):

	As of December 31,
	2022		2021
	Amount	%	Amount	%
Property and equipment, net:
United States	$46,599	67%	$18,728	60%
Japan	13,318	19%	1,340	4%
United Kingdom	6,746	10%	8,375	27%
Rest of world	2,507	4%	2,861	9%
Total property and equipment, net	$69,170	100%	$31,304	100%
14. Business Combinations
On November 8, 2022, the Company gained the right to majority representation on the board of directors of Palantir Japan, thereby obtaining a controlling interest. Prior to obtaining a controlling interest, the Company accounted for its 50% ownership in Palantir Japan as an equity method investment, which was created to distribute Palantir platforms to the Japanese market. This transaction was accounted for as a “step acquisition” (as defined by U.S. GAAP), as such, the Company remeasured its pre-existing equity interest in Palantir Japan immediately prior to the completion of the acquisition to its estimated fair value. The results of Palantir Japan have been included in the Company’s consolidated financial statements since the acquisition date, with the portion outside of its control forming a noncontrolling interest.
The fair value of Palantir Japan on the acquisition date totaled $149.0 million, which included the Company’s equity interest immediately prior to the acquisition of $74.5 million and the noncontrolling interest of $74.5 million. The amounts recognized

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
of assets acquired and liabilities assumed as of the acquisition date included: cash of $66.7 million; goodwill of $36.1 million; intangible assets of $34.7 million related to customer relationships, reacquired rights, and backlog; $32.5 million of other identifiable assets; and $21.0 million of net liabilities. The intangible assets are reported in other assets and are being amortized over a period of two to seven years in accordance with the underlying pattern of economic benefit reflected by the future net cash flows. Goodwill is reported in other assets and is primarily attributed to the value expected from synergies resulting from the Palantir Japan acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes.
The acquisition-date fair value of the noncontrolling and controlling equity interest was determined using a combination of the income and market approaches. With respect to intangible assets, the estimated fair values were determined based on the excess earnings method of the income approach. These models used primarily Level 3 inputs, including estimates of projected revenue growth rates, projected EBITDA margins, and an estimated discount rate.
In accordance with accounting for a step acquisition, the Company recognized a gain of $44.3 million as a result of remeasuring its pre-existing interest in Palantir Japan held immediately before the business combination, which is included in other income (expense), net in the consolidated statements of operations.
The amounts of Palantir Japan’s revenue and net income included in the Company’s consolidated statement of operations for the year ended December 31, 2022 were immaterial. This acquisition did not have a material impact on the Company’s reported revenue or net loss amounts for any period presented; therefore, historical and pro forma disclosures have not been presented.
15. Intangible Assets and Goodwill
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands):

	Weighted average useful life	As of December 31, 2022			As of December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.85	$10,400	$(347)	$10,053	$—	$—	$—
Reacquired rights	6.85	17,618	(419)	17,199	—	—	—
Backlog	1.85	6,700	(558)	6,142	—	—	—
Other	1.27	5,717	(3,572)	2,145	5,717	(1,881)	3,836
Total intangible assets		$40,436	$(4,897)	$35,539	$5,717	$(1,881)	$3,836
Amortization expense of intangible assets was not material for the years ended December 31, 2022 and 2021.
As of December 31, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,	Amount
2023	$9,637
2024	7,844
2025	4,597
2026	4,597
2027	4,250
Thereafter	4,614
Total	$35,539

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Changes in the carrying amount of goodwill, which is reported in the commercial segment, for the year ended December 31, 2022 are as follows (in thousands):

Amount
Goodwill at December 31, 2021	$1,869
Acquisitions	36,069
Goodwill at December 31, 2022	$37,938

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Palantir Japan, which we acquired in November 2022, as discussed in Note 14. Business Combinations in the consolidated financial statements included elsewhere within this Annual Report on Form 10-K. The financial results of Palantir Japan were included in the consolidated financial statements from the date of acquisition and constituted less than 5% of total and net assets as of December 31, 2022 and less than 1% of revenues for the year then ended.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
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

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (“Proxy Statement”) and is incorporated herein by reference.
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and restated certificate of incorporation of the registrant.	8-K	001-39540	3.1	December 28, 2022
3.2	Amended and restated bylaws of the registrant.	8-K	001-39540	3.2	December 28, 2022
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-248413	4.1	August 25, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 24, 2020.	S-1/A	333-248413	4.2	September 14, 2020
4.3	Form of Series I convertible preferred stock lead investor IPO warrant.	S-1	333-248413	4.6	August 25, 2020
4.4	Form of Series I convertible preferred stock IPO warrant.	S-1	333-248413	4.7	August 25, 2020
4.5*	Description of Capital Stock of Palantir Technologies Inc.
9.1	Founder Voting Agreement.	S-1/A	333-248413	9.1	September 21, 2020
9.2	Founder Voting Trust Agreement.	S-1/A	333-248413	9.2	September 18, 2020
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248413	10.1	September 9, 2020
10.2	Amendment No. 13 to Revolving Credit Agreement and Incremental Agreement, dated as of July 1, 2022, among the registrant, Palantir USG, Inc., the lenders party thereto, and Wells Fargo Bank, National Association (in its capacity as successor-in-interest to Morgan Stanley Senior Funding, Inc.), as Administrative Agent (including the Credit Agreement, dated as of October 7, 2014, as amended and restated).	8-K	001-39540	10.1	July 1, 2022
10.3+	Palantir Technologies Inc. 2020 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.3	September 9, 2020
10.4+	Palantir Technologies Inc. Amended 2010 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.4	September 3, 2020
10.5+	Palantir Technologies Inc. 2020 Executive Equity Incentive Plan.	S-1/A	333-248413	10.7	September 9, 2020
10.6+	Palantir Technologies Inc. Outside Director Compensation Policy.	S-1/A	333-248413	10.8	September 14, 2020
10.7+	Employee Incentive Compensation Plan.	S-1/A	333-248413	10.9	September 14, 2020
10.8+	Security Program Continuation Agreement between the registrant and Alexander Karp dated June 5, 2019.	S-1/A	333-248413	10.10	September 14, 2020
10.9	Consulting Agreement between the Company and Spencer Rascoff, dated June 6, 2022.	10-Q	001-39540	10.1	August 8, 2022
21.1*	List of subsidiaries of Palantir Technologies Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALANTIR TECHNOLOGIES INC.

Date: February 21, 2023	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander C. Karp, Stephen Cohen, and David Glazer, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alexander C. Karp
Alexander C. Karp	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
/s/ Stephen Cohen
Stephen Cohen	President and Director	February 21, 2023
/s/ David Glazer
David Glazer	Chief Financial Officer (Principal Financial Officer)	February 21, 2023
/s/ Jeffrey Buckley
Jeffrey Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
/s/ Lauren Friedman Stat
Lauren Friedman Stat	Director	February 21, 2023
/s/ Alexander Moore
Alexander Moore	Director	February 21, 2023
/s/ Alexandra Schiff
Alexandra Schiff	Director	February 21, 2023
/s/ Peter Thiel
Peter Thiel	Director	February 21, 2023
/s/ Eric Woersching
Eric Woersching	Director	February 21, 2023