Form 10-Q
period 2023-03-31
Palantir Technologies Inc.
filed 2023-05-09
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, there were 2,013,759,002 shares of the registrant’s Class A common stock outstanding, 103,680,894 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,264,738	$2,598,540
Marketable securities	1,639,797	35,135
Accounts receivable, net	254,041	258,346
Restricted cash	11,946	16,244
Prepaid expenses and other current assets	85,625	133,312
Total current assets	3,256,147	3,041,577
Property and equipment, net	63,115	69,170
Restricted cash, noncurrent	12,095	12,551
Operating lease right-of-use assets	210,019	200,240
Other assets	141,762	137,701
Total assets	$3,683,138	$3,461,239
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,530	$44,788
Accrued liabilities	174,525	172,715
Deferred revenue	229,551	183,350
Customer deposits	139,741	141,989
Operating lease liabilities	53,066	45,099
Total current liabilities	601,413	587,941
Deferred revenue, noncurrent	54,400	9,965
Customer deposits, noncurrent	4,162	3,936
Operating lease liabilities, noncurrent	206,422	204,305
Other noncurrent liabilities	13,548	12,655
Total liabilities	879,945	818,802
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of March 31, 2023 and December 31, 2022; 2,013,044 and 1,995,414 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; 2,700,000 Class B shares authorized as of March 31, 2023 and December 31, 2022; 103,681 and 102,656 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of March 31, 2023 and December 31, 2022	2,117	2,099
Additional paid-in capital	8,568,570	8,427,998
Accumulated other comprehensive loss, net	(4,318)	(5,333)
Accumulated deficit	(5,842,636)	(5,859,438)
Total stockholders’ equity	2,723,733	2,565,326
Noncontrolling interests	79,460	77,111
Total equity	2,803,193	2,642,437
Total liabilities and equity	$3,683,138	$3,461,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$525,186	$446,357
Cost of revenue	107,645	94,403
Gross profit	417,541	351,954
Operating expenses:
Sales and marketing	187,093	160,485
Research and development	90,100	88,601
General and administrative	136,233	142,307
Total operating expenses	413,426	391,393
Income (loss) from operations	4,115	(39,439)
Interest income	20,853	547
Interest expense	(1,275)	(594)
Other income (expense), net	(2,861)	(59,870)
Income (loss) before provision for income taxes	20,832	(99,356)
Provision for income taxes	1,681	2,023
Net income (loss)	19,151	(101,379)
Less: Net income attributable to noncontrolling interests	2,349	—
Net income (loss) attributable to common stockholders	$16,802	$(101,379)
Net earnings (loss) per share attributable to common stockholders, basic	$0.01	$(0.05)
Net earnings (loss) per share attributable to common stockholders, diluted	$0.01	$(0.05)
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, basic	2,107,780	2,036,307
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, diluted	2,217,439	2,036,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$19,151	$(101,379)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,015	(1,695)
Net unrealized gain on available-for-sale securities	285	—
Comprehensive income (loss)	20,451	(103,074)
Less: Comprehensive income attributable to noncontrolling interests	2,349	—
Comprehensive income (loss) attributable to common stockholders	$18,102	$(103,074)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	5,381	5	25,919	—	—	25,924	—	25,924
Issuance of common stock upon vesting of restricted stock units ("RSUs")	13,274	13	(13)	—	—	—	—	—
Stock-based compensation	—	—	114,666	—	—	114,666	—	114,666
Other comprehensive income	—	—	—	1,015	—	1,015	—	1,015
Net income	—	—	—	—	16,802	16,802	2,349	19,151
Balance as of March 31, 2023	2,117,730	$2,117	$8,568,570	$(4,318)	$(5,842,636)	$2,723,733	$79,460	$2,803,193

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030
Issuance of common stock from the exercise of stock options	6,654	7	27,218	—	—	27,225
Issuance of common stock upon vesting of RSUs	11,748	12	(12)	—	—	—
Stock-based compensation	—	—	149,565	—	—	149,565
Other comprehensive loss	—	—	—	(1,695)	—	(1,695)
Net loss	—	—	—	—	(101,379)	(101,379)
Balance as of March 31, 2022	2,045,876	$2,046	$7,953,856	$(4,044)	$(5,587,112)	$2,364,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$19,151	$(101,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,320	4,312
Stock-based compensation	114,714	149,323
Noncash operating lease expense	10,836	10,142
Unrealized and realized (gain) loss from marketable securities, net	8,508	62,843
Other operating activities	(11,342)	(2,754)
Changes in operating assets and liabilities:
Accounts receivable, net	(628)	(65,867)
Prepaid expenses and other current assets	1,973	(4,320)
Other assets	(4,551)	2,891
Accounts payable	(39,921)	(47,404)
Accrued liabilities	4,271	(5,334)
Deferred revenue, current and noncurrent	88,673	(16,335)
Customer deposits, current and noncurrent	(2,112)	59,822
Operating lease liabilities, current and noncurrent	(10,536)	(10,388)
Other noncurrent liabilities	20	(75)
Net cash provided by operating activities	187,376	35,477
Investing activities
Purchases of property and equipment	(4,755)	(15,215)
Purchases of marketable securities	(2,310,367)	(89,500)
Proceeds from sales and redemption of marketable securities	709,459	8,247
Proceeds from sales of alternative investments	51,072	—
Net cash used in investing activities	(1,554,591)	(96,468)
Financing activities
Proceeds from the exercise of common stock options	25,924	27,225
Other financing activities	59	16
Net cash provided by financing activities	25,983	27,241
Effect of foreign exchange on cash, cash equivalents, and restricted cash	2,676	(727)
Net decrease in cash, cash equivalents, and restricted cash	(1,338,556)	(34,477)
Cash, cash equivalents, and restricted cash - beginning of period	2,627,335	2,366,914
Cash, cash equivalents, and restricted cash - end of period	$1,288,779	$2,332,437

Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,992	$659
Cash paid for interest	—	2

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
2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying condensed consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee are accounted for using the equity method of accounting. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, income (loss) from operations, net income (loss), or cash flows. The Company's fiscal year ends on December 31.
The unaudited condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023.
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
Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the identification of performance obligations in customer contracts; the valuation of deferred tax assets and uncertain tax positions; the collectability of contract consideration, including accounts receivable; the useful lives of tangible and intangible assets; the valuation of assets acquired and liabilities assumed from business combinations, including intangible assets and goodwill; and the incremental borrowing rate for operating leases. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023. There have been no significant changes to these policies during the three months ended March 31, 2023, except for the changes noted below.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of amounts invested in money market funds and available-for-sale debt securities.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2023	2022
Cash and cash equivalents	$1,264,738	$2,269,411
Restricted cash	11,946	33,804
Restricted cash, noncurrent	12,095	29,222
Total cash, cash equivalents, and restricted cash	$1,288,779	$2,332,437
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the ongoing COVID-19 pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of March 31, 2023 and December 31, 2022, the Company recorded an allowance for credit losses of $11.3 million and $10.1 million, respectively.
Debt Securities
Debt securities are primarily comprised of U.S. treasury securities. The debt securities are classified as available-for-sale at the time of purchase and are reevaluated as of each balance sheet date. The Company considers the majority of its available-for-sale debt securities as available for use in current operations and may sell these securities at any time, and therefore classifies these securities as current assets in its condensed consolidated balance sheets. Debt securities included in marketable securities on the condensed consolidated balance sheets consist of U.S. treasury securities with original maturities of greater than three months at the time of purchase, and the remaining U.S. treasury securities are included in cash and cash equivalents. Interest income on debt securities classified as available-for-sale is included in other income (expense), net on the condensed consolidated statements of operations. Non-marketable debt securities are recorded at their estimated fair value in other assets with changes in fair value recorded through accumulated other comprehensive loss, net on the condensed consolidated balance sheets.
The majority of the Company’s available-for-sale securities are recorded at fair value each reporting period using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy. The Company evaluates investments with unrealized loss positions for other than temporary impairment by assessing if they are related to deterioration in credit risk and whether it expects to recover the entire amortized cost basis of the security, the Company’s intent to sell, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized in other income (expense), net in the condensed consolidated statements of operations. Unrealized gains and non-credit related losses are reported as a separate component of accumulated other comprehensive loss, net in the condensed consolidated balance sheets until realized. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable, and marketable securities. Cash equivalents primarily consist of money market funds and U.S. treasury securities with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions, including restricted cash, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of March 31, 2023 and December 31, 2022 were $254.0 million and $258.3 million, respectively. Customer I represented 13% of total accounts receivable as of March 31, 2023 and no other customers represented more than 10% of total accounts receivable as of March 31, 2023. No customer represented more than 10% of total accounts receivable as of December 31, 2022.
For the three months ended March 31, 2023, Customer K, which is in the government operating segment, represented 10% of total revenue and no other customers represented more than 10% of total revenue for the same period. For the three months ended March 31, 2022, no customer represented 10% or more of total revenue.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of March 31, 2023 and December 31, 2022 the Company's contract liability balances were $427.9 million and $339.2 million, respectively. Revenue of $192.4 million and $187.0 million was recognized during the three months ended March 31, 2023 and 2022, respectively, that was included in the contract liability balances as of December 31, 2022 and 2021, respectively.
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
The Company’s remaining performance obligations were $936.0 million as of March 31, 2023, of which the Company expects to recognize approximately 57% as revenue over the next 12 months, 36% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$467,469	$467,469	$—	$—
U.S. treasury securities	199,304	—	199,304	—
Certificates of deposit	6,174	—	6,174	—
Restricted cash, current and noncurrent:
Certificates of deposit	14,358	—	14,358	—
Marketable securities:
U.S. treasury securities	1,623,212	—	1,623,212	—
Publicly-traded equity securities	16,585	16,585	—	—
Total	$2,327,102	$484,054	$1,843,048	$—

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,149,302	$1,149,302	$—	$—
Certificates of deposit	6,791	—	6,791	—
Restricted cash, current and noncurrent:
Certificates of deposit	18,707	—	18,707	—
Marketable securities:
Publicly-traded equity securities	35,135	35,135	—	—
Total	$1,209,935	$1,184,437	$25,498	$—
Certificates of Deposit
The Company’s certificates of deposit are Level 2 instruments. The fair value of such instruments is estimated based on valuations obtained from third-party pricing services that utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include interest rate curves, foreign exchange rates, and credit ratings.
Debt Securities
As of March 31, 2023, debt securities consisted of the following (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$1,822,231	$304	$(19)	$1,822,516
Total debt securities	$1,822,231	$304	$(19)	$1,822,516
Included in cash and cash equivalents	$199,260	$44	$—	$199,304
Included in marketable securities	$1,622,971	$260	$(19)	$1,623,212
The Company sold $694.6 million of debt securities during the three months ended March 31, 2023 and immediately reinvested such proceeds into additional debt securities. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to debt securities were recorded as of March 31, 2023. Available-for-sale debt securities of $369.8 million were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of March 31, 2023 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no credit-related impairment losses were recorded as of March 31, 2023. All of the Company’s U.S. treasury securities had contractual maturities due within one year.
As of December 31, 2022, the Company held an immaterial amount of debt securities.
Equity Securities
Equity securities primarily consist of shares held in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Additionally, we have accepted, and may continue to accept, securities as noncash compensation. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded net unrealized losses of $51.9 million and realized losses of $10.9 million within other income (expense), net on the condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, net unrealized losses from publicly-traded equity securities held at the end of each period were $8.2 million and $58.4 million, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Investments
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). During the year ended December 31, 2022, the Company purchased shares for a total investment of $124.5 million. No Investments were purchased under such Investment Agreements during the three months ended March 31, 2023.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The terms of such contracts, including contractual options, range from two to seven years and are subject to termination for cause provisions.
The Company assesses the concurrent agreements under the noncash consideration paid or payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. As currently assessed, the total value of such Strategic Commercial Contracts with Investees or associated entities was $390.3 million as of March 31, 2023, which is inclusive of $43.7 million of contractual options. The Company performs ongoing assessments of customers’ financial condition, including the consideration of such customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. As of March 31, 2023, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $200.1 million, of which $33.4 million of revenue was recognized during the three months ended March 31, 2023.
Alternative Investments
During the year ended December 31, 2021, the Company purchased $50.9 million in 100-ounce gold bars. During the three months ended March 31, 2023, the Company sold all of its gold bars for total proceeds of $51.1 million and recorded an immaterial realized gain within other income (expense), net on the condensed consolidated statements of operations.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Leasehold improvements	$81,802	$80,378
Computer equipment, software, and other	52,087	52,688
Furniture and fixtures	13,409	13,010
Construction in progress	1,344	5,506
Total property and equipment, gross	148,642	151,582
Less: accumulated depreciation and amortization	(85,527)	(82,412)
Total property and equipment, net	$63,115	$69,170
Depreciation and amortization expense related to property and equipment, net was $5.9 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued payroll and related expenses	$47,050	$43,495
Accrued taxes	50,420	41,326
Accrued other liabilities	77,055	87,894
Total accrued liabilities	$174,525	$172,715

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of March 31, 2023, the 2014 Credit Facility allows for the drawdown of up to $950.0 million to fund working capital and general corporate expenditures, which includes total revolving commitments of $500.0 million and a delayed draw term loan (“DDTL”) commitment of $450.0 million, each with a maturity date of March 31, 2027. The DDTL commitment is available to draw upon through July 1, 2023.
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
As of March 31, 2023, the Company had no outstanding debt balances and an aggregate of $950.0 million undrawn of revolving and DDTL commitments under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of March 31, 2023.
7. Commitments and Contingencies
Purchase Commitments
In December 2019, the Company entered into, and subsequently amended, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through September 30, 2029, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. As of March 31, 2023, the Company satisfied $82.3 million of its $199.0 million commitment for contract year three ending September 30, 2023.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of March 31, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $24.0 million and $28.8 million as of March 31, 2023 and December 31, 2022, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of March 31, 2023, these letters of credit and guarantees had expiration dates through August 2031.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of March 31, 2023 and December 31, 2022.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of March 31, 2023 and December 31, 2022.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders' Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
“Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company's capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of March 31, 2023.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of March 31, 2023.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,013,044	20,000,000	1,995,414
Class B Common Stock	2,700,000	103,681	2,700,000	102,656
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,117,730	22,701,005	2,099,075
9. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2023 (in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	326,913	$8.05	8.33	$272,603
Options exercised	(5,381)	4.82
Options canceled and forfeited	(847)	4.79
Balance as of March 31, 2023	320,685	$8.11	8.14	$583,293
Options vested and exercisable as of March 31, 2023	184,837	$5.92	7.30	$561,553
As of March 31, 2023, the total unrecognized stock-based compensation expense related to options outstanding was $686.5 million which is expected to be recognized over a weighted-average service period of seven years.
RSUs
The following table summarizes the RSU activity for the three months ended March 31, 2023 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
RSUs unvested and outstanding as of December 31, 2022	126,426	$10.07
RSUs granted	7,315	7.47
RSUs vested and converted to shares	(13,275)	9.77
RSUs canceled	(3,407)	10.29
RSUs unvested and outstanding as of March 31, 2023	117,059	$9.94
As of March 31, 2023, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $703.2 million, which the Company expects to recognize over a weighted-average service period of three years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$9,177	$11,677
Sales and marketing	39,535	49,272
Research and development	19,924	26,905
General and administrative	46,078	61,469
Total stock-based compensation expense	$114,714	$149,323
10. Income Taxes
The Company recorded a provision for income taxes of $1.7 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of March 31, 2023 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. There was no material change in the provision for income taxes for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company believes that it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realized. Accordingly, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of March 31, 2023.
11. Net Earnings (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net income (loss) attributable to common stockholders for diluted net earnings (loss) per share	$16,802	$(101,379)
Denominator
Weighted-average shares used in computing net earnings (loss) per share, basic	2,107,780	2,036,307
Weighted-average shares used in computing net earnings (loss) per share, diluted	2,217,439	2,036,307
Net earnings (loss) per share
Net earnings (loss) per share attributable to common stockholders, basic	$0.01	$(0.05)
Net earnings (loss) per share attributable to common stockholders, diluted	$0.01	$(0.05)

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of March 31,
	2023	2022
Options issued and outstanding	162,521	342,475
RSUs outstanding	23,006	140,793
Warrants to purchase common stock	13,042	13,042
Total	198,569	496,310
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
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
Government	$289,070	$241,790
Commercial	236,116	204,567
Total revenue	$525,186	$446,357

	Three Months Ended March 31,
	2023	2022
Contribution:
Government	$166,233	$139,810
Commercial	112,927	112,608
Total contribution	$279,160	$252,418
The reconciliation of contribution to income (loss) from operations is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Income (loss) from operations	$4,115	$(39,439)
Research and development expenses (1)	70,176	61,696
General and administrative expenses (1)	90,155	80,838
Total stock-based compensation expense	114,714	149,323
Total contribution	$279,160	$252,418
—————
(1) Excludes stock-based compensation expense.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Revenue:
United States	$336,845	64%	$272,913	61%
United Kingdom	49,579	9%	49,902	11%
Rest of world (1)	138,762	27%	123,542	28%
Total revenue	$525,186	100%	$446,357	100%
—————
(1) No other country represents 10% or more of total revenue for the three months ended March 31, 2023 or 2022.
13. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands):

	Weighted average useful life	As of March 31, 2023			As of December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.58	$10,400	$(867)	$9,533	$10,400	$(347)	$10,053
Reacquired rights	6.58	17,619	(1,048)	16,571	17,619	(420)	17,199
Backlog	1.58	6,700	(1,396)	5,304	6,700	(558)	6,142
Other	1.02	4,224	(2,502)	1,722	5,717	(3,572)	2,145
Total intangible assets		$38,943	$(5,813)	$33,130	$40,436	$(4,897)	$35,539
Amortization expense of intangible assets was not material for the three months ended March 31, 2023 or 2022.
As of March 31, 2023, expected amortization expense for the unamortized finite-lived intangible assets is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2023	$7,228
2024	7,844
2025	4,597
2026	4,597
2027	4,250
Thereafter	4,614
Total	$33,130

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
•our expectations regarding macroeconomic conditions, including rising inflation and interest rates, monetary policy changes, or financial services sector instability;
•the impacts of the ongoing coronavirus (“COVID-19”) pandemic and the ongoing Russia-Ukraine conflict, including on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate;

•the impacts of the volatility and fluctuations in currency exchange rates, including an increase in the strength of the United States (“U.S.”) dollar, on the costs of our products outside of the United States and on customer demand; and
•the increased expenses associated with being a public company.
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
We are in the process of developing and releasing components of our newest offering, the Artificial Intelligence Platform (“AIP”). AIP is designed for customers across the commercial and government sectors, enabling them to derive value from recent breakthroughs in artificial intelligence via the combination of our existing software platforms with large language models (“LLMs”). We believe AIP uniquely allows users to connect LLMs with their data and operations to facilitate decision-making within the legal, ethical, and security constraints that they require.
While our focus in the short term remains on making our software platforms available to increasingly broad swaths of the market, we are also working to identify additional component parts and products embedded within those platforms that have potential as commercial offerings on their own.
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
For the three months ended March 31, 2023, we generated $525.2 million in revenue, reflecting an 18% growth rate from the three months ended March 31, 2022, when we generated $446.4 million in revenue.
In the three months ended March 31, 2023, we generated income from operations of $4.1 million, or adjusted income from operations of $125.1 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended March 31, 2022, we incurred losses from operations of $39.4 million, or generated adjusted income from operations of $117.4 million when excluding stock-based compensation and related employer payroll taxes.

In the three months ended March 31, 2023, our gross profit was $417.5 million, reflecting a gross margin of 80%, or 81% when excluding stock-based compensation. In the three months ended March 31, 2022, our gross profit was $352.0 million, reflecting a gross margin of 79%, or 81% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin when excluding stock-based compensation; as well as reconciliations from income (loss) from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended March 31, 2023, we had 391 customers, including companies in various commercial sectors and government agencies around the world. During the period ended March 31, 2022, we had 277 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended March 31, 2023 was $50.9 million, which grew 14% from an average of $44.6 million in revenue from the top twenty customers during the trailing twelve months ended March 31, 2022, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We enter into initial pilots with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the three months ended March 31, 2023, 55% of our revenue came from government customers and 45% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the three months ended March 31, 2023, we generated 64% of our revenue from customers in the United States and the remaining 36% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended March 31, 2023 was $1.2 billion, which grew 28% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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

Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the ongoing COVID-19 pandemic, the impact of the ongoing Russia-Ukraine conflict, rising inflation and interest rates, monetary policy changes, financial services sector instability, and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the impact of macroeconomic trends on our business.
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
Our contracts with customers are primarily denominated in U.S. dollars. As a result, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)) has had and could in the future have an unfavorable impact on our revenues from certain non-U.S. customers; however, that impact for the three months ended March 31, 2023 was not material to our financial position or results of operations. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar.
Customer Impacts
Current macroeconomic conditions may also adversely impact our customers’ business, particularly our early- and growth-stage customers. Relationships with early- or growth-stage customers carry inherent risks because, among other things, such customers may be unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them in the current macroeconomic environment, which has impacted, and may continue to impact, our expected revenue and collections. As a result, current macroeconomic conditions have impacted, and may continue to impact, our ability to realize the full value of our commercial contracts with such early- or growth-stage customers. For additional information, see Note 4. Investments and Fair Value Measurements in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Contribution margin, both across our business and segments, is intended to capture how much we have earned from customers after accounting for the costs associated with deploying and operating our software, as well as any sales and marketing expenses involved in acquiring and expanding our partnerships with those customers, including allocated overhead. We exclude stock-based compensation as it is a noncash expense.
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
For more information about contribution margin, including the limitations of this measure, and a reconciliation to income (loss) from operations, see the section titled “Non-GAAP Reconciliations” below.
Non-GAAP Reconciliations
We use the non-GAAP measures contribution margin; gross profit and gross margin, excluding stock-based compensation; and adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes, to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. We exclude stock-based compensation, which is a noncash expense, from these non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Additionally, we exclude employer payroll taxes related to stock-based compensation as it is difficult to predict and outside of our control.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Income (loss) from operations	$4,115	$(39,439)
Add:
Research and development expenses (1)	70,176	61,696
General and administrative expenses (1)	90,155	80,838
Total stock-based compensation expense	114,714	149,323
Total contribution	$279,160	$252,418
Contribution margin	53%	57%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Gross profit	$417,541	$351,954
Add: stock-based compensation	9,177	11,677
Gross profit, excluding stock-based compensation	$426,718	$363,631
Gross margin, excluding stock-based compensation	81%	81%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Income (loss) from operations	$4,115	$(39,439)
Add: stock-based compensation	114,714	149,323
Add: employer payroll taxes related to stock-based compensation	6,285	7,506
Adjusted income from operations	$125,114	$117,390
Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to access our software in our hosted environment along with ongoing operating and maintenance (“O&M”) services (“Palantir Cloud”), software subscriptions in our customers’ environments with ongoing O&M services (“On-Premises Software”), and professional services.
Palantir Cloud
Our Palantir Cloud subscriptions grant customers the right to access the software functionality in a hosted environment controlled by Palantir and are sold together with stand-ready O&M services, as further described below. We agree to provide continuous access to the hosted software throughout the contract term. Revenue associated with Palantir Cloud subscriptions is generally recognized over the contract term on a ratable basis, which is consistent with the transfer of control of the Palantir services to the customer.

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
Cost of Revenue
Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as field-service representatives, third-party cloud hosting services, travel costs, allocated overhead, and other direct costs.
We expect that cost of revenue will increase in absolute dollars as our revenue grows and will vary from period to period as a percentage of revenue.
Sales and Marketing
Our sales and marketing efforts span all stages of our sales cycle, including personnel involved with sales functions, and executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, and benefits for our sales force and personnel involved in sales functions executing on pilots and customer growth activities; as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, travel costs, and allocated overhead. Sales and marketing costs are generally expensed as incurred.
We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business, sales force, and enhancing our brand awareness.
Research and Development
Our research and development efforts are aimed at continuing to develop and refine our platforms, including adding new platforms, features and modules, increasing their functionality, and enhancing the usability of our platforms. Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine our platforms, internal use third-party cloud hosting services and other IT-related costs, travel costs, and allocated overhead. Research and development costs are expensed as incurred.
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
We expect that general and administrative expenses will increase in absolute dollars as we enhance our systems, processes, and controls to support the growth in our business as well as our continuing compliance and reporting requirements as a public company.
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, U.S. treasury securities, and restricted cash balances.

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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents our joint venture partners’ proportionate share of the results of operations of the respective joint venture.
Segments
We have two operating segments, commercial and government, which were determined based on the manner in which the chief operating decision maker, who is our chief executive officer, manages our operations for purposes of allocating resources and evaluating performance. Various factors, including our organizational and management reporting structure and customer type, were considered in determining these operating segments.
Our operating segments are described below:
•Commercial: This segment primarily serves customers working in non-government industries.
•Government: This segment primarily serves customers that are U.S. government and non-U.S. government agencies.
Segment profitability is evaluated based on contribution and contribution margin. Contribution is segment revenue less the related costs of revenue and sales and marketing expenses, excluding stock-based compensation expense. Contribution margin is contribution divided by revenue. To the extent costs of revenue or sales and marketing expenses are not directly attributable to a particular segment, they are allocated based upon headcount at each operating segment during the period. We use it, in part, to evaluate the performance of, and allocate resources to, each of our operating segments, which excludes certain operating expenses that are not allocated to operating segments because they are separately managed at the consolidated corporate level. These unallocated costs include stock-based compensation expense, research and development costs, and general and administrative costs, such as legal and accounting costs.

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$525,186	$446,357
Cost of revenue	107,645	94,403
Gross profit	417,541	351,954
Operating expenses:
Sales and marketing	187,093	160,485
Research and development	90,100	88,601
General and administrative	136,233	142,307
Total operating expenses	413,426	391,393
Income (loss) from operations	4,115	(39,439)
Interest income	20,853	547
Interest expense	(1,275)	(594)
Other income (expense), net	(2,861)	(59,870)
Income (loss) before provision for income taxes	20,832	(99,356)
Provision for income taxes	1,681	2,023
Net income (loss)	19,151	(101,379)
Less: Net income attributable to noncontrolling interests	2,349	—
Net income (loss) attributable to common stockholders	$16,802	$(101,379)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	20	21
Gross margin	80	79
Operating expenses:
Sales and marketing	36	36
Research and development	17	20
General and administrative	26	32
Total operating expenses	79	88
Income (loss) from operations	1	(9)
Interest income	4	—
Interest expense	—	—
Other income (expense), net	(1)	(13)
Income (loss) before provision for income taxes	4	(22)
Provision for income taxes	—	1
Net income (loss)	4%	(23)%
Less: Net income attributable to noncontrolling interests	1	—
Net income (loss) attributable to common stockholders	3%	(23)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenue:
Government	$289,070	$241,790	$47,280	20%
Commercial	236,116	204,567	31,549	15%
Total revenue	$525,186	$446,357	$78,829	18%
Revenue increased by $78.8 million, or 18%, for the three months ended March 31, 2023 compared to the same period in 2022. Revenue from government customers increased by $47.3 million, or 20%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily from customers in the United States. Revenue from U.S. government customers was $229.8 million for the three months ended March 31, 2023 compared to $188.1 million for the same period in 2022. Of the increase, $46.2 million was from government customers existing as of December 31, 2022. Revenue from commercial customers increased by $31.5 million, or 15%, for the three months ended March 31, 2023 compared to the same period in 2022. Of the increase, $22.3 million was from existing customers as of December 31, 2022, which includes an offsetting decrease of $5.8 million of revenue from Strategic Commercial Contracts. For additional information, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Cost of revenue	$107,645	$94,403	$13,242	14%
Gross profit	417,541	351,954	65,587	19%
Gross margin	80%	79%	1%
Cost of revenue for the three months ended March 31, 2023 increased by $13.2 million, or 14%, compared to the same period in 2022. The increase was primarily due to increases of $4.4 million in payroll and other payroll-related costs driven by an increase in headcount attributable to our cost of revenue function, and $4.7 million in hardware and $3.5 million for field service representatives mainly related to new projects. These increases were partially offset by a decrease of $2.7 million in stock-based compensation expense and related expenses. For additional information, see the section titled “Stock-Based Compensation” below.
Our gross margin for the three months ended March 31, 2023 increased from 79% for the same period in 2022 to 80% as a result of revenue growth outpacing costs of revenue. The primary cause of this growth rate variation was the decrease in stock-based compensation expense and related expenses in cost of revenue relative to total expense growth as compared to the prior year.
Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Sales and marketing	$187,093	$160,485	$26,608	17%
Research and development	90,100	88,601	1,499	2%
General and administrative	136,233	142,307	(6,074)	(4)%
Total operating expenses	$413,426	$391,393	$22,033	6%
Sales and Marketing
Sales and marketing expenses increased by $26.6 million, or 17%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to increases of $26.8 million in payroll and other payroll-related costs driven by an increase in headcount attributable to our sales and marketing function and $10.5 million in travel and office-related costs. These increases were partially offset by decreases of $10.1 million in stock-based compensation expense and related expenses and $3.5 million in marketing costs. For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $1.5 million, or 2%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to increases of $4.2 million in third-party cloud hosting services, other IT costs, and office-related expenses and $4.1 million in payroll and other payroll-related costs primarily driven by an increase in headcount attributable to our research and development function. This increase was partially offset by a decrease of $7.5 million in stock-based compensation expense and related expenses. For additional information, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses decreased by $6.1 million, or 4%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease of $15.6 million in stock-based compensation expense and related expenses. For additional information, see the section titled “Stock-Based Compensation” below. The decrease was partially offset by an increase of $8.6 million in payroll and other payroll-related costs driven by an increase in headcount attributable to our general and administrative functions.
Stock-Based Compensation

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Cost of revenue	$9,177	$11,677	$(2,500)	(21)%
Sales and marketing	39,535	49,272	(9,737)	(20)%
Research and development	19,924	26,905	(6,981)	(26)%
General and administrative	46,078	61,469	(15,391)	(25)%
Total stock-based compensation expense	$114,714	$149,323	$(34,609)	(23)%
Stock-based compensation expenses decreased by $34.6 million, or 23%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was driven by lower expense under the accelerated attribution method for restricted stock units (“RSUs”) granted prior to September 30, 2020, the date of our direct listing, during the three months ended March 31, 2023 compared to the same period in 2022, as well as lower expense due to options becoming fully vested and the cancellation of options and RSUs.
Interest Income

	Three Months Ended March 31,		Change
	2023	2022	Amount
Interest income	$20,853	$547	$20,306
Interest income increased by $20.3 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in U.S. interest rates on interest earned from our cash, cash equivalents, and restricted cash; and new investments in U.S. treasury securities.
Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount
Interest expense	$(1,275)	$(594)	$(681)
Interest expense increased by $0.7 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the amortization of upfront debt issuance costs.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	Amount
Other income (expense), net	$(2,861)	$(59,870)	$57,009
Other income (expense), net changed by $57.0 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to net decrease in losses from our shares held in publicly-traded equity securities.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount
Provision for income taxes	$1,681	$2,023	$(342)
There was no material change in the provision for income taxes for the three months ended March 31, 2023 compared to the same period in 2022.
Liquidity and Capital Resources
We generated positive cash flow from operations for the three months ended March 31, 2023. We had cash and cash equivalents and short-term U.S. treasury securities totaling $2.9 billion available as of March 31, 2023. We believe that cash flows generated from operations, cash, cash equivalents, marketable securities, available funds and access to financing sources, including our credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We have historically generated significant losses from our operations as reflected in our condensed consolidated balance sheets and we expect cash flow from operations may fluctuate for the foreseeable future. Historically, we have financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers.
As of March 31, 2023, our accumulated deficit balance was $5.8 billion, and our principal sources of liquidity were cash and cash equivalents and short-term U.S. treasury securities totaling $2.9 billion.
As of March 31, 2023, we had no outstanding debt balances and additional available and undrawn revolving and delayed draw term loan (“DDTL”) commitments of $950.0 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including, but not limited to, the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$187,376	$35,477
Investing activities	(1,554,591)	(96,468)
Financing activities	25,983	27,241
Effect of foreign exchange on cash, cash equivalents, and restricted cash	2,676	(727)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,338,556)	$(34,477)

Operating Activities
Net cash provided by operating activities was $187.4 million and $35.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by timing of the receipt of payments from our customers, and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $1.6 billion and $96.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used by investing activities was primarily due to purchases of marketable securities, primarily comprised of U.S. treasury securities, offset by proceeds from sales and redemptions of marketable securities.
Financing Activities
Net cash provided by financing activities was $26.0 million and $27.2 million for the three months ended March 31, 2023 and 2022, respectively, each of which primarily consisted of proceeds from the exercise of common stock options.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities, and non-cancelable purchase commitments related to third-party cloud hosting services. For additional information, refer to Note 7. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as already disclosed in Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2022. See our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2023, for additional information regarding the Company’s contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023, except as described in Note 2. Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, if any, refer to Note 2. Significant Accounting Policies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in the value of our investments, interest rates, foreign currency exchange, and inflation.
Market Risk
As of March 31, 2023, we had outstanding shares of publicly-traded equity securities valued at $16.6 million. We have sold, and may continue to sell, some or all of our existing equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities may fluctuate depending on the financial outcome and prospects of the investees, as well as global market conditions including recent and ongoing volatility related to the impacts of the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict, rising interest rates, and financial services sector instability. Additionally, investing in, or holding securities of, early- or growth- stage companies carries inherent risks because, among other things, the technologies or products that are being developed by these companies are typically in the early phases and may never materialize or they may not achieve their growth or other business objectives, and they have and may continue to experience a decline in financial condition or file for bankruptcy, which could result in a loss of all or a substantial part of our equity holdings in these companies. We record gains or losses as the fair value of these investments change and as we sell them. We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices and declines in financial conditions of applicable investees, and as such gains and losses are realized. For the three months ended March 31, 2023, net unrealized losses related to publicly-traded equity securities held at the end of such period of $8.2 million were recorded in other income (expense), net on our condensed consolidated statements of operations. We do not currently anticipate entering into new Investment Agreements, as defined in Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, to purchase, or commit to purchase, securities of special purpose acquisition companies. However, we have and may continue to accept securities as compensation or invest in securities, which may contribute to additional volatility to our condensed consolidated statements of operations.
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and available-for-sale debt securities consist of cash, certificates of deposit, money market funds, and U.S. treasury securities. Our primary investment policy and strategies are focused on the preservation of capital and supporting our liquidity requirements; however, to a lesser extent we have made and may continue to make investments in early- and growth-stage companies, as disclosed in Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other European countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in JPY, the Euro, and GBP. We have experienced, and may continue to experience, fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain assets and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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
•issues raised by the use of artificial intelligence (“AI”) in our platforms may result in reputational harm or liability;
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
Prior to the fourth quarter of 2022, we had incurred net losses in each period since our inception. We may not achieve or maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. In addition, while we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model often requires us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them, which may result in no or minimal future revenue. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we have currently estimated. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to maintain or increase profitability in the future or achieve our profitability targets could adversely affect our business, financial condition, and results of operations.
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
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms, and there is no guarantee that we will be able to convert customers from these short-term pilot deployments to full revenue-generating contracts. In addition, we have grown and may continue to grow our direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions, rising inflation and interest rates, monetary policy changes, financial services sector instability, or foreign currency fluctuations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 17% and 18% of our revenue for the years ended December 31, 2022 and 2021, respectively, and 20% and 17% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Our top three customers by revenue, for the three months ended March 31, 2023, have been with us for an average of seven years as of March 31, 2023. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.

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
As of December 31, 2022, the total remaining deal value, as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023, was $3.7 billion. Of our total remaining deal value, as of December 31, 2022, $2.0 billion was the remaining deal value of our contracts with commercial customers and $1.7 billion was the remaining deal value of our contracts with government customers.
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
•the amount and timing of operating expenses related to the development, maintenance, and expansion of our business and operations;
•the timing and effectiveness of new sales and marketing initiatives;
•changes in our pricing policies or those of our competitors;
•the timing and success of new platforms, products, features, and functionality introduced by us or our competitors;
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
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions and regional instability, rising inflation and interest rates, monetary policy changes, financial services sector instability, or foreign currency fluctuations.
In addition, many of our contracts contain termination for convenience provisions, and we may be obligated to repay prepaid amounts or otherwise not realize anticipated future revenue should we fail to provide future services as anticipated. These factors make it difficult for us to accurately predict financial metrics for any particular period.

The variability and unpredictability of our quarterly results of operations, cash flows, or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly lawsuits. We and certain of our officers and directors were recently sued in purported class action lawsuits and derivative lawsuits, which could result in substantial costs and a diversion of our management’s attention and resources. For additional information see Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new platforms or product modules, will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,850 full-time employees as of March 31, 2023, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
We have grown, and may continue to grow, our direct sales force and our sales efforts have historically depended on the significant direct involvement of our senior management team, including Mr. Karp. The successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new U.S. and non-U.S. markets will depend, among other things, on our ability to successfully build and expand our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.

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
We have in the past changed, and we expect that in the future we may change, our pricing models, including as a result of competition, global economic conditions, general reductions in our customers’ spending levels, pricing studies, or changes in how our platforms are broadly consumed. Similarly, as we introduce new platforms, products, and services, or as a result of the evolution of our existing platforms, products, and services, we may have difficulty determining the appropriate price structure for our products and services, or customers may request or demand different pricing structures. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our platforms and services to larger organizations, these larger organizations may demand different pricing structures or substantial price concessions. As we expand access to our products to increasingly broad swaths of the market, our pricing model and product and service offerings for such customers have been, and will continue to be, tailored to be attractive for such customers. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.
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
We have entered into and may continue to enter into, in limited circumstances, unique contractual, pricing, and payment arrangements with our customers, including some that may be outside of our typical scope of business, including arrangements relating to the receipt of noncash compensation. Our ability to sell or transfer, convert to cash, or realize value from, any noncash compensation we have received, or may receive in the future, in a timely manner or at all, may be limited by, among other things, applicable securities law and regulations, and global market and macroeconomic conditions, which could adversely impact our business, financial condition, cash flows, and results of operations.
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
In addition, new, innovative start-up companies and larger companies that are making significant investments in research and development may introduce products that have greater performance or functionality, are easier to implement or use, incorporate technological advances that we have not yet developed, or implemented or may invent similar or superior platforms and technologies that compete with our platforms, such as platforms, products or services that incorporate AI. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
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
We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer and reseller relationships), platform partnerships, and strategic alliances as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to unexpected liabilities, they may conflict with our increased sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in January 2021, we entered into a channel sales relationship with International Business Machines Corporation (“IBM”), pursuant to which IBM is supplying a new product leveraging certain components of Foundry integrated with IBM’s Cloud Pak for Data. In addition, in November 2019, we created a jointly controlled entity in Japan with SOMPO Holdings, Inc., in which we subsequently obtained a controlling interest in November 2022. For more information see Note 14. Business Combinations in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023. We also created a jointly-owned entity in South Korea with HD Hyundai Co. Ltd. in December 2022 in which we have a controlling interest. We believe these arrangements offer our business strategic operational advantages within the Japanese and Korean markets, but they also limit our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in the Japanese and Korean markets or related industry verticals, which in turn limits our opportunities for growth in Japan and Korea and, depending on the success of each respective entity, may negatively impact our results. Additionally, in 2016, we entered into a partnership with Airbus S.A.S. (“Airbus”) that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus.
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
While the ongoing COVID-19 pandemic and the ongoing Russia-Ukraine conflict have provided certain new opportunities for our business to expand, they have also created many negative headwinds that present risks to our business and results of operations. The ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions have generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of widespread supply chain disruptions, increases in the prices of many goods and services, uncertainty in the financial markets or financial services sector, or other harm to their business and financial results. Challenging macroeconomic conditions could decrease information technology budgets for our customers and prospective customers; adversely affect demand for our platform and services; cause one or more of our customers or partners to file for bankruptcy protection or go out of business; cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us; cause delayed purchasing decisions, longer sales cycles, extended or alternative payment terms or delayed payments; impact our ability to attract new customers on similar contractual terms or at all, or retain and expand our relationships with existing customers; and result in postponed or canceled projects, all of which would negatively impact our business, financial condition, and results of operations, including sales and cash flows. For example, some of our early-stage Investee (as defined below) customers recently filed for bankruptcy and we may not realize the full value of our commercial contracts with such customers as a result. It is not possible at this time to estimate the full impact that the COVID-19 pandemic, Russia-Ukraine conflict, and related challenging macroeconomic conditions will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. We cannot guarantee that it will not be materially negative.

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

Moreover, to the extent the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions adversely affect our business, financial condition, and results of operations, these events, alone or in combination, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to maintaining company culture, our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, and generate sufficient cash flow to service our indebtedness, volatility in the trading price of our Class A common stock, and our ability to comply with the covenants in the agreements that govern our indebtedness.
If the market for our platforms and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions, rising inflation and interest rates, monetary policy changes, or financial services sector instability), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.
We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.
We plan to continue to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, automotive, airlines and aerospace, consumer packaged goods, insurance, retail, transportation, shipping and logistics, energy, mining, and other emerging industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

In the future, we may not be able to secure the financing necessary to operate and grow our business as planned, or to make acquisitions.
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. During April 2021, we fully repaid the outstanding term loans in an aggregate principal amount of $200.0 million and mutually agreed with the lenders and other applicable parties under our revolving credit facility to amend our credit facility to, among other things, increase the commitments under the revolving credit facility by $200.0 million, for total revolving commitments of $400.0 million. In March 2022, our revolving credit facility was further amended to, among other things, extend the maturity date of the revolving loan facility and increase the commitments under the revolving credit facility by $100.0 million, and in July 2022, our revolving credit facility was further amended to, among other things, provide a new incremental DDTL commitment in an aggregate principal amount of $450.0 million, upon the terms and conditions set forth in the credit agreement, as amended, with new and existing lenders. The DDTL commitment is available to draw upon through July 1, 2023 and any drawn amounts will mature on March 31, 2027. The existing revolving credit facility, as amended, matures in March 2027. The DDTL commitment together with our existing revolving commitments under our credit facility, as amended, provides for total commitments of up to $950.0 million, all of which are undrawn as of the date of this Quarterly Report on Form 10-Q. Any interest or facility payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances, proceeds from option exercises, and payments received from our customers. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Additionally, there has recently been a tightening of the credit markets and rising interest rates, as well as instability in the financial services sector, which have negatively impacted the capital raising environment. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:
•develop new platforms, products, features, capabilities, and enhancements;
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of March 31, 2023, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of March 31, 2023, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and is payable quarterly or more or less frequently in certain circumstances.
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
We have made and may continue to make strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase, or commit to purchase, shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”); however, we do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies. However, we have accepted, and may continue to accept, securities as noncash compensation.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). As of March 31, 2023, the terms of such Strategic Commercial Contracts, including contractual options, range from two to seven years and are subject to termination for cause provisions. The total value of such Strategic Commercial Contracts as of March 31, 2023 was $390.3 million, inclusive of $43.7 million of contractual options. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. As a result of these assessments, the above $390.3 million of total value of Strategic Commercial Contracts excludes an aggregate of $102.4 million of the value of certain contracts when compared to the amounts as of December 31, 2022. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers recently filed for bankruptcy, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of March 31, 2023, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $200.1 million, of which $33.4 million was recognized by us during the three months ended March 31, 2023.
Our ability to sell or transfer, or realize value from our Investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the SEC pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our Investments may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer our Investments. In addition, our Investments are speculative in nature and may be volatile or decline in value or be entirely lost. We have realized, and may continue to realize, losses related to these equity securities, which could have a negative impact on our future financial position, results of operations, earnings per share, and cash flows.
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
Issues raised by the use of AI (including machine learning) in our platforms may result in reputational harm or liability.
AI is enabled by or integrated into some of our technology platforms and is a significant and growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, including under new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), and brand or reputational harm.
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges. Our technologies and business practices are designed to mitigate many of these risks. For example, our platforms include data governance tools and machine learning modeling tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
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
Because we offer very complex technology platforms, undetected errors, defects, failures, or bugs have occurred and may in the future occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. Errors, failures, defects, and bugs have affected the performance of our platforms and can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms, allegations of unsatisfactory performance, or real or perceived errors, defects, or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, cause us to issue credits or refunds, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.
Real or perceived errors, failures, or bugs in our platforms and services, or dissatisfaction with our services and outcomes, could result in customer terminations and/or claims by customers for losses sustained by them. In such an event, we may be required, or we have chosen, or in the future may choose, for customer relations or other reasons, to expend additional resources in order to help correct any such errors, failures, or bugs. Although we have limitation of liability provisions in our standard software licensing and service agreement terms and conditions, these provisions may not be enforceable in some circumstances, may vary in levels of protection across our agreements, or may not fully or effectively protect us from such claims and related liabilities and costs. We generally provide a warranty for our software products and services and an SLA for our performance of software operations. In the event that there is a failure of warranties in such agreements, we are generally obligated to correct the product or service to conform to the warranty provision, or, if we are unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). In the event of a violation of an SLA, some customers may be entitled to seek a refund of a portion of the applicable monthly fee, with such portion determined by the magnitude of SLA violation, subject to a cap of a portion of total monthly fees, as applicable. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.
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
•the Virginia Consumer Data Protection Act, which was enacted in March 2021 and became effective on January 1, 2023;
•the Colorado Privacy Act, which was enacted in June 2021, and will become effective on July 1, 2023;
•the Utah Consumer Privacy Act, which was enacted in March 2022, and will become effective December 31, 2023;
•Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring, which was enacted in May 2022 and most of which will become effective July 1, 2023; and
•Iowa’s Act Relating to Consumer Data Protection, which was enacted in March 2023 and will become effective January 1, 2025.
We cannot yet fully assess the impact of the State Privacy Laws and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
Additionally, post-Brexit updates to United Kingdom (“U.K.”) data protection laws and regulations, while largely conforming to EU GDPR standards paving the way for a 2021 European Commission adequacy determination for export of personal data from the European Economic Area to the U.K., may change over time as the U.K. and its regulator, the Information Commissioner’s Office, continue to examine its global market standing. Modifications in the standards for valid data transfer to the U.S. from the U.K., the EU, Switzerland, and other countries using standard contractual clauses or similar mechanisms may further require us to change our product and business practices, as well as to update client agreements in ways that introduce additional costs to our business.
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The EU has proposed certain legislation that, if adopted, could impose onerous obligations related to the use of AI-related systems. If such legislation, or similar regulations in other jurisdictions, is enacted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and has directed EU member states to implement legislation enacting Pillar Two by December 31, 2023. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may materially adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.
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
•ability to achieve or maintain one or more government certifications, including, but not limited to, our existing FedRAMP, IL2, IL4, IL5, and IL6 authorizations;
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
•announcements by us or our competitors of new platforms, products, services or capabilities;
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of March 31, 2023, approximately 6.2 million options will expire through December 2023 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of March 31, 2023, there were 2,013,043,925 shares of our Class A common stock outstanding, 103,680,894 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of March 31, 2023, there were outstanding options to purchase an aggregate of 131,038,441 shares of our Class A common stock and 189,646,518 shares of our Class B common stock, and 71,234,336 shares of our Class A common stock and 45,825,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule

144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
Although we currently are not considered to be a “controlled company” under the New York Stock Exchange (“NYSE”) corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among our Founders and their affiliates.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 27.1% of the voting power of our outstanding capital stock in the aggregate as of May 1, 2023.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of May 1, 2023. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,117,729,819 shares of our common stock outstanding as of March 31, 2023. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of March 31, 2023, our Founders were 55, 55, and 40 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, our multi-class governance structure may make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track such indices would not invest in our stock. For example, from 2017 until recently, Standard & Poor’s did not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. These policies may depress our valuation compared to those of other similar companies that do not have multi-class governance structures.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. Over the past year, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including rising inflation and interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, and lower or no growth.

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
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, JPY and GBP. We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. However, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies and we may also hold monetary assets and liabilities in currencies other than the respective subsidiaries’ functional currency. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally.
During 2022, the U.S. dollar strengthened compared to other currencies, which increased and has the potential to increase in the future the real cost of our platforms to our customers outside of the United States, which could reduce demand for our platforms and adversely affect our financial condition and results of operations. Continued increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenues being lower, result in increased expenses for our non-U.S. operations, or otherwise impact our financial condition and results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

PALANTIR TECHNOLOGIES INC.

Date: May 8, 2023	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2023	By:	/s/ Heather Planishek
Heather Planishek
Chief Accounting Officer
(Principal Accounting Officer)