Form 10-Q
period 2023-06-30
Palantir Technologies Inc.
filed 2023-08-08
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 2,047,249,237 shares of the registrant’s Class A common stock outstanding, 103,571,141 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,055,923	$2,598,540
Marketable securities	2,047,329	35,135
Accounts receivable, net	375,756	258,346
Prepaid expenses and other current assets	97,906	149,556
Total current assets	3,576,914	3,041,577
Property and equipment, net	54,097	69,170
Operating lease right-of-use assets	199,661	200,240
Other assets	149,592	150,252
Total assets	$3,980,264	$3,461,239
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,613	$44,788
Accrued liabilities	184,617	172,715
Deferred revenue	260,335	183,350
Customer deposits	183,964	141,989
Operating lease liabilities	51,855	45,099
Total current liabilities	685,384	587,941
Deferred revenue, noncurrent	50,408	9,965
Customer deposits, noncurrent	3,099	3,936
Operating lease liabilities, noncurrent	194,134	204,305
Other noncurrent liabilities	12,101	12,655
Total liabilities	945,126	818,802
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of June 30, 2023 and December 31, 2022; 2,045,404 and 1,995,414 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; 2,700,000 Class B shares authorized as of June 30, 2023 and December 31, 2022; 103,571 and 102,656 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of June 30, 2023 and December 31, 2022	2,149	2,099
Additional paid-in capital	8,773,043	8,427,998
Accumulated other comprehensive loss, net	(5,209)	(5,333)
Accumulated deficit	(5,814,509)	(5,859,438)
Total stockholders’ equity	2,955,474	2,565,326
Noncontrolling interests	79,664	77,111
Total equity	3,035,138	2,642,437
Total liabilities and equity	$3,980,264	$3,461,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$533,317	$473,010	$1,058,503	$919,367
Cost of revenue	106,899	102,224	214,544	196,627
Gross profit	426,418	370,786	843,959	722,740
Operating expenses:
Sales and marketing	184,163	168,875	371,256	329,360
Research and development	99,533	88,171	189,633	176,772
General and administrative	132,648	155,485	268,881	297,792
Total operating expenses	416,344	412,531	829,770	803,924
Income (loss) from operations	10,074	(41,745)	14,189	(81,184)
Interest income	30,310	1,472	51,163	2,019
Interest expense	(1,317)	(670)	(2,592)	(1,264)
Other income (expense), net	(9,024)	(135,798)	(11,885)	(195,668)
Income (loss) before provision for income taxes	30,043	(176,741)	50,875	(276,097)
Provision for income taxes	2,171	2,588	3,852	4,611
Net income (loss)	27,872	(179,329)	47,023	(280,708)
Less: Net income (loss) attributable to noncontrolling interests	(255)	—	2,094	—
Net income (loss) attributable to common stockholders	$28,127	$(179,329)	$44,929	$(280,708)
Net earnings (loss) per share attributable to common stockholders, basic	$0.01	$(0.09)	$0.02	$(0.14)
Net earnings (loss) per share attributable to common stockholders, diluted	$0.01	$(0.09)	$0.02	$(0.14)
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, basic	2,131,224	2,054,799	2,119,567	2,045,604
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, diluted	2,278,155	2,054,799	2,252,205	2,045,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$27,872	$(179,329)	$47,023	$(280,708)
Other comprehensive income (loss)
Foreign currency translation adjustments	166	(2,630)	896	(4,325)
Net unrealized loss on available-for-sale securities	(1,057)	—	(772)	—
Comprehensive income (loss)	26,981	(181,959)	47,147	(285,033)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(255)	—	2,094	—
Comprehensive income (loss) attributable to common stockholders	$27,236	$(181,959)	$45,053	$(285,033)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2023	2,117,730	$2,117	$8,568,570	$(4,318)	$(5,842,636)	$2,723,733	$79,460	$2,803,193
Issuance of common stock from the exercise of stock options	19,062	19	90,330	—	—	90,349	—	90,349
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	13,188	13	(13)	—	—	—	—	—
Stock-based compensation	—	—	114,156	—	—	114,156	—	114,156
Other comprehensive loss	—	—	—	(891)	—	(891)	—	(891)
Other, net	—	—	—	—	—	—	459	459
Net income	—	—	—	—	28,127	28,127	(255)	27,872
Balance as of June 30, 2023	2,149,980	$2,149	$8,773,043	$(5,209)	$(5,814,509)	$2,955,474	$79,664	$3,035,138

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	24,443	24	116,249	—	—	116,273	—	116,273
Issuance of common stock upon vesting of RSUs	26,462	26	(26)	—	—	—	—	—
Stock-based compensation	—	—	228,822	—	—	228,822	—	228,822
Other comprehensive income	—	—	—	124	—	124	—	124
Other, net	—	—	—	—	—	—	459	459
Net income	—	—	—	—	44,929	44,929	2,094	47,023
Balance as of June 30, 2023	2,149,980	$2,149	$8,773,043	$(5,209)	$(5,814,509)	$2,955,474	$79,664	$3,035,138

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

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$47,023	$(280,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,719	9,207
Stock-based compensation	228,915	295,092
Noncash operating lease expense	22,724	20,246
Unrealized and realized (gain) loss from marketable securities, net	11,078	201,341
Noncash consideration	(20,166)	(4,600)
Other operating activities	(17,817)	(623)
Changes in operating assets and liabilities:
Accounts receivable, net	(113,663)	(75,739)
Prepaid expenses and other current assets	1,091	(34,820)
Other assets	(3,485)	8,087
Accounts payable	(39,057)	(19,985)
Accrued liabilities	13,780	28,850
Deferred revenue, current and noncurrent	115,868	(11,681)
Customer deposits, current and noncurrent	40,144	(19,314)
Operating lease liabilities, current and noncurrent	(25,603)	(17,331)
Other noncurrent liabilities	17	(114)
Net cash provided by operating activities	277,568	97,908
Investing activities
Purchases of property and equipment	(8,689)	(20,673)
Purchases of marketable securities	(2,936,939)	(89,500)
Proceeds from sales and redemption of marketable securities	948,866	19,009
Proceeds from sales of alternative investments	51,072	—
Net cash used in investing activities	(1,945,690)	(91,164)
Financing activities
Proceeds from the exercise of common stock options	116,273	47,541
Other financing activities	394	307
Net cash provided by financing activities	116,667	47,848
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(1,855)	(6,341)
Net decrease in cash, cash equivalents, and restricted cash	(1,553,310)	48,251
Cash, cash equivalents, and restricted cash - beginning of period	2,627,335	2,366,914
Cash, cash equivalents, and restricted cash - end of period	$1,074,025	$2,415,165
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
Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the identification of performance obligations in customer contracts; the valuation of deferred tax assets and uncertain tax positions; the collectability of contract consideration, including accounts receivable; the useful lives of intangible assets; and the valuation of assets acquired and liabilities assumed from business combinations, including intangible assets and goodwill. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023. There have been no significant changes to these policies during the six months ended June 30, 2023, except for the changes noted below.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2023	2022
Cash and cash equivalents	$1,055,923	$2,358,393
Restricted cash included in prepaid expenses and other current assets	5,999	28,125
Restricted cash included in other assets	12,103	28,647
Total cash, cash equivalents, and restricted cash	$1,074,025	$2,415,165
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, including the COVID-19 pandemic, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of June 30, 2023 and December 31, 2022, the Company recorded an allowance for credit losses of $9.6 million and $10.1 million, respectively.
Debt Securities
Debt securities are primarily comprised of U.S. treasury securities. The debt securities are classified as available-for-sale at the time of purchase and are reevaluated as of each balance sheet date. The Company considers the majority of its available-for-sale debt securities as available for use in current operations and may sell these securities at any time, and therefore classifies these securities as current assets in its condensed consolidated balance sheets. Debt securities included in marketable securities on the condensed consolidated balance sheets consist of U.S. treasury securities with original maturities of greater than three months at the time of purchase, and the remaining U.S. treasury securities are included in cash and cash equivalents. Interest income on debt securities is included in other income (expense), net on the condensed consolidated statements of operations.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of June 30, 2023 and December 31, 2022 were

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
$375.8 million and $258.3 million, respectively. Customer I represented 19% of total accounts receivable as of June 30, 2023 and no other customer represented more than 10% of total accounts receivable as of June 30, 2023. No customer represented more than 10% of total accounts receivable as of December 31, 2022.
For the three and six months ended June 30, 2023, Customer K, which is in the government operating segment, represented 10% of total revenue. No other customer represented more than 10% of total revenue for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, no customer represented more than 10% of total revenue.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2023 and December 31, 2022, the Company's contract liability balances were $497.8 million and $339.2 million, respectively. Revenue of $270.2 million and $299.2 million was recognized during the six months ended June 30, 2023 and 2022, respectively, that was included in the contract liability balances as of December 31, 2022 and 2021, respectively.
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
The Company’s remaining performance obligations were $967.6 million as of June 30, 2023, of which the Company expects to recognize approximately 58% as revenue over the next 12 months, 36% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$625,336	$625,336	$—	$—
Certificates of deposit	938	—	938	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	10,378	—	10,378	—
Marketable securities:
U.S. treasury securities	2,030,815	—	2,030,815	—
Publicly-traded equity securities	16,514	16,514	—	—
Total	$2,683,981	$641,850	$2,042,131	$—

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,149,302	$1,149,302	$—	$—
Certificates of deposit	6,791	—	6,791	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	18,707	—	18,707	—
Marketable securities:
Publicly-traded equity securities	35,135	35,135	—	—
Total	$1,209,935	$1,184,437	$25,498	$—
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
Debt Securities
As of June 30, 2023, debt securities consisted of the following (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities included in marketable securities	$2,031,587	$145	$(917)	$2,030,815
Total debt securities	$2,031,587	$145	$(917)	$2,030,815
The Company did not sell any debt securities during the three months ended June 30, 2023. The Company sold $694.6 million of debt securities during the six months ended June 30, 2023 and immediately reinvested such proceeds into additional debt securities. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to debt securities were recorded as of June 30, 2023. As of June 30, 2023, available-for-sale debt securities of $1.1 billion were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of June 30, 2023 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no credit-related impairment losses were recorded as of June 30, 2023. All of the Company’s U.S. treasury securities had contractual maturities due within one year.
As of December 31, 2022, the Company held an immaterial amount of debt securities.
Equity Securities
Equity securities primarily consist of shares held in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded net unrealized losses of $122.8 million and $174.7 million, respectively, and realized losses of $15.7 million and $26.6 million, respectively, within other income (expense), net on the condensed consolidated statements of operations. For the three months ended June 30, 2023 and 2022, net unrealized losses from publicly-traded equity securities held at the end of each period were $0.6 million and $134.4 million, respectively. For the six months ended June 30, 2023 and 2022, net unrealized losses from publicly-traded equity securities held at the end of each period were $7.0 million and $189.5 million, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Investments
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). During the year ended December 31, 2022, the Company purchased shares for a total investment of $124.5 million. No Investments were purchased under such Investment Agreements during the six months ended June 30, 2023.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The terms of such contracts, including contractual options, range from two to seven years and are subject to termination for cause provisions.
The Company assesses the concurrent agreements under the noncash consideration paid or payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. As currently assessed, the total value of such Strategic Commercial Contracts with Investees or associated entities was $395.4 million as of June 30, 2023, which is inclusive of $43.7 million of contractual options. The Company performs ongoing assessments of customers’ financial condition, including the consideration of such customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. As of June 30, 2023, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $219.4 million, of which $19.4 million and $52.8 million of revenue was recognized during the three and six months ended June 30, 2023, respectively.
Alternative Investments
During the year ended December 31, 2021, the Company purchased $50.9 million in 100-ounce gold bars. During the six months ended June 30, 2023, the Company sold all of its gold bars for total proceeds of $51.1 million and recorded an immaterial realized gain within other income (expense), net on the condensed consolidated statements of operations.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Leasehold improvements	$83,074	$80,378
Computer equipment, software, and other	46,713	52,688
Furniture and fixtures	13,823	13,010
Construction in progress	918	5,506
Total property and equipment, gross	144,528	151,582
Less: accumulated depreciation and amortization	(90,431)	(82,412)
Total property and equipment, net	$54,097	$69,170
Depreciation and amortization expense related to property and equipment, net was $6.0 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively, and $11.9 million and $8.4 million for the six months ended June 30, 2023 and 2022, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued payroll and related expenses	$68,052	$43,495
Accrued taxes	39,257	41,326
Accrued other liabilities	77,308	87,894
Total accrued liabilities	$184,617	$172,715
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of June 30, 2023, the 2014 Credit Facility allowed for the drawdown of up to $950.0 million to fund working capital and general corporate expenditures, which includes total revolving commitments of $500.0 million and a delayed draw term loan (“DDTL”) commitment of $450.0 million, each with a maturity date of March 31, 2027. The DDTL commitment was available to draw upon through July 1, 2023, on which date it expired undrawn.
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
As of June 30, 2023, the Company had no outstanding debt balances and an aggregate of $950.0 million undrawn of revolving and DDTL commitments under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of June 30, 2023.
7. Commitments and Contingencies
Purchase Commitments
In December 2019, the Company entered into, and subsequently amended, a minimum annual commitment to purchase cloud hosting services of at least $1.49 billion over six contract years, with an optional carryover period through September 30, 2029, in exchange for various discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a return payment. If the difference is greater than $30.0 million for each of the first three contract years or $50.0 million for each of the contract years thereafter (“relief amounts”), the Company has the option to pay the respective relief amount for that year for services to be utilized in the future and the excess amount of the difference above the relief amount would be added to the minimum annual commitment of the following year through the end of the contract. As of June 30, 2023, the Company satisfied $124.2 million of its $199.0 million commitment for contract year three ending September 30, 2023.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

As of June 30, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $18.1 million and $28.8 million as of June 30, 2023 and December 31, 2022, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of June 30, 2023, these letters of credit and guarantees had expiration dates through August 2031.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of June 30, 2023 and December 31, 2022.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of June 30, 2023 and December 31, 2022.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders' Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company's capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of June 30, 2023.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of June 30, 2023.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,045,404	20,000,000	1,995,414
Class B Common Stock	2,700,000	103,571	2,700,000	102,656
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,149,980	22,701,005	2,099,075
9. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2023 (in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	326,913	$8.05	8.33	$272,603
Options exercised	(24,443)	4.76
Options canceled and forfeited	(1,336)	4.99
Balance as of June 30, 2023	301,134	$8.33	8.01	$2,108,191
Options vested and exercisable as of June 30, 2023	172,000	$6.18	7.21	$1,573,350
As of June 30, 2023, the total unrecognized stock-based compensation expense related to options outstanding was $654.8 million, which is expected to be recognized over a weighted-average service period of seven years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs
The following table summarizes the RSU activity for the six months ended June 30, 2023 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
RSUs unvested and outstanding as of December 31, 2022	126,426	$10.07
RSUs granted	11,634	7.75
RSUs vested and converted to shares	(26,462)	9.57
RSUs canceled	(5,491)	10.66
RSUs unvested and outstanding as of June 30, 2023	106,107	$9.85
As of June 30, 2023, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $624.7 million, which the Company expects to recognize over a weighted-average service period of three years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$8,004	$11,211	$17,181	$22,888
Sales and marketing	38,131	49,405	77,666	98,677
Research and development	23,192	24,978	43,116	51,883
General and administrative	44,874	60,175	90,952	121,644
Total stock-based compensation expense	$114,201	$145,769	$228,915	$295,092
10. Income Taxes
The Company recorded a provision for income taxes of $2.2 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively, and a provision for income taxes of $3.9 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of June 30, 2023 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. There was no material change in the provision for income taxes for the three and six months ended June 30, 2023 compared to the same periods in 2022.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company believes that it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realized. Accordingly, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of June 30, 2023.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Net Earnings (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income (loss) attributable to common stockholders for diluted net earnings (loss) per share	$28,127	$(179,329)	$44,929	$(280,708)
Denominator
Weighted-average shares used in computing net earnings (loss) per share:
Basic	2,131,224	2,054,799	2,119,567	2,045,604
Effect of dilutive shares	146,931	—	132,638	—
Diluted	2,278,155	2,054,799	2,252,205	2,045,604
Net earnings (loss) per share
Net earnings (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.09)	$0.02	$(0.14)
Diluted	$0.01	$(0.09)	$0.02	$(0.14)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options issued and outstanding	162,000	336,576	162,000	336,576
RSUs outstanding	11,840	134,761	16,535	134,761
Warrants to purchase common stock	13,042	13,042	13,042	13,042
Total	186,882	484,379	191,577	484,379
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Government	$301,505	$262,998	$590,575	$504,788
Commercial	231,812	210,012	467,928	414,579
Total revenue	$533,317	$473,010	$1,058,503	$919,367

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contribution:
Government	$174,230	$153,642	$340,463	$293,452
Commercial	114,160	108,885	227,087	221,493
Total contribution	$288,390	$262,527	$567,550	$514,945
The reconciliation of contribution to income (loss) from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from operations	$10,074	$(41,745)	$14,189	$(81,184)
Research and development expenses (1)	76,341	63,193	146,517	124,889
General and administrative expenses (1)	87,774	95,310	177,929	176,148
Total stock-based compensation expense	114,201	145,769	228,915	295,092
Total contribution	$288,390	$262,527	$567,550	$514,945
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$328,012	62%	$290,223	61%	$664,857	63%	$563,136	61%
United Kingdom	63,229	12%	52,140	11%	112,808	11%	102,042	11%
Rest of world (1)	142,076	26%	130,647	28%	280,838	26%	254,189	28%
Total revenue	$533,317	100%	$473,010	100%	$1,058,503	100%	$919,367	100%
—————
(1) No other country represents 10% or more of total revenue for the three and six months ended June 30, 2023 or 2022.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands):

	Weighted average useful life	As of June 30, 2023			As of December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.33	$10,400	$(1,387)	$9,013	$10,400	$(347)	$10,053
Reacquired rights	6.33	17,618	(1,678)	15,941	17,619	(420)	17,199
Backlog	1.33	6,700	(2,233)	4,467	6,700	(558)	6,142
Other	0.77	4,225	(2,924)	1,300	5,717	(3,572)	2,145
Total intangible assets		$38,943	$(8,222)	$30,721	$40,436	$(4,897)	$35,539
Amortization expense of intangible assets was not material for the three and six months ended June 30, 2023 or 2022.
As of June 30, 2023, expected amortization expense for the unamortized finite-lived intangible assets is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2023	$4,819
2024	7,844
2025	4,597
2026	4,597
2027	4,250
Thereafter	4,614
Total	$30,721
14. Subsequent Events
In August 2023, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the Share Repurchase Program will be determined by Palantir’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations.

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
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, data protection, cybersecurity, and artificial intelligence (“AI”);
•our expectations regarding new and evolving markets, such as AI;
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
•our expectations regarding the amount, timing and manner of any stock repurchases;
•our expectations regarding our multi-class stock and governance structure and the benefits thereof;
•our expectations regarding macroeconomic conditions, including rising inflation and interest rates, monetary policy changes, or financial services sector instability;
•the impacts of the coronavirus (“COVID-19”) pandemic and the ongoing Russia-Ukraine conflict, including on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate;

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
For the three months ended June 30, 2023, we generated $533.3 million in revenue, reflecting a 13% growth rate from the three months ended June 30, 2022 when we generated $473.0 million in revenue. For the six months ended June 30, 2023, we generated $1.1 billion in revenue, reflecting a 15% growth rate from the six months ended June 30, 2022 when we generated $919.4 million in revenue.
In the three months ended June 30, 2023, we generated income from operations of $10.1 million, or adjusted income from operations of $135.0 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended June 30, 2022, we incurred losses from operations of $41.7 million, or generated adjusted income from operations of $107.8 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30,

2023, we generated income from operations of $14.2 million, or adjusted income from operations of $260.1 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2022, we incurred losses from operations of $81.2 million, or generated adjusted income from operations of $225.2 million when excluding stock-based compensation and related employer payroll taxes.
In the three months ended June 30, 2023, our gross profit was $426.4 million, reflecting a gross margin of 80%, or 81% when excluding stock-based compensation. In the three months ended June 30, 2022, our gross profit was $370.8 million, reflecting a gross margin of 78%, or 81% when excluding stock-based compensation. In the six months ended June 30, 2023, our gross profit was $844.0 million, reflecting a gross margin of 80%, or 81% when excluding stock-based compensation. In the six months ended June 30, 2022, our gross profit was $722.7 million, reflecting a gross margin of 79%, or 81% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income (loss) from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended June 30, 2023, we had 421 customers, including companies in various commercial sectors and government agencies around the world. During the period ended June 30, 2022, we had 304 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended June 30, 2023 was $52.6 million, which grew 15% from an average of $45.8 million in revenue from the top twenty customers during the trailing twelve months ended June 30, 2022, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We enter into initial pilots with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the six months ended June 30, 2023, 56% of our revenue came from government customers and 44% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the six months ended June 30, 2023, we generated 63% of our revenue from customers in the United States and the remaining 37% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended June 30, 2023 was $1.3 billion, which grew 21% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the impact of the ongoing Russia-Ukraine conflict, rising inflation and interest rates, monetary policy changes, financial services sector instability, and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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
Russia-Ukraine Conflict
We continue to closely monitor the impact of the ongoing Russia-Ukraine conflict and its global impacts on our business. While the conflict is still evolving and the outcome remains highly uncertain, we do not expect that the Russian invasion will have a material impact on our business and results of operations. We do not currently have office locations in Russia and none of our revenues came from sales to entities headquartered in Russia. In June 2022, our Chief Executive Officer, Alexander Karp, met with the President of Ukraine and other senior officials to discuss opening an office in Ukraine and providing ongoing support. In 2023, we announced partnerships with Ukraine to support its defense and reconstruction efforts and investigations of potential war crimes, among other activities. Our current operations related to Ukraine are not material to our financial position or results of operations. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.
Foreign Currency Exchange Rates
Exchange rates are subject to significant and rapid fluctuations due to a number of factors, including interest rate changes and political and economic uncertainty which may adversely affect our results of operations or financial position.
Our contracts with customers are primarily denominated in U.S. dollars. As a result, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)) has had and could in the future have an unfavorable impact on our revenues from certain non-U.S. customers; however, that impact for the six months ended June 30, 2023 was not material to our financial position or results of operations. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar.

Customer Impacts
Current macroeconomic conditions have impacted, and may continue to adversely impact, our customers’ businesses, particularly our early- and growth-stage customers. Relationships with early- or growth-stage customers carry inherent risks because, among other things, such customers may be unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them in the current macroeconomic environment, which has impacted, and may continue to impact, our expected revenue and collections. As a result, current macroeconomic conditions have impacted, and may continue to impact, our ability to realize the full value of our commercial contracts with such early- or growth-stage customers. For additional information, see Note 4. Investments and Fair Value Measurements in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Contribution Margin
The following table provides a reconciliation of contribution margin for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from operations	$10,074	$(41,745)	$14,189	$(81,184)
Add:
Research and development expenses (1)	76,341	63,193	146,517	124,889
General and administrative expenses (1)	87,774	95,310	177,929	176,148
Total stock-based compensation expense	114,201	145,769	228,915	295,092
Total contribution	$288,390	$262,527	$567,550	$514,945
Contribution margin	54%	56%	54%	56%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit	$426,418	$370,786	$843,959	$722,740
Add: stock-based compensation	8,004	11,211	17,181	22,888
Gross profit, excluding stock-based compensation	$434,422	$381,997	$861,140	$745,628
Gross margin, excluding stock-based compensation	81%	81%	81%	81%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from operations	$10,074	$(41,745)	$14,189	$(81,184)
Add: stock-based compensation	114,201	145,769	228,915	295,092
Add: employer payroll taxes related to stock-based compensation	10,760	3,825	17,045	11,331
Adjusted income from operations	$135,035	$107,849	$260,149	$225,239

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
We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business, in our sales force, and in enhancing our brand awareness.
Research and Development
Our research and development efforts are aimed at continuing to develop and refine our platforms, including adding new platforms, features, and modules, increasing their functionality, and enhancing the usability of our platforms. Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine our platforms, internal use of third-party cloud hosting services and other IT-related costs, travel costs, and allocated overhead. Research and development costs are expensed as incurred.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency exchange gains and losses, realized and unrealized losses from equity securities, and our share of income and losses from our equity method investments.
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$533,317	$473,010	$1,058,503	$919,367
Cost of revenue	106,899	102,224	214,544	196,627
Gross profit	426,418	370,786	843,959	722,740
Operating expenses:
Sales and marketing	184,163	168,875	371,256	329,360
Research and development	99,533	88,171	189,633	176,772
General and administrative	132,648	155,485	268,881	297,792
Total operating expenses	416,344	412,531	829,770	803,924
Income (loss) from operations	10,074	(41,745)	14,189	(81,184)
Interest income	30,310	1,472	51,163	2,019
Interest expense	(1,317)	(670)	(2,592)	(1,264)
Other income (expense), net	(9,024)	(135,798)	(11,885)	(195,668)
Income (loss) before provision for income taxes	30,043	(176,741)	50,875	(276,097)
Provision for income taxes	2,171	2,588	3,852	4,611
Net income (loss)	27,872	(179,329)	47,023	(280,708)
Less: Net income (loss) attributable to noncontrolling interests	(255)	—	2,094	—
Net income (loss) attributable to common stockholders	$28,127	$(179,329)	$44,929	$(280,708)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	20	22	20	21
Gross margin	80	78	80	79
Operating expenses:
Sales and marketing	34	36	35	36
Research and development	19	18	18	19
General and administrative	25	33	26	33
Total operating expenses	78	87	79	88
Income (loss) from operations	2	(9)	1	(9)
Interest income	6	—	5	—
Interest expense	—	—	—	—
Other income (expense), net	(2)	(28)	(1)	(21)
Income (loss) before provision for income taxes	6	(37)	5	(30)
Provision for income taxes	1	1	1	1
Net income (loss)	5	(38)	4	(31)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common stockholders	5%	(38)%	4%	(31)%
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Revenue:
Government	$301,505	$262,998	$38,507	15%	$590,575	$504,788	$85,787	17%
Commercial	231,812	210,012	21,800	10%	467,928	414,579	53,349	13%
Total revenue	$533,317	$473,010	$60,307	13%	$1,058,503	$919,367	$139,136	15%
Revenue increased by $60.3 million, or 13%, for the three months ended June 30, 2023 compared to the same period in 2022. Revenue from government customers increased by $38.5 million, or 15%, for the three months ended June 30, 2023 compared to the same period in 2022. Of the increase, $31.8 million was from government customers existing as of December 31, 2022. Revenue from U.S. government customers was $225.0 million for the three months ended June 30, 2023 compared to $204.6 million for the same period in 2022. Revenue from commercial customers increased by $21.8 million, or 10%, for the three months ended June 30, 2023 compared to the same period in 2022. Of the increase, $8.8 million was from existing customers as of December 31, 2022, which includes an offsetting decrease of $12.0 million of revenue from Strategic Commercial Contracts.
Revenue increased by $139.1 million, or 15%, for the six months ended June 30, 2023 compared to the same period in 2022. Revenue from government customers increased by $85.8 million, or 17%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily from customers in the United States. Of the increase, $78.0 million was from government customers existing as of December 31, 2022. Revenue from U.S. government customers was $454.8 million for the six months ended June 30, 2023 compared to $392.7 million for the same period in 2022. Revenue from commercial customers increased by $53.3 million, or 13%, for the six months ended June 30, 2023 compared to the same period in 2022. Of the increase, $31.1 million was from existing customers as of December 31, 2022, which includes an offsetting decrease of $17.8 million of revenue from Strategic Commercial Contracts.

Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Cost of revenue	$106,899	$102,224	$4,675	5%	$214,544	$196,627	$17,917	9%
Gross profit	426,418	370,786	55,632	15%	843,959	722,740	121,219	17%
Gross margin	80%	78%	2%		80%	79%	1%
Cost of revenue for the three months ended June 30, 2023 increased by $4.7 million, or 5%, compared to the same period in 2022. The increase was primarily due to increases of $4.7 million in field service representatives mainly related to new projects and $2.5 million in payroll and other payroll-related costs driven by increased headcount attributable to our cost of revenue function. These increases were partially offset by a decrease of $2.7 million in stock-based compensation expense and related expenses.
Our gross margin for the three months ended June 30, 2023 increased from 78% for the same period in 2022 to 80% as a result of revenue growth outpacing costs of revenue. The primary cause of this growth rate variation was the decrease in stock-based compensation expense in costs of revenue relative to total expense growth as compared to the prior year.
Cost of revenue for the six months ended June 30, 2023 increased by $17.9 million, or 9%, compared to the same period in 2022. The increase was primarily due to increases of $8.2 million in field service representatives mainly related to new projects, $6.9 million in payroll and other payroll-related costs driven by increased headcount attributable to our cost of revenue function, and $6.7 million in hardware and other direct costs. These increases were partially offset by a decrease of $5.4 million in stock-based compensation expense and related expenses.
Our gross margin for the six months ended June 30, 2023 increased from 79% for the same period in 2022 to 80% as a result of revenue growth outpacing costs of revenue. The primary cause of this growth rate variation was the decrease in stock-based compensation expense in costs of revenue relative to total expense growth as compared to the prior year.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Sales and marketing	$184,163	$168,875	$15,288	9%	$371,256	$329,360	$41,896	13%
Research and development	99,533	88,171	11,362	13%	189,633	176,772	12,861	7%
General and administrative	132,648	155,485	(22,837)	(15)%	268,881	297,792	(28,911)	(10)%
Total operating expenses	$416,344	$412,531	$3,813	1%	$829,770	$803,924	$25,846	3%
Sales and Marketing
Sales and marketing expenses increased by $15.3 million, or 9%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increases of $21.5 million in payroll and other payroll-related costs and $7.0 million in travel and office-related costs driven by increased headcount attributable to our sales and marketing function. These increases were partially offset by decreases of $7.7 million in stock-based compensation expense and related expenses and $7.0 million in marketing costs.
Sales and marketing expenses increased by $41.9 million, or 13%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increases of $48.6 million in payroll and other payroll-related costs and $17.6 million in travel and office-related costs driven by increased headcount attributable to our sales and marketing function.

These increases were partially offset by decreases of $17.8 million in stock-based compensation expense and related expenses and $10.5 million in marketing costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $11.4 million, or 13%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increases of $6.9 million in payroll and other payroll-related costs driven by increased headcount attributable to our research and development function and $5.0 million in third-party cloud hosting services, other IT costs, and office-related expenses.
Research and development expenses increased by $12.9 million, or 7%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increases of $9.4 million in payroll and other payroll-related costs and $5.2 million in office-related costs driven by increased headcount attributable to our research and development function, as well as $4.6 million in third-party cloud hosting services and other IT costs. These increases were partially offset by a decrease of $7.2 million in stock-based compensation expense and related expenses.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses decreased by $22.8 million, or 15%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to decreases of $14.4 million in stock-based compensation expense and related expenses and $10.6 million in professional service fees. These decreases were partially offset by an increase of $5.4 million in payroll and other payroll-related costs driven by increased headcount attributable to our general and administrative functions.
General and administrative expenses decreased by $28.9 million, or 10%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to decreases of $30.0 million in stock-based compensation expense and related expenses and $16.1 million in professional service fees. These decreases were partially offset by an increase of $13.9 million in payroll and other payroll-related costs driven by increased headcount attributable to our general and administrative functions.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Cost of revenue	$8,004	$11,211	$(3,207)	(29)%	$17,181	$22,888	$(5,707)	(25)%
Sales and marketing	38,131	49,405	(11,274)	(23)%	77,666	98,677	(21,011)	(21)%
Research and development	23,192	24,978	(1,786)	(7)%	43,116	51,883	(8,767)	(17)%
General and administrative	44,874	60,175	(15,301)	(25)%	90,952	121,644	(30,692)	(25)%
Total stock-based compensation expense	$114,201	$145,769	$(31,568)	(22)%	$228,915	$295,092	$(66,177)	(22)%
Stock-based compensation expenses decreased by $31.6 million and $66.2 million, or 22%, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The decreases were driven by lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date of our direct listing, during the three and six months ended June 30, 2023 compared to the same periods in 2022, as well as lower expense due to options becoming fully vested and the cancellation of options and RSUs.

Interest Income

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022	Amount	2023	2022	Amount
Interest income	$30,310	$1,472	$28,838	$51,163	$2,019	$49,144
Interest income increased by $28.8 million and $49.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher U.S. interest rates and an increase in our interest-bearing cash, cash equivalents, and short-term U.S. treasury securities.
Interest Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022	Amount	2023	2022	Amount
Interest expense	$(1,317)	$(670)	$(647)	$(2,592)	$(1,264)	$(1,328)
Interest expense increased by $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to the amortization of upfront debt issuance costs.
Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022	Amount	2023	2022	Amount
Other income (expense), net	$(9,024)	$(135,798)	$126,774	$(11,885)	$(195,668)	$183,783
Other income (expense), net changed by $126.8 million and $183.8 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to the net decrease in losses from our shares held in equity securities.
Provision for Income Taxes

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022	Amount	2023	2022	Amount
Provision for income taxes	$2,171	$2,588	$(417)	$3,852	$4,611	$(759)
There was no material change in the provision for income taxes for the three and six months ended June 30, 2023 compared to the same periods in 2022.
Liquidity and Capital Resources
We generated positive cash flow from operations for the six months ended June 30, 2023. We had cash and cash equivalents and short-term U.S. treasury securities totaling $3.1 billion available as of June 30, 2023. We believe that cash flows generated from operations, cash, cash equivalents, marketable securities, available funds, and access to financing sources, including our credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We have historically generated significant losses from our operations as reflected in our condensed consolidated balance sheets and we expect cash flows from operations may fluctuate for the foreseeable future. Historically, we have financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers.
As of June 30, 2023, our accumulated deficit balance was $5.8 billion, and our principal sources of liquidity were cash and cash equivalents and short-term U.S. treasury securities totaling $3.1 billion.
As of June 30, 2023, we had no outstanding debt balances and additional available and undrawn revolving and delayed draw term loan (“DDTL”) commitments of $950 million under our credit facility. The DDTL commitment expired undrawn as of

July 1, 2023. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$277,568	$97,908
Investing activities	(1,945,690)	(91,164)
Financing activities	116,667	47,848
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(1,855)	(6,341)
Net increase in cash, cash equivalents, and restricted cash	$(1,553,310)	$48,251
Operating Activities
Net cash provided by operating activities was $277.6 million and $97.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by timing of the receipt of payments from our customers and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $1.9 billion and $91.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used in investing activities was primarily due to purchases of marketable securities, primarily comprised of U.S. treasury securities, offset by proceeds from sales and redemptions of marketable securities.
Financing Activities
Net cash provided by financing activities was $116.7 million and $47.8 million for the six months ended June 30, 2023 and 2022, respectively, each of which primarily consisted of proceeds from the exercise of common stock options.
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
Market Risk
As of June 30, 2023, we had outstanding shares of publicly-traded equity securities valued at $16.5 million. We have sold, and may continue to sell, some or all of our existing equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities may fluctuate depending on the financial outcome and prospects of the investees, as well as global market conditions including recent and ongoing volatility related to the impacts of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, rising interest rates, and financial services sector instability. Additionally, investing in, or holding securities of, early- or growth-stage companies carries inherent risks because, among other things, the technologies or products that are being developed by these companies are typically in the early phases and may never materialize or they may not achieve their growth or other business objectives, and they have and may continue to experience a decline in financial condition or file for bankruptcy, which could result in a loss of all or a substantial part of our equity holdings in these companies. We record gains or losses as the fair value of these investments change and as we sell them. We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices and declines in financial conditions of applicable investees, and as such gains and losses are realized. During the six months ended June 30, 2023, net unrealized losses related to publicly-traded equity securities held at the end of such period of $7.0 million were recorded in other income (expense), net on our condensed consolidated statements of operations. We do not currently anticipate entering into new Investment Agreements, as defined in Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, to purchase, or commit to purchase, securities of special purpose acquisition companies. However, we have and may continue to accept securities as consideration or invest in securities, which may contribute to additional volatility to our condensed consolidated statements of operations.
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and available-for-sale debt securities consist of cash, U.S. treasury securities, certificates of deposit, and money market funds. Our primary investment policy and strategies are focused on the preservation of capital and supporting our liquidity requirements; however, to a lesser extent we have made and may continue to make investments in early- and growth-stage companies, as disclosed in Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other European countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in JPY, the Euro, and GBP. We have experienced, and may continue to experience, fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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
•breach of the systems of any third parties upon which we rely, our customers’ systems, locations, or environments, or our internal systems or unauthorized access to data;
•the COVID-19 pandemic, ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions may adversely affect our business and operations;
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
•there are no guarantees that our Share Repurchase Program (as defined below) will result in increased shareholder value; and
•the multi-class structure of our common stock, the Founder Voting Trust Agreement and the Founder Voting Agreement concentrate voting power with certain stockholders, in particular, Stephen Cohen, Alexander Karp, and Peter Thiel (our “Founders”) and their affiliates.
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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions, rising inflation and interest rates, monetary policy changes, financial services sector instability, or foreign currency fluctuations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 17% and 18% of our revenue for the years ended December 31, 2022 and 2021, respectively, and 20% and 16% of our revenue for the six months ended June 30, 2023 and 2022, respectively. Our top three customers by revenue, for the six months ended June 30, 2023, have been with us for an average of seven years as of June 30, 2023. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
•the amount and timing of our stock-based compensation expenses
•the amount and timing of employer payroll taxes related to stock-based compensation resulting from increases in our stock price;
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
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions and regional instability, rising inflation and interest rates, monetary policy changes, financial services sector instability, or foreign currency fluctuations.

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
Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new platforms or product modules, such as our Artificial Intelligence Platform (“AIP”), will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.
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
•reluctance of customers to purchase products incorporating generative AI; and
•reluctance of customers to purchase products incorporating open source software.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,734 full-time employees as of June 30, 2023, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
In order to successfully scale our unique sales model, we intend to increase the size of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers while preserving the cultural and mission-oriented elements of our company. If we do not hire a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our unique sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we have invested, and may need to continue investing, significant resources in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.
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
We have in the past changed, and we expect that in the future we may change, our pricing models, including as a result of competition, global economic conditions, general reductions in our customers’ spending levels, pricing studies, or changes in how our platforms are broadly consumed. Similarly, as we introduce new platforms, products, and services, such as AIP, or as a result of the evolution of our existing platforms, products, and services, we may have difficulty determining the appropriate price structure for our products and services, or customers may request or demand different pricing structures. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our platforms and services to larger organizations, these larger organizations may demand different pricing structures or substantial price concessions. As we expand access to our products to increasingly broad swaths of the market, our pricing model and product and service offerings for such customers have been, and will continue to be, tailored to be attractive for such customers. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.
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
We have entered into and may continue to enter into, in limited circumstances, unique contractual, pricing, and payment arrangements with our customers, including some that may be outside of our typical scope of business, including arrangements relating to the receipt of noncash consideration. Our ability to sell or transfer, convert to cash, or realize value from, any noncash consideration we have received, or may receive in the future, in a timely manner or at all, may be limited by, among other things, applicable securities law and regulations, and global market and macroeconomic conditions, which could adversely impact our business, financial condition, cash flows, and results of operations.
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
In addition, new, innovative start-up companies and larger companies that are making significant investments in research and development may introduce products that have greater performance or functionality, are easier to implement or use, incorporate technological advances that we have not yet developed, or implemented or may invent similar or superior platforms and technologies that compete with our platforms, such as platforms, products, or services that incorporate AI. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
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
The global COVID-19 pandemic, ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions may adversely affect our business and operations, and the duration and extent to which these factors may impact our future business, financial condition, and results of operations remain uncertain.
While the COVID-19 pandemic and the ongoing Russia-Ukraine conflict have provided certain new opportunities for our business to expand, they have also created many negative headwinds that present risks to our business and results of operations. The COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions have generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of widespread supply chain disruptions, increases in the prices of many goods and services, uncertainty in the financial markets or financial services sector, or other harm to their business and financial results. Challenging macroeconomic conditions could decrease information technology budgets for our customers and prospective customers; adversely affect demand for our platform and services; cause one or more of our customers or partners to file for bankruptcy protection or go out of business; cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us; cause delayed purchasing decisions, longer sales cycles, extended or alternative payment terms or delayed payments; impact our ability to attract new customers on similar contractual terms or at all, or retain and expand our relationships with existing customers; and result in postponed or canceled projects, all of which would negatively impact our business, financial condition, and results of operations, including sales and cash flows. For example, some of our early-stage Investee (as defined below) customers recently filed for bankruptcy and we may not realize the full value of our commercial contracts with such customers as a result. It is not possible at this time to estimate the full impact that the COVID-19 pandemic, Russia-Ukraine conflict, and related challenging macroeconomic conditions will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. We cannot guarantee that it will not be materially negative.
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
Moreover, to the extent the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and related challenging macroeconomic conditions adversely affect our business, financial condition, and results of operations, these events, alone or in combination, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to maintaining company culture, our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, and generate sufficient cash flow to service our indebtedness, volatility in the trading price of our Class A common stock, and our ability to comply with the covenants in the agreements that govern our indebtedness.
If the market for our platforms and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions, rising inflation and interest rates, monetary policy changes, or financial services sector instability), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.
We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.
We plan to continue to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, automotive, airlines and aerospace, consumer packaged goods, insurance, retail, transportation, shipping and logistics, energy, mining, and other emerging industries. We have also increased our focus on new technologies, such as AI. Entering new verticals, expanding in the verticals in which we are already operating, and expanding our offerings will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals and technologies, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets, industries, and technologies. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

In the future, we may not be able to secure the financing necessary to operate and grow our business as planned, or to make acquisitions.
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. During April 2021, we fully repaid the outstanding term loans in an aggregate principal amount of $200.0 million and mutually agreed with the lenders and other applicable parties under our revolving credit facility to amend our credit facility to, among other things, increase the commitments under the revolving credit facility by $200.0 million, for total revolving commitments of $400.0 million. In March 2022, our revolving credit facility was further amended to, among other things, extend the maturity date of the revolving loan facility and increase the commitments under the revolving credit facility by $100.0 million, and in July 2022, our revolving credit facility was further amended to, among other things, provide a new incremental DDTL commitment in an aggregate principal amount of $450.0 million, upon the terms and conditions set forth in the credit agreement, as amended, with new and existing lenders. The DDTL commitment was available to draw upon through July 1, 2023, on which date it expired undrawn. The existing revolving credit facility, as amended, matures in March 2027 and provides for total commitments of up to $500.0 million, all of which are undrawn as of the date of this Quarterly Report on Form 10-Q. Any interest or facility payments are due and payable quarterly or more or less frequently in certain circumstances. Additional equity or debt financing may not be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances, proceeds from option exercises, and payments received from our customers. Although we currently anticipate that our existing cash, cash equivalents, and U.S. treasury securities will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Additionally, there has recently been a tightening of the credit markets and rising interest rates, as well as instability in the financial services sector, which have negatively impacted the capital raising environment. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of June 30, 2023, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of June 30, 2023, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which exposes us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and is payable quarterly or more or less frequently in certain circumstances.
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
We have made and may continue to make strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase, or commit to purchase, shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”); however, we do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies. However, we have accepted, and may continue to accept, securities as noncash consideration.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). As of June 30, 2023, the terms of such Strategic Commercial Contracts, including contractual options, range from two to seven years and are subject to termination for cause provisions. The total value of such Strategic Commercial Contracts as of June 30, 2023 was $395.4 million, inclusive of $43.7 million of contractual options. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers recently filed for bankruptcy, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of June 30, 2023, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $219.4 million, of which $52.8 million was recognized by us during the six months ended June 30, 2023.
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
Risks Related to Intellectual Property, Information Technology, Data Privacy, and Security
If any of the systems of any third parties upon which we rely, our customers’ systems, locations or environments, or our internal systems, are breached or if unauthorized access to customer, third-party, or our data is otherwise obtained, public perception of our platforms and O&M services may be harmed, and we may lose business and incur losses or liabilities.
Our success depends in part on our ability to provide effective data security protection in connection with our technology platforms and services, and we rely on information technology networks and systems to securely store, transmit, index, and otherwise process electronic information. Because our platforms and services are used by our customers to store, transmit, index, or otherwise process and analyze large data sets that often contain proprietary, confidential, and/or sensitive information (including in some instances personal or identifying information, personal health information, government classified information, and other information subject to regulatory or statutory control or requirements), our software is perceived as an attractive target for attacks by computer hackers or others seeking unauthorized access, and our software faces threats of unintended exposure, exfiltration, alteration, deletion, loss, or unavailability of data. Additionally, because many of our customers use our platforms to store, transmit, and otherwise process proprietary, confidential, or sensitive information, and complete mission critical tasks, they have a lower risk tolerance for security vulnerabilities in our platforms and services than for vulnerabilities in other, less critical, software products and services.
Our platforms and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem, including our customer environments. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or any third-party providers’ systems, networks, products or components have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support or otherwise interface with us and our platforms and services. If there is a security vulnerability, error, or other bug in one of these products or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. The natural sunsetting or phasing out of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited. In addition, the locations or environments in which our software is deployed have expanded, and may continue to expand, including on customer networks, on-premises at customer sites, on edge devices, on mobile devices, in data centers, in colocation spaces or in other locations or environments that we do not maintain or operate. In such locations or environments, we may not have full control over how our platforms and products are deployed, managed, or secured, our standards for information security may not be met, and our ability to deploy certain security features and controls may be limited. These locations and environments may be more vulnerable to cybersecurity attacks, phishing attacks, viruses, malware, ransomware, and hacking or similar breaches and incidents, including those from nation-state actors or affiliated actors, and such attacks could harm our customers’ ability to operate and perform their obligations under our contracts, or result in increased costs or liabilities, a perceived or actual security breach of our platforms, or harm to our business and reputation. Moreover, if our platforms and products are not appropriately deployed, managed, and secured in these locations or environments, or such locations or environments are not appropriately secured or experience cybersecurity attacks or other security breaches or incidents, our platforms and products could be compromised, inappropriately accessed or acquired, or undergo unauthorized use, copying and distribution, and reverse engineering of our intellectual property, which could adversely affect our business, financial condition, and results of operations. Further, certain of our platforms and services now allow customers to deploy their own applications in our environments, for example via our FedStart offering. These third-party applications have been built outside of our platforms or environments utilizing security procedures, techniques, and controls that may not meet our standards for information security, or may contain exploitable defects, errors, or bugs that could result in failures, disruptions, cybersecurity attacks or other security breaches, or incidents. Further, as we increase the number of customers we serve on our cloud environment, the likelihood increases that some usage of our products may occur that violates our terms of service or is otherwise improper or perceived as improper, which could cause reputational damage and adversely affect our business, financial condition, and results of operations.
We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches and incidents, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches or incidents may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, may include the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated, all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may not have the capacity to immediately detect such efforts, may be unable to anticipate these techniques, or may be unable to implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that past, future, or ongoing cyberattacks or other security breaches or incidents against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. For instance, due to political uncertainty, geopolitical tensions, and military actions associated with the ongoing Russia-Ukraine conflict, we and our third-party vendors have been vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering, bad actors, or human error.
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
Issues raised by the use of AI (including machine learning and large language models) in our platforms may result in reputational harm or liability.
AI is enabled by or integrated into some of our technology platforms and is a significant and growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, including under forthcoming and new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), and brand or reputational harm. The rapid evolution of AI may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect.
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges. Our technologies and business practices are designed to mitigate many of these risks. For example, our platforms include data governance tools and machine learning modeling tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.

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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, new legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, and Colorado each has enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, Oregon and Texas each has enacted similar legislation that will become effective in 2024; Tennessee and Iowa each has enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026.
We cannot yet fully assess the impact of these laws and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
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
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of the COVID-19 pandemic, and the ongoing Russia-Ukraine conflict, as well as economic sanctions the United States and other countries have imposed on Russia;
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The EU has proposed certain legislation, such as the EU AI Act, that, when adopted, could impose onerous obligations related to the use of AI-related systems. If such legislation, or similar regulations in other jurisdictions, is enacted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our Share Repurchase Program. Additionally, provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively. Beginning January 1, 2022, we began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 years for international research rather than expensing these costs as incurred.
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
There is also a risk that the expiration of our existing NOLs or tax credits or a limitation on their use to offset future income tax liabilities could result from statutory or regulatory changes.
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
•our repurchase of shares of our Class A common stock pursuant to our Share Repurchase Program (as defined below);
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
•announcements by us or our competitors of new platforms, products, services, or capabilities;
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
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine conflict, incidents of terrorism, pandemics, including the COVID-19 pandemic, or responses to these events; and
•general macroeconomic conditions, such as rising inflation and interest rates and slow or negative growth of our markets.
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

In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of June 30, 2023, approximately 1.6 million options will expire through December 2023 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of June 30, 2023, there were 2,045,404,354 shares of our Class A common stock outstanding, 103,571,141 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of June 30, 2023, there were outstanding options to purchase an aggregate of 113,835,356 shares of our Class A common stock and 187,299,134 shares of our Class B common stock, and 62,307,140 shares of our Class A common stock and 43,800,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
There are no guarantees that our Share Repurchase Program will result in increased shareholder value.

In August 2023, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the Share Repurchase Program will be determined by Palantir’s management, based on its evaluation of factors including achieving an additional quarter of profitability, business and market conditions, corporate and regulatory requirements, and other considerations.

There are a number of ways in which the Share Repurchase Program could fail to result in enhanced shareholder value. For example, any failure to repurchase stock after we have announced our intention to do so may negatively impact our stock price. The existence of the Share Repurchase Program could also cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. The market price of our common stock could decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of this program.

Additionally, repurchasing our Class A common stock will reduce the amount of cash, cash equivalents and marketable securities we have available to fund working capital, capital expenditures, capital preserving investments, strategic acquisitions or business opportunities, and other general corporate purposes, and there are no guarantees that the Share Repurchase Program will result in increased shareholder value. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements and other relevant factors.
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
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, as well as to fund our Share Repurchase Program, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the

Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 26.9% of the voting power of our outstanding capital stock in the aggregate as of July 31, 2023.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of July 31, 2023. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,149,980,495 shares of our common stock outstanding as of June 30, 2023. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of June 30, 2023, our Founders were 55, 55, and 40 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, JPY, and GBP. We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. However, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies and we may also hold monetary assets and liabilities in currencies other than the respective subsidiaries’ functional currency. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2023, the following director adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 6, 2023, Eric Woersching, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sale through various transactions of an aggregate of up to 12,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2024, or earlier, upon the completion of all transactions subject to the trading arrangement.
During the quarter ended June 30, 2023, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
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

PALANTIR TECHNOLOGIES INC.

Date: August 7, 2023	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2023	By:	/s/ Heather Planishek
Heather Planishek
Chief Accounting Officer
(Principal Accounting Officer)