Form 10-Q
period 2023-09-30
Palantir Technologies Inc.
filed 2023-11-03
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2023, there were 2,069,437,665 shares of the registrant’s Class A common stock outstanding, 105,546,704 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,040,310	$2,598,540
Marketable securities	2,243,264	35,135
Accounts receivable, net	430,269	258,346
Prepaid expenses and other current assets	95,554	149,556
Total current assets	3,809,397	3,041,577
Property and equipment, net	50,133	69,170
Operating lease right-of-use assets	190,191	200,240
Other assets	143,696	150,252
Total assets	$4,193,417	$3,461,239
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,475	$44,788
Accrued liabilities	174,753	172,715
Deferred revenue	223,507	183,350
Customer deposits	228,986	141,989
Operating lease liabilities	52,204	45,099
Total current liabilities	688,925	587,941
Deferred revenue, noncurrent	34,880	9,965
Customer deposits, noncurrent	2,234	3,936
Operating lease liabilities, noncurrent	184,067	204,305
Other noncurrent liabilities	11,414	12,655
Total liabilities	921,520	818,802
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of September 30, 2023 and December 31, 2022; 2,068,689 and 1,995,414 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; 2,700,000 Class B shares authorized as of September 30, 2023 and December 31, 2022; 105,547 and 102,656 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of September 30, 2023 and December 31, 2022	2,174	2,099
Additional paid-in capital	8,938,050	8,427,998
Accumulated other comprehensive loss, net	(7,205)	(5,333)
Accumulated deficit	(5,743,004)	(5,859,438)
Total stockholders’ equity	3,190,015	2,565,326
Noncontrolling interests	81,882	77,111
Total equity	3,271,897	2,642,437
Total liabilities and equity	$4,193,417	$3,461,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$558,159	$477,880	$1,616,662	$1,397,247
Cost of revenue	107,922	107,611	322,466	304,238
Gross profit	450,237	370,269	1,294,196	1,093,009
Operating expenses:
Sales and marketing	176,373	182,918	547,629	512,278
Research and development	105,708	100,863	295,341	277,635
General and administrative	128,173	148,679	397,054	446,471
Total operating expenses	410,254	432,460	1,240,024	1,236,384
Income (loss) from operations	39,983	(62,191)	54,172	(143,375)
Interest income	36,864	5,540	88,027	7,559
Interest expense	(742)	(1,082)	(3,334)	(2,346)
Other income (expense), net	3,864	(65,046)	(8,021)	(260,714)
Income (loss) before provision for income taxes	79,969	(122,779)	130,844	(398,876)
Provision for income taxes	6,530	1,096	10,382	5,707
Net income (loss)	73,439	(123,875)	120,462	(404,583)
Less: Net income attributable to noncontrolling interests	1,934	—	4,028	—
Net income (loss) attributable to common stockholders	$71,505	$(123,875)	$116,434	$(404,583)
Net earnings (loss) per share attributable to common stockholders, basic	$0.03	$(0.06)	$0.05	$(0.20)
Net earnings (loss) per share attributable to common stockholders, diluted	$0.03	$(0.06)	$0.05	$(0.20)
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, basic	2,162,530	2,073,265	2,134,045	2,054,926
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, diluted	2,325,600	2,073,265	2,281,347	2,054,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$73,439	$(123,875)	$120,462	$(404,583)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,164)	(3,161)	(1,268)	(7,486)
Net unrealized gain (loss) on available-for-sale securities	168	—	(604)	—
Comprehensive income (loss)	71,443	(127,036)	118,590	(412,069)
Less: Comprehensive income attributable to noncontrolling interests	1,934	—	4,028	—
Comprehensive income (loss) attributable to common stockholders	$69,509	$(127,036)	$114,562	$(412,069)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2023	2,149,980	$2,149	$8,773,043	$(5,209)	$(5,814,509)	$2,955,474	$79,664	$3,035,138
Issuance of common stock from the exercise of stock options	10,889	11	50,545	—	—	50,556	—	50,556
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	14,372	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	114,476	—	—	114,476	—	114,476
Other comprehensive loss	—	—	—	(1,996)	—	(1,996)	—	(1,996)
Other, net	—	—	—	—	—	—	284	284
Net income	—	—	—	—	71,505	71,505	1,934	73,439
Balance as of September 30, 2023	2,175,241	$2,174	$8,938,050	$(7,205)	$(5,743,004)	$3,190,015	$81,882	$3,271,897

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	35,332	35	166,794	—	—	166,829	—	166,829
Issuance of common stock upon vesting of RSUs	40,834	40	(40)	—	—	—	—	—
Stock-based compensation	—	—	343,298	—	—	343,298	—	343,298
Other comprehensive loss	—	—	—	(1,872)	—	(1,872)	—	(1,872)
Other, net	—	—	—	—	—	—	743	743
Net income	—	—	—	—	116,434	116,434	4,028	120,462
Balance as of September 30, 2023	2,175,241	$2,174	$8,938,050	$(7,205)	$(5,743,004)	$3,190,015	$81,882	$3,271,897

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	2,062,741	$2,063	$8,119,876	$(6,674)	$(5,766,441)	$2,348,824
Issuance of common stock from the exercise of stock options	4,907	5	24,562	—	—	24,567
Issuance of common stock upon vesting of RSUs	12,016	12	(12)	—	—	—
Stock-based compensation	—	—	140,260	—	—	140,260
Other comprehensive loss	—	—	—	(3,161)	—	(3,161)
Net loss	—	—	—	—	(123,875)	(123,875)
Balance as of September 30, 2022	2,079,664	$2,080	$8,284,686	$(9,835)	$(5,890,316)	$2,386,615

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030
Issuance of common stock from the exercise of stock options	16,341	17	72,091	—	—	72,108
Issuance of common stock upon vesting of RSUs	35,849	36	(36)	—	—	—
Stock-based compensation	—	—	435,546	—	—	435,546
Other comprehensive loss	—	—	—	(7,486)	—	(7,486)
Net loss	—	—	—	—	(404,583)	(404,583)
Balance as of September 30, 2022	2,079,664	$2,080	$8,284,686	$(9,835)	$(5,890,316)	$2,386,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$120,462	$(404,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,382	15,149
Stock-based compensation	343,295	435,400
Noncash operating lease expense	34,810	30,130
Unrealized and realized (gain) loss from marketable securities, net	11,810	260,720
Noncash consideration	(34,852)	(7,971)
Other operating activities	(13,328)	9,001
Changes in operating assets and liabilities:
Accounts receivable, net	(159,752)	(154,591)
Prepaid expenses and other current assets	(75)	(4,497)
Other assets	1,941	10,490
Accounts payable	(32,387)	(15,165)
Accrued liabilities	2,552	(828)
Deferred revenue, current and noncurrent	64,464	(44,912)
Customer deposits, current and noncurrent	84,272	44,263
Operating lease liabilities, current and noncurrent	(37,767)	(27,437)
Other noncurrent liabilities	184	(195)
Net cash provided by operating activities	411,011	144,974
Investing activities
Purchases of property and equipment	(10,254)	(35,109)
Purchases of marketable securities	(4,791,670)	(124,500)
Proceeds from sales and redemption of marketable securities	2,608,898	41,101
Proceeds from sales of alternative investments	51,072	—
Net cash used in investing activities	(2,141,954)	(118,508)
Financing activities
Proceeds from the exercise of common stock options	166,829	72,108
Other financing activities	778	(269)
Net cash provided by financing activities	167,607	71,839
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(2,113)	(12,470)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,565,449)	85,835
Cash, cash equivalents, and restricted cash - beginning of period	2,627,335	2,366,914
Cash, cash equivalents, and restricted cash - end of period	$1,061,886	$2,452,749
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2023, except for the changes noted below.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2023	2022
Cash and cash equivalents	$1,040,310	$2,411,290
Restricted cash included in prepaid expenses and other current assets	3,132	20,557
Restricted cash included in other assets	18,444	20,902
Total cash, cash equivalents, and restricted cash	$1,061,886	$2,452,749
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of September 30, 2023 and December 31, 2022, the Company recorded an allowance for credit losses of $10.5 million and $10.1 million, respectively.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of September 30, 2023 and December 31, 2022

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
were $430.3 million and $258.3 million, respectively. Customer J and Customer I represented 22% and 12%, respectively, of total accounts receivable as of September 30, 2023 and no other customer represented more than 10% of total accounts receivable as of September 30, 2023. No customer represented more than 10% of total accounts receivable as of December 31, 2022.
For the three and nine months ended September 30, 2023 and 2022, no customer represented more than 10% of total revenue.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of September 30, 2023 and December 31, 2022, the Company's contract liability balances were $489.6 million and $339.2 million, respectively. Revenue of $314.9 million and $353.8 million was recognized during the nine months ended September 30, 2023 and 2022, respectively, that was included in the contract liability balances as of December 31, 2022 and 2021, respectively.
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
The Company’s remaining performance obligations were $987.7 million as of September 30, 2023, of which the Company expects to recognize approximately 57% as revenue over the next 12 months, 35% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$599,605	$599,605	$—	$—
U.S. treasury securities	141,946	—	141,946	—
Certificates of deposit	938	—	938	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	7,577	—	7,577	—
Marketable securities:
U.S. treasury securities	2,233,198	—	2,233,198	—
Publicly-traded equity securities	10,066	10,066	—	—
Total	$2,993,330	$609,671	$2,383,659	$—

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,149,302	$1,149,302	$—	$—
Certificates of deposit	6,791	—	6,791	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	18,707	—	18,707	—
Marketable securities:
Publicly-traded equity securities	35,135	35,135	—	—
Total	$1,209,935	$1,184,437	$25,498	$—
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
Debt Securities
As of September 30, 2023, available-for-sale debt securities consisted of the following (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$2,375,747	$123	$(726)	$2,375,144
Total debt securities	$2,375,747	$123	$(726)	$2,375,144
Included in cash and cash equivalents	$141,925	$21	$—	$141,946
Included in marketable securities	$2,233,822	$102	$(726)	$2,233,198
The Company did not sell any available-for-sale debt securities during the three months ended September 30, 2023. The Company sold $694.6 million of available-for-sale debt securities during the nine months ended September 30, 2023 and immediately reinvested such proceeds into additional available-for-sale debt securities. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to available-for sale debt securities were recorded as of September 30, 2023. As of September 30, 2023, available-for-sale debt securities of $1.4 billion were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of September 30, 2023 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no credit-related impairment losses were recorded as of September 30, 2023. All of the Company’s U.S. treasury securities had contractual maturities due within one year.
As of December 31, 2022, the Company held an immaterial amount of debt securities.
Equity Securities
Equity securities primarily consist of shares held in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $17.3 million and $6.4 million during the nine months ended September 30, 2023 and 2022, respectively. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded net unrealized losses of $18.0 million and $192.8 million, respectively, and realized losses of $41.3 million and $67.9 million, respectively, within other income (expense), net on the condensed consolidated statements of operations. For the three months ended September 30, 2023 and 2022, net unrealized

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
losses from publicly-traded equity securities held at the end of each period were $0.7 million and $57.2 million, respectively. For the nine months ended September 30, 2023 and 2022, net unrealized losses from publicly-traded equity securities held at the end of each period were $5.6 million and $223.4 million, respectively.
Investments
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). During the year ended December 31, 2022, the Company purchased shares for a total investment of $124.5 million. No Investments were purchased under such Investment Agreements during the nine months ended September 30, 2023.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assesses the concurrent agreements under the noncash consideration paid or payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. As currently assessed, the total value of Strategic Commercial Contracts was $392.1 million as of September 30, 2023, which is inclusive of $43.7 million of contractual options. The original terms of Strategic Commercial Contracts with remaining deal value as of September 30, 2023, including contractual options, range from two to seven years and are subject to termination for cause provisions. The Company performs ongoing assessments of customers’ financial condition, including the consideration of such customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. As of September 30, 2023, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $234.1 million, of which $14.7 million and $67.4 million of revenue was recognized during the three and nine months ended September 30, 2023, respectively.
Alternative Investments
During the year ended December 31, 2021, the Company purchased $50.9 million in 100-ounce gold bars. During the nine months ended September 30, 2023, the Company sold all of its gold bars for total proceeds of $51.1 million and recorded an immaterial realized gain within other income (expense), net on the condensed consolidated statements of operations.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Leasehold improvements	$82,214	$80,378
Computer equipment, software, and other	48,353	52,688
Furniture and fixtures	13,725	13,010
Construction in progress	1,389	5,506
Total property and equipment, gross	145,681	151,582
Less: accumulated depreciation and amortization	(95,548)	(82,412)
Total property and equipment, net	$50,133	$69,170
Depreciation and amortization expense related to property and equipment, net was $6.3 million and $5.5 million for the three months ended September 30, 2023 and 2022, respectively, and $18.2 million and $13.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued payroll and related expenses	$62,410	$43,495
Accrued taxes	36,479	41,326
Accrued other liabilities	75,864	87,894
Total accrued liabilities	$174,753	$172,715
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of September 30, 2023, the Company had no outstanding debt balances, and undrawn revolving commitments of $500.0 million available to fund working capital and general corporate expenditures under the 2014 Credit Facility, which has a maturity date of March 31, 2027.
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
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of September 30, 2023.
7. Commitments and Contingencies
Purchase Commitments
In September 2023, the Company amended one of its third-party cloud hosting services agreements. Under this amendment, the Company has a commitment to spend at least $1.95 billion over ten contract years through September 30, 2033, as well as certain additional minimum usage commitments, among other things. Any and all previous payment obligations related to such third-party cloud hosting services agreement were terminated concurrently with the signing of this amendment. The commitment amount for the contract year beginning October 1, 2023 and ending September 30, 2024 is $154.0 million.
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
On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20(A) of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02834-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On November 21, 2022 and January 13, 2023, stockholder derivative actions were filed in the United States District Court for the District of Colorado, captioned Li v. Karp, et al., Case No. 22-cv-3028 and Parmenter v. Karp, et al., Case No. 23-cv-118, and on January 27, 2023, a stockholder derivative action was filed in the United States District Court for the District of Delaware captioned Miao v. Karp, et al., Case No. 1:23-cv-00103-MN, each against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seek unspecified damages and injunctive remedies under Section 14(a) of the Exchange Act and Delaware law. On August 22, 2023, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware captioned Central Laborers’ Pension Fund v. Karp, et al., Case No. 2023-0864 against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seek unspecified damages and injunctive relief under Delaware law. Because the litigation is in early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
As of September 30, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Letters of Credit and Guarantees
The Company had irrevocable standby letters of credit and guarantees, including bank guarantees, outstanding in the amounts of $21.6 million and $28.8 million as of September 30, 2023 and December 31, 2022, respectively, which were fully collateralized. The Company is required to maintain these letters of credit and guarantees primarily in connection with operating lease agreements, certain customer contracts, and other guarantees and financing arrangements. As of September 30, 2023, these letters of credit and guarantees had expiration dates through August 2031.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of September 30, 2023 and December 31, 2022.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of September 30, 2023 and December 31, 2022.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
8. Stockholders' Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company's capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of September 30, 2023.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of September 30, 2023.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,068,689	20,000,000	1,995,414
Class B Common Stock	2,700,000	105,547	2,700,000	102,656
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,175,241	22,701,005	2,099,075
Share Repurchase Program
In August 2023, the Company’s Board of Directors authorized a stock repurchase program of up to $1.0 billion of the Company’s outstanding shares of Class A common stock (the “Share Repurchase Program”). The Company may repurchase shares of its Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases under the Share Repurchase Program will be determined by the Company’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. During the three months ended September 30, 2023, the Company did not repurchase any shares of its Class A common stock under the Share Repurchase Program.
9. Stock-Based Compensation
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2023 (in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	326,913	$8.05	8.33	$272,603
Options exercised	(35,332)	4.72
Options canceled and forfeited	(1,844)	5.18
Balance as of September 30, 2023	289,737	$8.47	7.82	$2,181,036
Options vested and exercisable as of September 30, 2023	166,761	$6.41	7.07	$1,598,629
As of September 30, 2023, the total unrecognized stock-based compensation expense related to options outstanding was $625.7 million, which is expected to be recognized over a weighted-average service period of seven years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs
The following table summarizes the RSU activity for the nine months ended September 30, 2023 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
RSUs unvested and outstanding as of December 31, 2022	126,426	$10.07
RSUs granted	14,601	9.47
RSUs vested and converted to shares	(40,834)	9.53
RSUs canceled	(7,580)	10.60
RSUs unvested and outstanding as of September 30, 2023	92,613	$10.11
As of September 30, 2023, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $565.1 million, which the Company expects to recognize over a weighted-average service period of three years.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$7,814	$10,525	$24,995	$33,413
Sales and marketing	39,290	48,824	116,956	147,501
Research and development	21,952	25,113	65,068	76,996
General and administrative	45,324	55,846	136,276	177,490
Total stock-based compensation expense	$114,380	$140,308	$343,295	$435,400
10. Income Taxes
The Company recorded a provision for income taxes of $6.5 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and a provision for income taxes of $10.4 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of September 30, 2023 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes increased by $5.4 million and $4.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily related to higher foreign income taxes as the result of higher foreign taxable income and higher withholding taxes in the current year.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company believes that it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realized. Accordingly, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of September 30, 2023.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Net Earnings (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss) attributable to common stockholders for diluted net earnings (loss) per share	$71,505	$(123,875)	$116,434	$(404,583)
Denominator
Weighted-average shares used in computing net earnings (loss) per share:
Basic	2,162,530	2,073,265	2,134,045	2,054,926
Effect of dilutive shares	163,070	—	147,302	—
Diluted	2,325,600	2,073,265	2,281,347	2,054,926
Net earnings (loss) per share
Net earnings (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.06)	$0.05	$(0.20)
Diluted	$0.03	$(0.06)	$0.05	$(0.20)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options issued and outstanding	—	331,121	162,000	331,121
RSUs outstanding	6,941	128,182	12,032	128,182
Warrants to purchase common stock	13,042	13,042	13,042	13,042
Total	19,983	472,345	187,074	472,345
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Government	$307,603	$273,834	$898,178	$778,622
Commercial	250,556	204,046	718,484	618,625
Total revenue	$558,159	$477,880	$1,616,662	$1,397,247

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contribution:
Government	$185,867	$153,552	$526,330	$447,004
Commercial	135,101	93,148	362,188	314,641
Total contribution	$320,968	$246,700	$888,518	$761,645
The reconciliation of contribution to income (loss) from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from operations	$39,983	$(62,191)	$54,172	$(143,375)
Research and development expenses (1)	83,756	75,750	230,273	200,639
General and administrative expenses (1)	82,849	92,833	260,778	268,981
Total stock-based compensation expense	114,380	140,308	343,295	435,400
Total contribution	$320,968	$246,700	$888,518	$761,645
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$345,479	62%	$296,650	62%	$1,010,336	62%	$859,786	62%
United Kingdom	64,390	11%	59,435	12%	177,198	11%	161,477	11%
Rest of world (1)	148,290	27%	121,795	26%	429,128	27%	375,984	27%
Total revenue	$558,159	100%	$477,880	100%	$1,616,662	100%	$1,397,247	100%
—————
(1) No other country represents 10% or more of total revenue for the three and nine months ended September 30, 2023 or 2022.
13. Intangible Assets

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands):

	Weighted average useful life	As of September 30, 2023			As of December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.08	$10,400	$(1,907)	$8,493	$10,400	$(347)	$10,053
Reacquired rights	6.08	17,619	(2,306)	15,313	17,619	(420)	17,199
Backlog	1.08	6,700	(3,071)	3,629	6,700	(558)	6,142
Other	0.52	4,224	(3,347)	877	5,717	(3,572)	2,145
Total intangible assets		$38,943	$(10,631)	$28,312	$40,436	$(4,897)	$35,539
Amortization expense of intangible assets was not material for the three and nine months ended September 30, 2023 or 2022.
As of September 30, 2023, expected amortization expense for the unamortized finite-lived intangible assets is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2023	$2,410
2024	7,844
2025	4,597
2026	4,597
2027	4,250
Thereafter	4,614
Total	$28,312

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
•our expectations regarding the amount, timing, and manner of any stock repurchases;
•our expectations regarding our multi-class stock and governance structure and the benefits thereof;
•our expectations regarding macroeconomic conditions, including rising inflation and interest rates, monetary policy changes, or financial services sector instability;
•the impacts of the coronavirus (“COVID-19”) pandemic, the ongoing Russia-Ukraine conflict, and Hamas’ recent attack against Israel and ensuing conflicts, including on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate;

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
We have deployed our newest offering, the Artificial Intelligence Platform (“AIP”), to select customers, and we are continuing to onboard additional customers to AIP while we develop and release new features and components. AIP is designed for customers across the commercial and government sectors, enabling them to derive value from recent breakthroughs in artificial intelligence via the combination of our existing software platforms with large language models (“LLMs”). We believe AIP uniquely allows users to connect LLMs with their data and operations to facilitate decision-making within the legal, ethical, and security constraints that they require.
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
For the three months ended September 30, 2023, we generated $558.2 million in revenue, reflecting a 17% growth rate from the three months ended September 30, 2022, when we generated $477.9 million in revenue. For the nine months ended September 30, 2023, we generated $1.6 billion in revenue, reflecting a 16% growth rate from the nine months ended September 30, 2022, when we generated $1.4 billion in revenue.
In the three months ended September 30, 2023, we generated income from operations of $40.0 million, or adjusted income from operations of $163.3 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended September 30, 2022, we incurred losses from operations of $62.2 million, or generated adjusted income from operations of $81.3 million when excluding stock-based compensation and related employer payroll taxes. In the nine months ended

September 30, 2023, we generated income from operations of $54.2 million, or adjusted income from operations of $423.4 million when excluding stock-based compensation and related employer payroll taxes. In the nine months ended September 30, 2022, we incurred losses from operations of $143.4 million, or generated adjusted income from operations of $306.5 million when excluding stock-based compensation and related employer payroll taxes.
In the three months ended September 30, 2023, our gross profit was $450.2 million, reflecting a gross margin of 81%, or 82% when excluding stock-based compensation. In the three months ended September 30, 2022, our gross profit was $370.3 million, reflecting a gross margin of 77%, or 80% when excluding stock-based compensation. In the nine months ended September 30, 2023, our gross profit was $1.3 billion, reflecting a gross margin of 80%, or 82% when excluding stock-based compensation. In the nine months ended September 30, 2022, our gross profit was $1.1 billion, reflecting a gross margin of 78%, or 81% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, excluding stock-based compensation; as well as reconciliations from income (loss) from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended September 30, 2023, we had 453 customers, including companies in various commercial sectors and government agencies around the world. During the period ended September 30, 2022, we had 337 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended September 30, 2023 was $53.7 million, which grew 13% from an average of $47.7 million in revenue from the top twenty customers during the trailing twelve months ended September 30, 2022, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We enter into initial pilots with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the nine months ended September 30, 2023, 56% of our revenue came from government customers and 44% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the nine months ended September 30, 2023, we generated 62% of our revenue from customers in the United States and the remaining 38% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended September 30, 2023 was $1.3 billion, which grew 18% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)) has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than U.S. dollars. For the nine months ended September 30, 2023, that impact was not material to our financial position or results of operations. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar.

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
We compensate for these limitations by providing reconciliations of these non-GAAP measures to the most comparable GAAP measures. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measures.
Contribution Margin
The following table provides a reconciliation of contribution margin for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from operations	$39,983	$(62,191)	$54,172	$(143,375)
Add:
Research and development expenses (1)	83,756	75,750	230,273	200,639
General and administrative expenses (1)	82,849	92,833	260,778	268,981
Total stock-based compensation expense	114,380	140,308	343,295	435,400
Total contribution	$320,968	$246,700	$888,518	$761,645
Contribution margin	58%	52%	55%	55%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit	$450,237	$370,269	$1,294,196	$1,093,009
Add: stock-based compensation	7,814	10,525	24,995	33,413
Gross profit, excluding stock-based compensation	$458,051	$380,794	$1,319,191	$1,126,422
Gross margin, excluding stock-based compensation	82%	80%	82%	81%

Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from operations	$39,983	$(62,191)	$54,172	$(143,375)
Add: stock-based compensation	114,380	140,308	343,295	435,400
Add: employer payroll taxes related to stock-based compensation	8,909	3,133	25,954	14,464
Adjusted income from operations	$163,272	$81,250	$423,421	$306,489
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
Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$558,159	$477,880	$1,616,662	$1,397,247
Cost of revenue	107,922	107,611	322,466	304,238
Gross profit	450,237	370,269	1,294,196	1,093,009
Operating expenses:
Sales and marketing	176,373	182,918	547,629	512,278
Research and development	105,708	100,863	295,341	277,635
General and administrative	128,173	148,679	397,054	446,471
Total operating expenses	410,254	432,460	1,240,024	1,236,384
Income (loss) from operations	39,983	(62,191)	54,172	(143,375)
Interest income	36,864	5,540	88,027	7,559
Interest expense	(742)	(1,082)	(3,334)	(2,346)
Other income (expense), net	3,864	(65,046)	(8,021)	(260,714)
Income (loss) before provision for income taxes	79,969	(122,779)	130,844	(398,876)
Provision for income taxes	6,530	1,096	10,382	5,707
Net income (loss)	73,439	(123,875)	120,462	(404,583)
Less: Net income attributable to noncontrolling interests	1,934	—	4,028	—
Net income (loss) attributable to common stockholders	$71,505	$(123,875)	$116,434	$(404,583)

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	19	23	20	22
Gross margin	81	77	80	78
Operating expenses:
Sales and marketing	32	38	34	36
Research and development	19	21	18	20
General and administrative	23	31	25	32
Total operating expenses	74	90	77	88
Income (loss) from operations	7	(13)	3	(10)
Interest income	6	1	5	—
Interest expense	—	—	—	—
Other income (expense), net	1	(14)	—	(19)
Income (loss) before provision for income taxes	14	(26)	8	(29)
Provision for income taxes	1	—	1	—
Net income (loss)	13	(26)	7	(29)
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common stockholders	13%	(26)%	7%	(29)%
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Revenue:
Government	$307,603	$273,834	$33,769	12%	$898,178	$778,622	$119,556	15%
Commercial	250,556	204,046	46,510	23%	718,484	618,625	99,859	16%
Total revenue	$558,159	$477,880	$80,279	17%	$1,616,662	$1,397,247	$219,415	16%
Revenue increased by $80.3 million, or 17%, for the three months ended September 30, 2023 compared to the same period in 2022. Revenue from government customers increased by $33.8 million, or 12%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily from customers in the United States. Of the increase, $26.9 million was from government customers existing as of December 31, 2022. Revenue from U.S. government customers was $229.2 million for the three months ended September 30, 2023 compared to $208.9 million for the same period in 2022. Revenue from commercial customers increased by $46.5 million, or 23%, for the three months ended September 30, 2023 compared to the same period in 2022. Of the increase, $16.4 million was from customers existing as of December 31, 2022, which included an offsetting decrease of $13.5 million of revenue from Strategic Commercial Contracts.
Revenue increased by $219.4 million, or 16%, for the nine months ended September 30, 2023 compared to the same period in 2022. Revenue from government customers increased by $119.6 million, or 15%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily from customers in the United States. Of the increase, $107.0 million was from government customers existing as of December 31, 2022. Revenue from U.S. government customers was $684.0 million for the nine months ended September 30, 2023 compared to $601.6 million for the same period in 2022. Revenue from commercial customers increased by $99.9 million, or 16%, for the nine months ended September 30, 2023 compared to the same period in 2022. Of the increase, $49.4 million was from customers existing as of December 31, 2022, which included an offsetting decrease of $31.2 million of revenue from Strategic Commercial Contracts.

Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Cost of revenue	$107,922	$107,611	$311	—%	$322,466	$304,238	$18,228	6%
Gross profit	450,237	370,269	79,968	22%	1,294,196	1,093,009	201,187	18%
Gross margin	81%	77%	4%		80%	78%	2%
Cost of revenue for the three months ended September 30, 2023 increased by $0.3 million compared to the same period in 2022. The increase was primarily due to increases of $4.5 million in third-party cloud hosting services and $3.1 million in payroll and other payroll-related costs. These increases were partially offset by decreases of $4.3 million in field service representatives, hardware, and other direct costs, as well as $1.8 million in stock-based compensation expense and related expenses.
Our gross margin for the three months ended September 30, 2023 increased from 77% for the same period in 2022 to 81% as a result of revenue growth outpacing costs of revenue. The primary cause of this growth rate variation was the decrease in stock-based compensation expense and timing of other direct costs in costs of revenue relative to total expense growth as compared to the prior year.
Cost of revenue for the nine months ended September 30, 2023 increased by $18.2 million, or 6%, compared to the same period in 2022. The increase was primarily due to increases of $9.4 million in payroll and other payroll-related costs, $5.6 million in hardware costs, $4.7 million in third-party cloud hosting services costs, and $4.4 million in field service representatives. These increases were partially offset by a decrease of $7.2 million in stock-based compensation expense and related expenses.
Our gross margin for the nine months ended September 30, 2023 increased from 78% for the same period in 2022 to 80% as a result of revenue growth outpacing costs of revenue. The primary cause of this growth rate variation was the decrease in stock-based compensation expense in costs of revenue relative to total expense growth as compared to the prior year.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Sales and marketing	$176,373	$182,918	$(6,545)	(4)%	$547,629	$512,278	$35,351	7%
Research and development	105,708	100,863	4,845	5%	295,341	277,635	17,706	6%
General and administrative	128,173	148,679	(20,506)	(14)%	397,054	446,471	(49,417)	(11)%
Total operating expenses	$410,254	$432,460	$(22,206)	(5)%	$1,240,024	$1,236,384	$3,640	—%
Sales and Marketing
Sales and marketing expenses decreased by $6.5 million, or 4%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to decreases of $7.2 million in stock-based compensation expense and related expenses and $4.3 million in marketing costs. These decreases were partially offset by an increase of $6.5 million in payroll and other payroll-related costs driven by increased headcount attributable to our sales and marketing function.
Sales and marketing expenses increased by $35.4 million, or 7%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to increases of $51.2 million in payroll and other payroll-related costs and $17.2 million in travel and office-related costs driven by increased headcount attributable to our sales and marketing function. These increases were partially offset by decreases of $25.0 million in stock-based compensation expense and related expenses, and $14.8 million in marketing costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.

Research and Development
Research and development expenses increased by $4.8 million, or 5%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to increases of $3.5 million in third-party cloud hosting services and other IT costs and $2.5 million in payroll and other payroll-related costs driven by increased headcount attributable to our research and development function. These increases were partially offset by a decrease of $1.9 million in stock-based compensation expense and related expenses.
Research and development expenses increased by $17.7 million, or 6%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to increases of $11.6 million in payroll and other payroll-related costs driven by increased headcount attributable to our research and development function, $8.7 million in third-party cloud hosting services and other IT costs, and $5.3 million in office-related costs. These increases were partially offset by a decrease of $9.1 million in stock-based compensation expense and related expenses.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses decreased by $20.5 million, or 14%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to decreases of $9.3 million in stock-based compensation expense and related expenses and $8.2 million in travel-related costs.
General and administrative expenses decreased by $49.4 million, or 11%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to decreases of $39.3 million in stock-based compensation expense and related expenses, $24.6 million in professional service fees, and $7.7 million in travel-related costs. These decreases were partially offset by an increase of $15.4 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Stock-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Cost of revenue	$7,814	$10,525	$(2,711)	(26)%	$24,995	$33,413	$(8,418)	(25)%
Sales and marketing	39,290	48,824	(9,534)	(20)%	116,956	147,501	(30,545)	(21)%
Research and development	21,952	25,113	(3,161)	(13)%	65,068	76,996	(11,928)	(15)%
General and administrative	45,324	55,846	(10,522)	(19)%	136,276	177,490	(41,214)	(23)%
Total stock-based compensation expense	$114,380	$140,308	$(25,928)	(18)%	$343,295	$435,400	$(92,105)	(21)%
Stock-based compensation expenses decreased by $25.9 million and $92.1 million, or 18% and 21%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases were driven by lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date of our direct listing, during the three and nine months ended September 30, 2023 compared to the same periods in 2022, as well as lower expense due to options becoming fully vested and the cancellation of options and RSUs.
Interest Income

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022	Amount	2023	2022	Amount
Interest income	$36,864	$5,540	$31,324	$88,027	$7,559	$80,468
Interest income increased by $31.3 million and $80.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher U.S. interest rates and an increase in our interest-bearing cash, cash equivalents, and short-term U.S. treasury securities.

Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022	Amount	2023	2022	Amount
Interest expense	$(742)	$(1,082)	$340	$(3,334)	$(2,346)	$(988)
There was no material change in interest expense for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022	Amount	2023	2022	Amount
Other income (expense), net	$3,864	$(65,046)	$68,910	$(8,021)	$(260,714)	$252,693
Other income (expense), net changed by $68.9 million and $252.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to the net decrease in losses from our shares held in equity securities.
Provision for Income Taxes

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022	Amount	2023	2022	Amount
Provision for income taxes	$6,530	$1,096	$5,434	$10,382	$5,707	$4,675
The provision for income taxes increased by $5.4 million and $4.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily related to higher foreign income taxes as the result of higher foreign taxable income and higher withholding taxes in the current year.
Liquidity and Capital Resources
We generated positive cash flow from operations for the nine months ended September 30, 2023. We had cash and cash equivalents and short-term U.S. treasury securities totaling $3.3 billion available as of September 30, 2023. We believe that cash flows generated from operations, cash, cash equivalents, marketable securities, available funds, and access to financing sources, including our credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We have historically generated significant losses from our operations as reflected in our condensed consolidated balance sheets and we expect cash flows from operations may fluctuate for the foreseeable future. Historically, we have financed our operations primarily through the sale of our equity securities, including proceeds from option exercises, and payments received from our customers.
As of September 30, 2023, our accumulated deficit balance was $5.7 billion, and our principal sources of liquidity were cash and cash equivalents and short-term U.S. treasury securities totaling $3.3 billion.
As of September 30, 2023, we had no outstanding debt balances and available and undrawn revolving commitments of $500.0 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including, but not limited to, the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies; additionally, we may repurchase shares of our Class A common stock from time to time under our Share Repurchase Program. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected. For additional information on our Share

Repurchase Program, see Note 8. Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$411,011	$144,974
Investing activities	(2,141,954)	(118,508)
Financing activities	167,607	71,839
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(2,113)	(12,470)
Net increase in cash, cash equivalents, and restricted cash	$(1,565,449)	$85,835
Operating Activities
Net cash provided by operating activities was $411.0 million and $145.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by timing of the receipt of payments from our customers and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $2.1 billion and $118.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used in investing activities was primarily due to purchases of marketable securities, primarily comprised of U.S. treasury securities, offset by proceeds from sales and redemptions of marketable securities.
Financing Activities
Net cash provided by financing activities was $167.6 million and $71.8 million for the nine months ended September 30, 2023 and 2022, respectively, each of which primarily consisted of proceeds from the exercise of common stock options.
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
Market Risk
As of September 30, 2023, we held outstanding shares of publicly-traded equity securities valued at $10.1 million. We have sold, and may continue to sell, some or all of our existing equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions, including recent and ongoing volatility related to the impacts of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, Hamas’ recent attack against Israel and ensuing conflicts, rising interest rates, and financial services sector instability. Additionally, investing in or holding securities of early- or growth-stage companies carries inherent risks because, among other things, the technologies or products that are being developed by these companies are typically in the early phases and may never materialize or they may not achieve their growth or other business objectives, and they have and may continue to experience a decline in financial condition or file for bankruptcy, which could result in a loss of all or a substantial part of our equity holdings in these companies. We record gains or losses as the fair value of these holdings change and as we sell them. We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices and declines in financial conditions of applicable issuers, and as such gains and losses are realized. During the nine months ended September 30, 2023, net unrealized losses related to publicly-traded equity securities held at the end of such period of $5.6 million were recorded in other income (expense), net on our condensed consolidated statements of operations. We do not currently anticipate entering into new Investment Agreements, as defined in Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, to purchase, or commit to purchase, securities of special purpose acquisition companies. However, we have and may continue to accept securities as consideration or invest in securities, which may contribute to additional volatility to our condensed consolidated statements of operations.
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
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other European countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in JPY, Euro, and GBP. We have experienced, and may continue to experience, fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms, including at bootcamps, and there is no guarantee that we will be able to convert customers from these short-term pilot deployments to full revenue-generating contracts. In addition, we have grown and may continue to grow our direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions, Hamas’ recent attack against Israel and ensuing conflicts, rising inflation and interest rates, monetary policy changes, financial services sector instability, or foreign currency fluctuations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 17% and 18% of our revenue for the years ended December 31, 2022 and 2021, respectively, and 19% and 17% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. Our top three customers by revenue, for the nine months ended September 30, 2023, have been with us for an average of eight years as of September 30, 2023. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the deployment of our platforms depends on a number of factors, including general economic conditions, the functioning of our platforms, the ability of our employees to assist our customers in identifying new use cases, modernizing their data architectures, and achieving success with data-driven initiatives, and our customers’ satisfaction with our services. If our efforts to expand within our existing customer base are not successful, our business may suffer.
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
Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:
•the success of our sales and marketing efforts, including the success of our pilot deployments (including bootcamps);
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
Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new platforms or product modules, such as our Artificial Intelligence Platform (“AIP”), will, either individually or in the aggregate, be compelling to our customers, gain market acceptance, or have a positive or material impact on our business, financial condition, or results of operations, in each case in a timely or cost-effective manner. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,810 full-time employees as of September 30, 2023, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.

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
Our contracts with our customers are typically non-exclusive, but we have historically entered into arrangements with our customers and our partners that include exclusivity provisions, and we expect to continue to do so in the future. These exclusivity provisions limit our ability to license our platforms and provide services to specific customers, or to compete in certain geographic markets or industries, which may limit our growth and negatively impact our results. In addition, we have entered into joint ventures and strategic alliances with our customers, as described below, which also limit our ability to compete in certain geographic markets or industry verticals.
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
We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer and reseller relationships), platform partnerships, and strategic alliances as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to unexpected liabilities, they may conflict with our increased sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in January 2021, we entered into a channel sales relationship with International Business Machines Corporation (“IBM”), pursuant to which IBM is supplying a new product leveraging certain components of Foundry integrated with IBM’s Cloud Pak for Data. In addition, in November 2019, we created a jointly controlled entity in Japan with SOMPO Holdings, Inc., in which we subsequently obtained a controlling interest in November 2022. For more information see Note 14. Business Combinations in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023. We also created a jointly-owned entity in South Korea with HD Hyundai Co. Ltd. in December 2022 in which we have a controlling interest. We believe these arrangements offer our business strategic operational advantages within Japanese and Korean markets, but they also limit our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in Japanese and Korean markets or related industry verticals, which in turn limits our opportunities for growth in Japan and Korea and, depending on the success of each respective entity, may negatively impact our results. Additionally, in 2016, we entered into a partnership with Airbus S.A.S. (“Airbus”) that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus.
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
As our joint ventures, channel sales relationships, platform partnerships, and strategic alliances come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. When we enter into joint ventures, channel sales relationships, platform partnerships, and strategic alliances, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, or software configuration that we would otherwise provide. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement and our ability to influence, or have visibility into, the sales, marketing, and related efforts of our partners may be limited. In the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement. We may have interests that are different from our partners and/or which may affect our ability to successfully collaborate with a given partner. Similarly, one or more of our partners in a joint venture, channel sales relationship, platform partnership, or strategic alliance may independently suffer a bankruptcy or other economic hardship that negatively affects its ability to continue as a going concern or successfully perform on its obligation under the arrangement. In addition, customer satisfaction with our products provided in connection with these arrangements may be less favorable than anticipated, negatively impacting anticipated revenue growth and results of operations of arrangements in question. Further, some of our strategic partners offer competing products and services or work with our competitors. As a result of these and other factors, many of the companies with which we have or are seeking joint ventures, channel sales relationships, platform partnerships, or strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our platforms, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with these partners, our ability to compete in a given marketplace or to grow our revenue would be impaired, and our results of operations may suffer. Even if we are successful in establishing and maintaining these relationships with our partners, we cannot assure you that these relationships will result in increased customer usage of our platforms or increased revenue. Additionally, if our partners’ brand, reputation, or products are negatively impacted in any way, that could impact our expected outcomes in those markets.
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
In addition, as a result of the COVID-19 pandemic and the related work and travel restrictions, many of our field sales, operations and maintenance, and professional services activities were conducted remotely, and a majority of our workforce worked remotely. We have reopened our offices and have allowed business travel to resume, but some of our employees will continue to work remotely. We have a limited history of operating with a hybrid workforce. There is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity. It is also possible that remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; our ability to maintain and strengthen our company culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. If we are unable to successfully address the foregoing risks and challenges as we encounter them, our business and operations could be adversely affected.
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
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. Our existing revolving credit facility, as amended, matures in March 2027 and provides for total commitments of up to $500.0 million, all of which are undrawn as of the date of this Quarterly Report on Form 10-Q. Any interest or facility payments are generally due and payable quarterly. Additional equity or debt financing may not be available on favorable terms, or at all.
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of September 30, 2023, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of September 30, 2023, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $392.1 million, inclusive of $43.7 million of contractual options, as of September 30, 2023. Strategic Commercial Contracts with remaining deal value as of September 30, 2023 have original contract terms, including contractual options, ranging from two to seven years and are subject to termination for cause provisions. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers recently filed for bankruptcy, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of September 30, 2023, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $234.1 million, of which $67.4 million was recognized by us during the nine months ended September 30, 2023.
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
Risks Related to Intellectual Property, Information Technology, Data Privacy, and Security
If any of the systems of any third parties upon which we rely, our customers’ systems, locations, or environments, or our internal systems, are breached or if unauthorized access to customer, third-party, or our data is otherwise obtained, public perception of our platforms and O&M services may be harmed, and we may lose business and incur losses or liabilities.
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
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges, the application or interpretation of which are complex and will likely continue to evolve. Our technologies and business practices are designed to mitigate many of these risks. For example, our platforms include data governance tools and machine learning modeling tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, such as Hamas’ recent attack against Israel, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical tensions such as those that may be caused by the ongoing Russia-Ukraine conflict, or acts of misconduct. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, new legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, and Colorado each has enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, Oregon, and Texas each has enacted similar legislation that will become effective in 2024; Tennessee, Iowa, and Delaware each has enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026.
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
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, as well as economic sanctions the United States and other countries have imposed on Russia, and Hamas’ recent attack against Israel and ensuing conflicts;
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The EU has proposed certain legislation, such as the EU AI Act, that, when adopted, could impose onerous obligations related to the use of AI-related systems. When such legislation, or if similar regulations in other jurisdictions, is enacted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
Our offerings are subject to U.S. export controls, and we incorporate encryption technology into certain of our offerings. Our controlled software offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, which may include license requirements in some circumstances. Additionally, our current or future products may be classified under the Commerce Department Export Administration Regulations (“EAR”) or as defense articles subject to the United States International Traffic in Arms Regulations (“ITAR”). Most of our products, including our core software platforms, have been classified under the EAR and are generally exportable without needing a specific license, under an EAR exception for encrypted software. If a product, or component of a product, is classified under the ITAR, or is ineligible for the EAR encryption exception, then those products could be exported outside the United States only if we obtain the applicable export license or qualify for a different license exemption or exception. In certain contexts, the services we provide might be classified as defense services subject to the ITAR separately from the products we provide. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our products, including new releases of our products and/or the performance of services, may create delays in the introduction of our products in non-U.S. markets, prevent our customers with non-U.S. operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether.
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
•budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies, for example in connection with an extended federal government shutdown;
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
•the inclusion, exclusion, or deletion of our Class A common stock from any major trading indices, such as the S&P 500 Index;
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
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine conflict, incidents of terrorism, such as Hamas’ recent attack against Israel, pandemics, including the COVID-19 pandemic, or responses to these events; and
•general macroeconomic conditions, such as rising inflation and interest rates and slow or negative growth of our markets.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of September 30, 2023, approximately 0.4 million options will expire through December 2023 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of September 30, 2023, there were 2,068,689,133 shares of our Class A common stock outstanding, 105,546,704 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of September 30, 2023, there were outstanding options to purchase an aggregate of 106,164,915 shares of our Class A common stock and 183,572,447 shares of our Class B common stock, and 50,838,381 shares of our Class A common stock and 41,775,000 shares of Class B common stock subject to RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or upon settlement of RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 26.5% of the voting power of our outstanding capital stock in the aggregate as of October 26, 2023.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of October 26, 2023. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,175,240,837 shares of our common stock outstanding as of September 30, 2023. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of September 30, 2023, our Founders were 55, 55, and 41 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics such as COVID-19, terrorism, such as Hamas’ recent attack against Israel, political unrest, cyberattacks including as may be exacerbated by the ongoing Russia-Ukraine conflict, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2023, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On August 15, 2023, Mithril PAL-SPV 1, LLC, a stockholder whose shares may be deemed to be beneficially owned by Peter Thiel (the Chairman of our Board of Directors), and its affiliated entity adopted Rule 10b5-1 arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), subject to the satisfaction of certain price and/or other conditions, as follows: (i) Mithril PAL-SPV 1, LLC adopted a Rule 10b5-1 distribution arrangement for the potential distribution of an aggregate of up to 17,861,224 shares of our Class A common stock to its sole member, Mithril LP (the “Distribution”), and (ii) Mithril LP adopted a Rule 10b5-1 distribution arrangement providing for the potential sub-distribution of all the shares received in the Distribution to its partners or members (the “Sub-Distribution”). The duration of the Distribution and Sub-Distribution arrangements is until August 15, 2024, or earlier, upon the completion or expiration of all transactions subject to the arrangement.
On August 17, 2023, Alexandra Schiff, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 26,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2024, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On August 21, 2023, Lauren Friedman Stat, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 11,150 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On August 31, 2023, Shyam Sankar, our Chief Technology Officer and Executive Vice President, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 9,372,618 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 1, 2023, Stephen Cohen, our President, Secretary, and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 6,894,355 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 1, 2024, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended September 30, 2023, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PALANTIR TECHNOLOGIES INC.

Date: November 3, 2023	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2023	By:	/s/ Heather Planishek
Heather Planishek
Chief Accounting Officer
(Principal Accounting Officer)