Form 10-K
period 2023-12-31
Palantir Technologies Inc.
filed 2024-02-20
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2023 as reported by the New York Stock Exchange on such date was approximately $29.3 billion. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 13, 2024, there were 2,110,901,985 shares of the registrants’ Class A common stock outstanding, 100,826,007 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our expectations regarding macroeconomic conditions, including global political and economic uncertainty, heightened interest rates, or monetary policy changes;
•the impacts of catastrophic events, including natural disasters, global pandemics, geopolitical tensions, terrorism, or other events beyond our control, on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate;

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
We have built four principal software platforms, Palantir Gotham (“Gotham”), Palantir Foundry (“Foundry”), Palantir Apollo (“Apollo”), and Palantir Artificial Intelligence Platform (“AIP”). Gotham and Foundry enable institutions to transform massive amounts of information into an integrated data asset that reflects their operations, and AIP leverages the power of our existing machine learning technologies alongside large language models (“LLMs”) directly within Gotham and/or Foundry to help connect AI to enterprise data. For over a decade, Gotham has surfaced insights for global defense agencies, the intelligence community, disaster relief organizations and beyond. And Foundry is becoming a central operating system not only for individual institutions but also for entire industries. Apollo, which we began offering as a commercial solution in 2021, is a cloud-agnostic, single control layer that coordinates ongoing delivery of new features, security updates, and platform configurations, helping to ensure the continuous operation of critical systems. Apollo allows our customers to run their software in virtually any environment.
In 2023, we began deploying our newest offering, AIP, which is designed for customers across the commercial and government sectors, enabling them to derive value from recent breakthroughs in artificial intelligence via the combination of our existing software platforms with LLMs. We believe AIP uniquely allows users to connect LLMs and other AI with their data and operations to facilitate decision-making within the legal, ethical, and security constraints that they require.
Recent crises and systemic shocks, such as the ongoing Russia-Ukraine and Israel conflicts, have made clear to many of our customers that accommodating the extended timelines ordinarily required to realize results from implementing new software solutions is not a viable option. As a result, customers are increasingly adopting our software, which can be ready in days, over internal software development efforts, which may take months or years. See further discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic Trends.”
Our Platforms
We have built four principal software platforms: Gotham, Foundry, Apollo, and AIP. Our software platforms provide the critical infrastructure needed to integrate our customers’ data and operations and run their software in virtually any environment.
The vertically integrated nature of these platforms allows users of varying technical abilities to collaborate effectively in our platforms. Data engineers can integrate new data sources, analysts can clean and transform data, data scientists can write models, business users can conduct daily workflows, and senior leaders can make critical decisions. With AIP, trusted data from relevant sources can be integrated into business logic, machine-language models, optimizers, and other computations spread across varying environments to power enterprise processes and help drive critical decisions. Customers may bundle these platforms together as a single ecosystem.
Data, analyses, decisions, and the metadata around each are secured with fine-grained access controls that propagate from source data to shared analyses. Each platform is comprised of user-facing applications that may be targeted to the specific industries and sectors in which they are used.
Despite their differences, Gotham and Foundry both serve as central operating systems for our customers. While they vary in specific functionality, they align in approach. AIP provides an integrated architecture to Gotham and Foundry that can bring AI to every decision. These platforms, backed by Apollo, can be deployed in almost any environment.
Similarly, customers can now use Apollo to enable continuous deployment, configuration management, and central software operations management across almost any environment for their own software products.
Gotham
Gotham enables users to identify patterns hidden deep within datasets, ranging from signals intelligence sources to reports from confidential informants. It also facilitates the hand-off between analysts and operational users, helping operators plan and execute real-world responses to threats that have been identified within the platform. Gotham is now used broadly across government functions, and we also offer Gotham to our commercial customers.
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
AIP
AIP enables responsible AI-advantage across the enterprise by using primary, core components built to effectively activate LLMs and other AI within any organization. It provides unified access to open-source, self-hosted, and commercial LLMs that can transform structured and unstructured data into LLM-understandable objects and can turn organizations’ actions and processes into tools for humans and LLM-driven agents. AIP can allow organizations to power operational use of AI and LLMs with interfaces for decision making, feedback, and safe hand-off among AI agents and human operators with wide-spectrum security and audit controls, which allow for granular control over model usage and integrated human review checkpoints throughout the workflows. AIP is designed to be seamlessly bundled with existing Palantir offerings such as the Foundry, Gotham, and Apollo platforms.

Apollo
We have always prioritized meeting our customers wherever they need us most. We originally built Apollo to enable the continuous delivery of our software wherever our customers are: in the cloud, on-premises, or even more rugged environments. Today, Apollo enables the rapid, secure delivery of our software and updates across our business, and also enables our customers to securely deploy their own software in virtually any environment. Apollo provides a single control layer to coordinate ongoing delivery of new features, security updates, and platform configurations.
Our Customers
We work with many of the world’s leading government and commercial institutions. As of December 31, 2023, we had 497 customers.
Our software is currently used across approximately 80 industries around the world. It is applied to a variety of use cases by users across various business functions and levels of organizations, including by utility operations analysts, automotive manufacturing workers, oil and gas technicians and operators, and pharmaceutical researchers in the United States; supply-chain managers in South Korea; assembly workers in France; public health administrators in the United Kingdom and the United States; and special forces personnel and military officials in the United States and abroad.
Of the $2.2 billion in revenue that we generated in 2023, 55% came from customers in the government segment, and 45% came from customers in the commercial segment.
Our business continues to have a global presence. In 2023, we earned 62% of our revenue from customers in the United States, and 38% from those abroad.
The average revenue for our top twenty customers during the trailing twelve months ended December 31, 2023 was $54.6 million, and is up from 2022, when the average revenue from our top twenty customers during the trailing twelve months ended December 31, 2022 was $49.4 million, demonstrating our expanding relationships with existing customers.
Sales and Marketing
Our approach to sales and marketing is built around discussions with existing and prospective customers in order to understand the principal challenges our customers face and identify ways in which our software platforms can provide long-term value and results. Beginning in 2023, we introduced AIP bootcamps to the initial stages of our customer acquisition process, which helped to accelerate these discussions and provide an opportunity for our customers to experience our platforms through their own use cases in days.
Customer Acquisition
Our customer acquisition strategy generally targets large-scale, hard-to-execute opportunities at large government and commercial institutions. The high installation costs, high failure risks, complexity of data environments, and the long sales cycles associated with these opportunities raise the barriers to entry for competition. The larger, more complex, and more technologically demanding the problem, the more likely we are to succeed. Additionally, our focus in the short term remains making our principal software platforms available to an increasingly broad swath of our potential market. We believe that every institution faces challenges that our platforms and products were designed to address.
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
There are a number of sales and marketing strategies that have accelerated our ability to acquire customers in recent years:

Expansion of Access to Platforms
The speed with which our platforms can be deployed has significantly expanded the range of potential customers with which we plan on partnering over the long term. Additionally, during 2023, we introduced AIP bootcamps, which allow us to deliver real workflows on actual customer data in days. We anticipate that our reach among an increasingly broad set of customers, in both the commercial and government sectors, will accelerate moving forward, aided by our AIP bootcamps.
Our proximity to a variety of businesses and the industries in which they are operating has enhanced, and is expected to continue enhancing, our own product and business development efforts, as we continue expanding access to our platforms to the broadest possible set of customers. We believe that, as these new partners grow, we will grow with them.
Direct Sales Force
We have invested and may continue to invest in an account-based sales force to identify and capture new customers and opportunities.
We believe that our decision to build our sales force in recent years has resulted in multiple new customers, and the broadening and expansion of our commercial customer base and relationships with leading government agencies around the world.
Sector and Industry Operating Systems
In addition to supporting individual institutions, our platforms have become central operating systems for entire industries and sectors. We are developing industry operating systems to help companies and government agencies manage operations across their entire organizations. These operating systems allow our software to be distributed at scale to institutions within given industries. We have and are continuing to develop partnerships in the airline, insurance, healthcare, automotive, security and risk management, and government sectors, which we anticipate will have a significant impact on our business moving forward.
U.S. Government
We continue to believe we are uniquely positioned to provide commercially available software to the U.S. federal government. Our government customers remain a meaningful and resilient source of revenue for our business. We intend to capture an even greater share of U.S. federal government spending on software systems.
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our Customers” for a discussion of the terms of our government contracts.
Channel Sales & Cloud Partnerships
We have entered into, and continue to explore the development of, partnerships for specific industries and sectors by partnering closely with leading providers of public, private, and hybrid cloud services, which have relationships with essentially every major enterprise in the world and have large, existing sales forces. These cloud partnerships emerged as an extension of the large computing requirements for our platforms and the migration towards the cloud as the hosting environment of choice for many customers. The existing footprint of these providers provides us with access to their large customer base and expands our distribution capabilities.
We have also continued to explore the establishment of channel sales relationships and similar alliances with public and private organizations, opening a path for us to partner with varying providers, including smaller technology providers.
Joint Ventures & New Business Partnerships
We intend to continue to form joint ventures and new business partnerships, where we believe specific industries or sectors require a partner and additional investment in order to realize the full potential of our platforms. For example, in December 2023, we, through Palantir Technologies Japan KK, entered into a strategic global partnership with Fujitsu Limited through which the parties will incorporate the capabilities of Foundry and AIP as a key element in the data infrastructure for Fujitsu Uvance, a portfolio of global solutions that address business challenges and solve societal issues.
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
Research and Development
We believe that in order to fully address the most complex and valuable challenges that our customers face, we must experience and understand their problems firsthand. To do so, we embed with our users. Our research and development function is responsible for the design, development, testing, validation, and refinement of our platforms, and embedding with our users allows us to identify research and development opportunities for our platforms or new products. We focus on innovating and developing new features and modules for our new and existing platforms, including AIP, or new products, and further enhancing the functionality, reliability, usability, and performance of our platforms. By leveraging the tens of thousands of front-line hours across various industries and using emerging technologies, we can better anticipate customer needs and bring new use cases and new applications of services to our existing and potential customers. Our AIP bootcamps have and may continue to provide a forum to experience these new use cases and applications. Many of our current research and development efforts are focused on deploying software, models, and other critical assets at the edge. This includes integrations with complex hardware, operations in disconnected environments, and more. We have made, and will continue to make, significant investments in research and development to broaden our platform capabilities, strengthen our existing platforms and innovate.
Privacy and Civil Liberties
We are committed to ensuring that our software is as effective as possible while preserving individuals’ fundamental rights to privacy and civil liberties. We have made deep investments to ensure that safeguarding privacy and civil liberties protections remains central to our software and business practices.
Our platforms were built from the start to protect individual privacy and prevent the misuse of information. We are not in the business of collecting, mining, or selling data. We build software platforms that enable our customers to integrate their own data — data to which they already have access.
The same technology that makes Palantir’s software platforms so analytically powerful — the ability to construct a model of the real world from countless data points — is what allows our customers to monitor and control access to that data and its use.
Principles
As we build and implement technology to answer questions of increasing significance and complexity, we follow a set of principles that help us ensure we are doing so responsibly, including the consideration of AI ethics and best practices.
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

Customer Impact
Some examples of the ways in which our software facilitates data protection for our customers follow below.
•Our platforms serve as the central analytics system of a major law enforcement agency in northern Europe. Scandinavia has long been at the forefront of data protection, and our software facilitates effective implementation of its rigorous privacy policies.
•A financial institution required strong cryptographic guarantees of access control and selective revelation for sensitive client information on a need-to-know basis. Palantir Foundry’s integrated obfuscation tool for cryptographic processes provided both IT and data governance teams with the necessary functionality and security assurances to establish privacy and governance safeguards in operational workflows carried out by non-technical users. This service, in conjunction with system-wide advanced encryption at both storage and network levels, helps to ensure continuous security guarantees for data throughout the full data use and management lifecycle.
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
•Our platforms provide a secure, privacy-protective cloud-based data enclave which centralizes data on COVID-19 for collaborative clinical research.
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
Privacy-Enhancing Technologies
•Granular Access Controls and Dynamic Data Minimization. Our platforms provide granular access restrictions with flexible permissions frameworks, such as role-, temporal-, and purpose-based access controls. These access control frameworks enable users to see only the specific information necessary for a defined task and only for the duration needed to complete it. Beyond access controls, organizations can also apply dynamic data minimization procedures such as pseudonymization, obfuscation, and encryption to adhere to compliance obligations while considering the context of specific workflows.
•Sensitive Data Discovery and Management. Palantir’s software platforms enable users to securely integrate and analyze sensitive data. To ensure robust governance and to enforce data protection and compliance policies, our platforms also come with tools to detect and manage the use of such sensitive data.
•Oversight and Auditability. Overseeing sensitive user actions within a system is critical to ensure that data is used appropriately and in compliance with applicable policies and regulations. Palantir’s software platforms enable our customers’ internal governance, compliance, or audit teams to easily understand the nature of such sensitive user actions. Our platforms also maintain audit logs and make them accessible to authorized users, allowing them to both investigate potential past misuse of systems and flag suspicious activity proactively.
•Data Retention and Deletion. System administrators must be able to implement flexible and auditable retention policies and verify that data scheduled for deletion has truly been removed from the system. Our platforms allow organizations to ensure that out-of-date, expired, or irrelevant information is removed efficiently in order to improve data protection, governance, and compliance in accordance with applicable regulations.
•Data Provenance. Providing users with well-curated, up-to-date data is critical for building trust in an organization’s data foundation. Our platforms automatically maintain complete records of both data provenance and all transformations applied to data in the system, allowing users to assess the reliability of the data and facilitate the review and correction of inaccuracies when necessary.
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
Seasonality
We generally experience seasonality in the timing of recognition of revenue as a result of the timing of the execution of our contracts as we have historically executed many of our contracts in the third and fourth quarters due to the fiscal year ends and procurement cycles of our customers and at times we may start work prior to finalizing such contracts. See “Risk Factors—Seasonality may cause fluctuations in our results of operations and financial position.”
Employees and Human Capital
Our employees are critical to the success of our business. As of December 31, 2023, we had 3,735 full-time employees, 35% of whom are employed outside of the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.

Other than in France, where we recognize a works council, we do not recognize a union or works council in respect of employees in other jurisdictions. We have not experienced any work stoppages due to employee disputes, and we believe that our employee relations are strong.
Our human capital resources objectives include recruiting, retaining, training, and motivating our personnel. We strive to foster a diverse and inclusive culture and environment which encourages active dialogue and robust engagement on the issues most salient to employee satisfaction and believe our employees are empowered to play a significant role in shaping the direction and success of the company. One avenue for employees to contribute their voices is through Affinity Groups: employee-led resource groups that celebrate unique perspectives and backgrounds and help guide our Diversity, Equity & Inclusion (“DEI”) business initiatives. We also conduct surveys to assess the sentiment toward our values and culture, and our employees’ well-being and overall health. These surveys allow Palantir to get actionable feedback and drive awareness, discussion, and change.
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
Available Information
Our website is https://www.palantir.com, our investor relations website is https://investors.palantir.com, our LinkedIn account is @Palantir Technologies and our X (formerly known as Twitter) account is @PalantirTech. We have used, and intend to continue to use, our website, investor relations website, LinkedIn, and X (formerly known as Twitter) accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available for download free of charge through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our Annual Meeting of Stockholders (“Proxy Statement”). The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
•we may not be able to sustain our revenue growth;
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
•issues raised by the use of AI in our platforms may result in reputational harm or liability;
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
Prior to the fourth quarter of 2022, we had incurred net losses in each period since our inception. We may not achieve or maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. In addition, while we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model has historically required us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them. Though we have begun to integrate shorter, more cost effective programs such as bootcamps, these initial deployments may result in no or minimal future revenue. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to maintain or increase profitability in the future or achieve our profitability targets could adversely affect our business, financial condition, and results of operations.
We may not be able to sustain our revenue growth in the future.
Although our revenue has increased in recent periods, there can be no assurances that our revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has declined in certain recent periods, and may continue to decline in future periods. In addition, as we continue to expand our platform and product offerings, or experience greater adoption of certain of our platform and product offerings, we have and may continue to experience variability in our revenue growth in certain markets or with certain customer segments relative to other markets or customer segments. Many factors may contribute to declines or variability in our revenue growth, including macroeconomic factors, increased competition, slowing demand for our platforms from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts or failure to exercise existing options by our customers, and the maturation of our business, among others. If our revenue growth or revenue growth rate declines overall, or with respect to certain areas of our business, our business, financial condition, and results of operations could be adversely affected.
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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing Russia-Ukraine conflict and related economic sanctions, the ongoing conflict resulting from Hamas’ attack on Israel, heightened interest rates, monetary policy changes, or foreign currency fluctuations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 18% and 17% of our revenue for the years ended December 31, 2023 and 2022, respectively. Our top three customers by revenue, for the year ended December 31, 2023, have been with us for an average of eight years as of December 31, 2023. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
While we generally offer contract terms of one to five years in length, our customers sometimes enter into shorter-term contracts which may not provide for automatic renewal and may require the customer to opt-in to extend the term. Our customers have no obligation to renew, upgrade, or expand their agreements with us after the terms of their existing agreements have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with notice periods of varying lengths, generally three to six months. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths or for a reduced scope; or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations could be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.

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
As of December 31, 2023, the total remaining deal value, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value, was $3.9 billion. Of our total remaining deal value, as of December 31, 2023, $2.1 billion was the remaining deal value of our contracts with commercial customers and $1.8 billion was the remaining deal value of our contracts with government customers.
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
•changes in the way we organize and compensate our employees;
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
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of ongoing conflicts, such as those in Russia-Ukraine and Israel, and any related economic sanctions and regional instability, heightened interest rates, monetary policy changes, or foreign currency fluctuations.
In addition, many of our contracts contain termination for convenience provisions, and we may be obligated to repay prepaid amounts or otherwise not realize anticipated future revenue should we fail to provide future services as anticipated. These factors make it difficult for us to accurately predict financial metrics for any particular period.
The variability and unpredictability of our quarterly results of operations, cash flows, or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly lawsuits. We and certain of our officers and directors were sued in purported class action lawsuits and derivative lawsuits, which could result in substantial costs and a diversion of our management’s attention and resources. For additional information see Note 8. Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platforms obsolete or adversely affect our business, financial condition, and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction, or implementation of new platforms, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new platforms, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, any of which could harm our business. Moreover, the design and development of new platforms or new features and capabilities to our existing platforms may require substantial investment, and we have no assurance that such investments will be successful. If customers do not widely adopt our new platforms, products, features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be adversely affected.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,735 full-time employees as of December 31, 2023, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
In addition, our prior rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies with global operations in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, financial condition, and results of operations would be harmed.
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
Further, potential employees may request to work entirely or partially remotely. Though some of our current employees have continued to work remotely following the COVID-19 pandemic, we have a limited history of operating with a hybrid workforce. There is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity. It is also possible that remote work arrangements may have a negative impact on our ability to recruit, train, manage, and retain employees; our operations; our information, data and cyber security; consumer privacy and the risk of fraud; the execution of our business plans; our ability to maintain and strengthen our company culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices.
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
Volatility or lack of appreciation in the trading price of our Class A common stock may also affect our ability to attract and retain qualified personnel. Many of our senior personnel and other key personnel hold equity awards that have vested in part or are exercisable, which could adversely affect our ability to retain these personnel. Personnel may be more likely to leave us if the shares they own or the shares underlying their vested options, restricted stock units (“RSUs”) or other equity awards have significantly appreciated in value. In addition, many of our personnel may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.
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
In order to successfully scale our unique sales model, we may need to increase the size of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers while preserving the cultural and mission-oriented elements of our company. If we do not hire a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our unique sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we have invested, and may need to continue investing, significant resources in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.
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
In addition, our ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly, and that growth has and may continue to put additional pressure on our services teams. Our services teams may need additional personnel to respond to customer demand, and we have, and may in the future continue to, partner with third parties in providing O&M services to our customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for our O&M services. We also may be unable to modify the future scope and delivery of our O&M services to compete with changes in the services provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If we are unable to provide efficient O&M services globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel or partner with third party organizations, which could increase our expenses, and negatively impact our business, financial condition, and results of operations.
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
We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer and reseller relationships), platform partnerships, and strategic alliances (including teaming agreements) as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to additional or unexpected liabilities, including as a result of partnering with entities in new or unfamiliar territories or markets, they may conflict with our sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in 2016, we entered into a partnership with Airbus S.A.S. (“Airbus”) that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus. Additionally, in November 2019, we created a jointly controlled entity in Japan with SOMPO Holdings, Inc., in which we subsequently obtained a controlling interest in November 2022. For more information see Note 14. Business Combinations in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also created a jointly-owned entity in South Korea with HD Hyundai Co. Ltd. in December 2022 in which we have a controlling interest. We believe these arrangements offer our business strategic operational advantages within Japanese and Korean markets, but they also limit our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in Japanese and Korean markets or related industry verticals, which in turn limits our opportunities for growth in Japan and Korea and, depending on the success of each respective entity, may negatively impact our results. Furthermore, since 2020, we have entered into channel sales relationships and strategic alliances with various global system integrators that we believe provide us with more diverse go-to-market opportunities and access to a wider base of potential customers and pool of qualified subcontractor personnel that we can call upon to enhance and augment our implementation and engineering services.
When we enter into such relationships, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, or software configuration that we would otherwise provide. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement and our ability to influence, or have visibility into, the sales, marketing, and related efforts of our partners may be limited. In the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement. We may have interests that are different from our partners and/or which may affect our ability to successfully collaborate with a given partner. In addition, customer satisfaction with our products provided in connection with these arrangements may be less favorable than anticipated, negatively impacting anticipated revenue growth and results of operations of arrangements in question. Further, some of our strategic partners offer competing products and services or work with our competitors. As a result of these and other factors, many of the companies with which we have or are seeking joint ventures, channel sales relationships, platform partnerships, or strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our platforms, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with these partners, our ability to compete in a given marketplace, secure certain customer contracts (including contracts for large or complex government procurement programs), or to grow our revenue would be impaired, and our results of operations may suffer. Even if we are successful in establishing and maintaining these relationships with our partners, we cannot assure you that these relationships will result in increased customer usage of our platforms or increased revenue. Additionally, if our partners’ brand, reputation, or products are negatively impacted in any way, that could impact our expected outcomes in those markets.
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
As our joint ventures, channel sales relationships, platform partnerships, and strategic alliances come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. Furthermore, one or more of our partners in such a relationship may independently suffer a bankruptcy or other economic hardship that negatively affects its ability to continue as a going concern or successfully perform on its obligation under the arrangement. Winding down joint ventures, channel sales relationships, platform partnerships, or other strategic alliances can result in additional costs, litigation, and negative publicity. Any of these events could adversely affect our business, financial condition, results of operations, and growth prospects.
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
•challenges in successfully identifying, evaluating, and collaborating or teaming with one or more third-party partners or suppliers in order to jointly pursue, secure, and perform under large or complex customer contracts, including certain government procurement programs;
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
Large enterprises and government entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over twelve months, requiring approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization. Due to the length, size, scope, and stringent requirements of these evaluations, we typically provide short-term pilot deployments of our platforms at no or low cost initially. We sometimes spend substantial time, effort, and money in our sales efforts without producing any sales. The success of the investments that we make in the earlier stages of our sales cycle depends on factors such as our ability to identify potential customers for which our platforms have an opportunity to add significant value to the customer’s organization, our ability to identify and agree with the potential customer on an appropriate pilot deployment to demonstrate the value of our platforms, and whether we successfully execute on such pilot deployment. Even if the pilot deployment is successful, we or the customer could choose not to enter into a larger contract for a variety of reasons. For example, product purchases by large enterprises and government entities are frequently subject to budget constraints, leadership changes, multiple approvals, and unplanned administrative, processing, and other delays, any of which could significantly delay or entirely prevent our realization of sales. Finally, large enterprises and government entities typically (i) have longer implementation cycles, (ii) require greater product functionality and scalability and a broader range of services, including design services, (iii) demand that vendors take on a larger share of risks, (iv) sometimes require acceptance provisions that can lead to a delay in revenue recognition, (v) typically have more complex IT and data environments, and (vi) expect greater payment flexibility from vendors. Customers, and sometimes we, may also engage third parties to be the users of, or to integrate their products and services with, our platforms, which may result in contractual complexities and risks, require additional investment of time and human resources to train or work with the third parties and allow third parties (who may be building competitive projects or engaging in other competitive activities, or may not have appropriate organizational or technical expertise) to influence our customers’ perception of our platforms. All these factors can add further risk to business conducted with these customers. If sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.
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
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the ongoing Russia-Ukraine conflict and related economic sanctions, heightened interest rates, or monetary policy changes), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.
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
Historically, we have funded our operations and capital expenditures primarily through cash flows from operations, equity issuances, and proceeds from option exercises. Although we currently anticipate that our existing cash, cash equivalents, and U.S. treasury securities will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Additionally, there has recently been a tightening of the credit markets and rising interest rates, as well as instability in the financial services sector, which have negatively impacted the capital raising environment. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2023, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of December 31, 2023, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $376.5 million, inclusive of $40.4 million of contractual options, as of December 31, 2023. Strategic Commercial Contracts with remaining deal value as of December 31, 2023 have original contract terms, including contractual options, ranging from two to seven years, and are subject to termination for cause provisions. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers recently filed for bankruptcy, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of December 31, 2023, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $253.9 million, of which $87.3 million was recognized by us during the fiscal year ended December 31, 2023.
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
Our platforms and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem, including our customer environments. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or any third-party providers’ systems, networks, products, or components have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support or otherwise interface with us and our platforms and services. Furthermore, changes such as configurations, updates or upgrades of third-party products or services have introduced and may in the future introduce or exacerbate vulnerabilities that may compromise our systems or those of our customers. If there is a security vulnerability, error, or other bug in one of these products or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. The natural sunsetting or phasing out of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited. In addition, the locations or environments in which our software is deployed have expanded, and may continue to expand, including on customer networks, on-premises at customer sites, on edge devices, on mobile devices, in data centers, in colocation spaces or in other locations or environments that we do not maintain or operate. In such locations or environments we may not have full control over how our platforms and products are deployed, managed, or secured, our standards for information security may not be met, and our ability to deploy certain security features and controls may be limited. These locations and environments may be more vulnerable to cybersecurity attacks, phishing attacks, viruses, malware, ransomware, and hacking, or similar breaches and incidents, including those from nation-state actors or affiliated actors, and such attacks could harm our customers’ ability to operate and perform their obligations under our contracts, or result in increased costs or liabilities, a perceived or actual security breach of our platforms, or harm to our business and reputation. Moreover, if our platforms and products are not appropriately deployed, managed, and secured in these locations or environments, or such locations or environments are not appropriately secured or experience cybersecurity attacks or other security breaches or incidents, our platforms and products could be compromised, inappropriately accessed or acquired, or undergo unauthorized use, copying, and distribution, and reverse engineering of our intellectual property, which could adversely affect our business, financial condition, and results of operations. Further, certain of our platforms and services now allow customers to deploy their own applications in our environments, for example via our FedStart offering. These third-party applications have been built outside of our platforms or environments utilizing security procedures, techniques, and controls that may not meet our standards for information security, or may contain exploitable defects, errors, or bugs that could result in failures, disruptions, cybersecurity attacks, or other security breaches or incidents. Further, as we increase the number of customers we serve on our cloud environment, the likelihood increases that some usage of our products may occur that violates our terms of service or is otherwise improper or perceived as improper, which could cause reputational damage and adversely affect our business, financial condition, and results of operations.
We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems have been, and in the future may be, damaged, disrupted, or compromised by harmful events, including malicious activities, natural occurrences, inadvertent errors, cybersecurity incidents or cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches and incidents, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches or incidents may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, may include the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated, all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may not have the capacity to immediately detect such efforts, may be unable to anticipate these techniques, or may be unable to implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, our security measures may be circumvented and we cannot guarantee that past, future, or ongoing cyberattacks or other security breaches or incidents against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. Further, the practical security prioritization decisions we make based on our assessment of potential risks may not be successful in identifying or mitigating cyberattacks or other security breaches or incidents that could result in material impacts.
We have provided, and may continue to provide, our platforms, products, personnel, and services to support operations in conflict zones. Such zones are subject to, among other things, political uncertainty, geopolitical tensions, and military actions, such as those associated with the ongoing Russia-Ukraine and Israel conflicts. As a result, we and our third-party vendors have been vulnerable to a heightened risk of, and increased exposure to, cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents, including increasingly sophisticated threats, from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or intentional or unintentional action or inaction by employees or third parties, which may result in unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering, bad actors, or human error.
If an actual or perceived breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity attack, threat, or incident occurs, we may face direct or indirect liability, costs, or damages, including expenses related to responding and/or alleviating an actual or perceived breach or other incident, contract termination, our reputation in the industry and with current and potential customers may be compromised, our ability to attract new customers could be negatively affected, our management’s attention could be diverted, and our business, financial condition, and results of operations could be materially and adversely affected.
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
We maintain cybersecurity insurance and other types of insurance, subject to applicable deductibles and policy limits, but our insurance may not be sufficient to cover all costs associated with a potential data security incident. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim as a result of inapplicability of coverage or administrative or procedural issues. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our financial condition.

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
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges, the application or interpretation of which are complex and will likely continue to evolve. Moreover, AI, including our use of AI, may create additional cybersecurity risks or increase existing cybersecurity risks, and may result in cyberattacks, security breaches, phishing attacks, or other incidents. Our technologies and business practices are designed to mitigate many of these risks. For example, our platforms include data governance tools and machine learning modeling tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our customers and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.
We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some or all of certain key technology platform features or functions of our business, including our cloud-based services (including Palantir Cloud, as defined in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations”), customer relationship management activities, billing and order management, cybersecurity program, and financial accounting services. Additionally, we rely on computer hardware purchased in order to deliver our platforms and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our platforms, cause our platforms to fail, our revenue and margins could decline, or our reputation and brand could be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers which may not be compensated by our third-party providers which are responsible for the liability.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, such the ongoing conflict resulting from Hamas’ attack on Israel, natural disasters, public health crises (such as the COVID-19 pandemic), geopolitical tensions such as those that may be caused by the ongoing Russia-Ukraine conflict, or acts of misconduct. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity or upgrading technology, infrastructure, and software applications each require lead time and resources. AWS, Microsoft Azure, and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If AWS, Microsoft Azure, or other third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.
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
Because we offer very complex technology platforms, various errors, defects, failures, or bugs have occurred and may in the future occur, especially when platforms, products or capabilities are introduced, configured or reconfigured, or when upgrades, new versions or other product or infrastructure updates are deployed, installed, configured, or released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite our internal systems and processes, errors, failures, or bugs may not be found or may not be properly mitigated or remediated in configured, reconfigured, upgraded or new software or other releases until after commencement of commercial shipments. Errors, failures, defects, and bugs have affected the performance of our platforms and can also delay the development or release of new platforms, products or capabilities or upgrades or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to errors, failures, defects, or bugs in our platforms than in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms, allegations of unsatisfactory performance, real or perceived errors, defects, or failures, such as data loss, or untimely or ineffective upgrades, patches, or other fixes to address errors, failures, defects, or bugs, could increase the risk of security vulnerabilities, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, cause us to issue credits or refunds, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, new legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, Colorado and Utah each has enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas each has enacted similar legislation that will become effective in 2024; Tennessee, Iowa, and Delaware each has enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026.
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
In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. As these legal regimes relating to privacy, data protection, and information security continue to evolve, they may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our platforms, or we may simply fail to properly develop or implement our practices, policies, procedures, or features in compliance with such obligations. If so, in addition to the possibility of fines, lawsuits, investigations, and other claims or proceedings, we could be required to fundamentally change our business activities and practices or modify our platforms, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing obligations, make enhancements, or develop new platforms and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platforms.
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
Our successes to date have primarily come from customers in relatively stable and developed countries, but we are in the process of entering new and emerging markets in non-U.S. countries, including with law enforcement, national security, and other government agencies, as part of our growth strategy. These new and emerging markets may involve uncertain business, technology, and economic risks and may be difficult or impossible for us to penetrate, even if we were to commit significant resources to do so.
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
•compliance with multiple and changing foreign laws and regulations, including those governing employment, privacy, data protection, information security, data transfer, AI, and the risks and costs of non-compliance with such laws and regulations;
•new and different sources of competition not present in the United States;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may cause us to withdraw from particular markets, or impact financial results and result in restatements of financial statements and irregularities in financial statements;
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of the ongoing Russia-Ukraine conflict, as well as economic sanctions the United States and other countries have imposed on Russia, and the ongoing conflict resulting from Hamas’ attack on Israel;

•weaker protection of intellectual property rights in some countries and the risk of potential theft, copying, or other compromises of our technology, data, or intellectual property in connection with our non-U.S. operations, whether by state-sponsored malfeasance or other foreign entities or individuals;
•volatility and fluctuations in currency exchange rates, including that, because many of our non-U.S. contracts are denominated in U.S. dollars, an increase in the strength of the U.S. dollar in the past has made our products more expensive for non-U.S. dollar denominated customers, which may make doing business with us less appealing to such customers;
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
Failure to comply with governmental laws and regulations or contractual requirements could harm our business, and we have been, and expect to be, the subject of legal and regulatory inquiries, which may result in monetary payments or may otherwise negatively impact our reputation, business, and results of operations.
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The EU has reached provisional agreement on a new regulation, the EU AI Act, that, when adopted, could impose onerous obligations related to the sale and use of AI-related systems. Further, certain administrations, including in the United States, have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
Many governments have enacted laws requiring companies to provide notice of data security breaches or incidents involving certain types of data, including personal data. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, most of our customers, including U.S. government customers, contractually require us to notify them of certain data security breaches and incidents. However, determining whether a cybersecurity incident has occurred and is notifiable or reportable may not be straightforward, and we may not effectively identify all relevant cybersecurity incidents in a timely manner, or at all. If we are unable to comply with contractual or regulatory notification requirements, which may include timelines for appropriate notification or methods by which such notifications must be made, we may be subject to additional penalties, contractual liability, and reputational damage.
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
We have previously been, and are currently, and from time to time going forward may become involved in and subject to regulatory or other governmental inquiries or investigations, or government or private-party litigation or proceedings for a variety of claims or disputes. These claims, lawsuits, and proceedings have involved, and could in the future involve, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings involving breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters have been, and may in the future be, asserted against our officers and directors by our stockholders. In addition, we and certain of our officers and directors were sued in purported class action lawsuits and derivative lawsuits. Our business and results may be adversely affected by the outcome of any currently pending or any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.
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
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition.
We could be subject to additional tax liabilities.
We are subject to federal, state, and local income taxes in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws. Moreover, we are subject to the examination of our income tax returns by tax authorities in the United States and various foreign jurisdictions, which may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.
For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our Share Repurchase Program. Additionally, provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and foreign based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively. Beginning January 1, 2022, we began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 years for international research rather than expensing these costs as incurred.
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income, and cash flows. We have considered the impact of Pillar Two rules and determined that we became subject to such rules starting January 1, 2024 in some jurisdictions, but we do not believe that such developments will have a material impact on our financial condition or results of operations during the year ended December 31, 2024.
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
We record an asset for the future tax benefits from unused U.S. federal, state, and foreign net operating losses (“NOLs”) and tax credits subject to a full valuation allowance. Federal, state, and foreign taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize our NOLs and tax credits. In general, under Section 382 of the United States Internal Revenue Code of 1986 (the “Code”), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior year NOLs could expire without benefit. Changes in the law may also impact our ability to use our NOLs and tax credit carryforwards.
There is also a risk that the expiration of our existing NOLs or tax credits or a limitation on their use to offset future income tax liabilities could result from statutory or regulatory changes.

Our results of operations may be harmed if we are required to collect sales or other related taxes for our license arrangements in jurisdictions where we have not historically done so.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit U.S. sales and use tax, value-added tax (“VAT”), and goods and services tax (“GST”) in a number of jurisdictions. It is possible, however, that we could face sales tax, VAT, or GST audits and that our liability for these taxes could exceed our estimates as state and foreign tax authorities could still assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We could also be subject to audits in states and foreign jurisdictions for which we have not accrued tax liabilities. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us or may determine that such taxes should have, but have not been, paid by us.
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
•changes in the political environment, including before or after a change to the leadership within the government administration, or due to ongoing conflicts such as the Russia-Ukraine conflict and related economic sanctions or the conflict resulting from Hamas’ attack on Israel, and regional instability, and any resulting uncertainty or changes in policy or priorities and resultant funding;
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
•potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the COVID-19 pandemic; and
•increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors.
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
Because we generate a substantial portion of our revenue from contracts with governments and government agencies, and in particular from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2024. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
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
•our repurchase of shares of our Class A common stock pursuant to our Share Repurchase Program;
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
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine conflict, incidents of terrorism, such as Hamas’ attack against Israel, pandemics, or responses to these events; and
•general macroeconomic conditions, such as heightened interest rates and slow or negative growth of our markets.

In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the trading prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, including the purported class action lawsuits and derivative lawsuits filed against us and certain of our officers and directors, could result in substantial costs and a diversion of our management’s attention and resources and harm our business, financial condition, and results of operations. Further, in the future, we may be the target of additional litigation of this type.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of December 31, 2023, approximately 5.5 million options will expire through December 2024 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.

As of December 31, 2023, there were 2,096,981,727 shares of our Class A common stock outstanding, 102,140,987 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of December 31, 2023, there were outstanding options to purchase an aggregate of 95,124,395 shares of our Class A common stock and 183,345,998 shares of our Class B common stock, 42,511,071 shares of our Class A common stock and 39,750,000 shares of Class B common stock subject to RSUs, and 1,975,925 shares of our Class A common stock subject to performance-based RSUs (“P-RSUs”). All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or stock appreciation rights (“SARs”), or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 24.5% of the voting power of our outstanding capital stock in the aggregate as of February 13, 2024.

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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of February 13, 2024. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,200,127,714 shares of our common stock outstanding as of December 31, 2023. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of December 31, 2023, our Founders were 56, 56, and 41 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, our multi-class governance structure may make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track such indices would not invest in our stock. For example, from 2017 until recently, Standard & Poor’s did not allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. These policies may depress our valuation compared to those of other similar companies that do not have multi-class governance structures.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. Over the past two years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including heightened interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding our relationships with existing customers, and lower or no growth. For example, some of our early-stage Investee customers recently filed for bankruptcy and we may not realize the full value of our commercial contracts with such customers as a result.
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
Moreover, to the extent challenging macroeconomic conditions adversely affect our business, financial condition, and results of operations, these events, alone or in combination, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to maintaining company culture, our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, and generate sufficient cash flow to service our indebtedness, volatility in the trading price of our Class A common stock, and our ability to comply with the covenants in the agreements that govern our indebtedness.
We may face exposure to foreign currency exchange rate fluctuations.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese yen (“JPY”), and British pound sterling (“GBP”). We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. However, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies and we may also hold monetary assets and liabilities in currencies other than the respective subsidiaries’ functional currency. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally.
In prior years, the U.S. dollar strengthened compared to other currencies, which increased and has the potential to increase in the future the real cost of our platforms to our customers outside of the United States, which could reduce demand for our platforms and adversely affect our financial condition and results of operations. Continued increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenues being lower, result in increased expenses for our non-U.S. operations, or otherwise impact our financial condition and results of operations.

Natural disasters, including climate change, and other catastrophic events beyond our control could harm our business.
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics (such as COVID-19), terrorism, such as Hamas’ attack against Israel, political unrest, cyberattacks including as may be exacerbated by the ongoing Russia-Ukraine conflict, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We have been, and may continue to be, subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Colorado headquarters have experienced and may continue to experience, climate-related events and at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with the wildfires. Additionally, while some employees have returned to our offices, it will remain difficult to mitigate the impact of these events on our employees continuing to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers, and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We maintain a security organization that is responsible for overseeing security practices across the Company, including with respect to information, personnel, and facilities. Our information security team maintains policies and processes for assessing, identifying, and managing material risk from cybersecurity and other information security threats, including as may be related to our third party vendors and suppliers.
Our Chief Information Security Officer leads our information security team and works with Palantir’s other departments in areas such as facilities, physical security, operations, data protection, information technology, product development, finance, legal and compliance, where necessary in assessing and reviewing risks and identifying actions to be taken. As part of our overall approach to risk management, we monitor and evaluate the sufficiency of our policies, processes and controls, including with respect to cybersecurity risks and process.
Regular assessments and reviews, both internal and independent, are conducted on Palantir information assets and networks, including systems, devices, applications, and related computing resources, to evaluate potential risks and vulnerabilities, identify actions to be taken, and evaluate the effectiveness of our cybersecurity program and controls. Risk management exercises occur regularly, and in response to changes in Company operations, risk landscape, and threat actor activities using threat modeling, risk forecasting, and other techniques to identify where investments in security should be made. Internal assessments occur based on results from risk management exercises, changes in infrastructure, cybersecurity risks, threat actor activity, and in response to other internal or external events. External assessments are conducted by independent assessors, consultants, or auditors, as relevant, and occur regularly in order to maintain our certifications and accreditations with certain compliance regimes (for example, FedRAMP).
We also provide employees with policies and training in areas such as ethics, corruption, information security, social engineering, data protection, and compliance, and with regular updates on the cybersecurity program and potential threats.
Additionally, Palantir utilizes third-party software, services, and providers in our cybersecurity program in furtherance of our security processes such as endpoint security, threat intelligence, cloud security, and authentication services. The third-party vendors we engage with are generally required to implement industry standard technical, administrative, cybersecurity, and physical measures designed to protect the security and confidentiality of Palantir information (including customer information). Additionally, such providers undergo review, dependent on the software and services they are expected to provide, as part of our vendor onboarding process and may be subject to additional review upon certain critical events, or in connection with contract renewals. Third-party providers must notify Palantir promptly of relevant security incidents.
We face a number of cybersecurity risks in connection with our business. To date, our business strategy, results of operations, and financial condition have not been materially affected by cybersecurity incidents. For additional information, please refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K, including the risk factors under the section entitled “Risks Related to Intellectual Property, Information Technology, Data Privacy, and Security”.

Governance
Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. Our Board of Directors administers its cybersecurity risk oversight function directly and may choose to administer this function through its committees as well.
Our Chief Information Security Officer oversees our cybersecurity program, policies and processes, including those described in “Risk Management and Strategy” above, and works with the information security team and other stakeholders on the prevention, detection, mitigation, response and remediation of cybersecurity incidents, as applicable. As our information security team monitors the security and effectiveness of our policies and processes, they also work to keep the Chief Information Security Officer and other members of leadership informed of critical incidents, process updates, or other material details, in accordance with our internal reporting structure. Our Chief Information Security Officer in turn provides periodic briefings to our Board of Directors regarding our company’s cybersecurity risks and activities, which would include recent material cybersecurity incidents and related responses, if any, changes to the risk landscape, and updates or changes to the cybersecurity program. Our Chief Information Security Officer has over 15 years of direct, technical cybersecurity experience in the commercial and government sectors, and holds an undergraduate degree in infrastructure assurance and a graduate degree in information security engineering, as well as certifications in information security. The information security team includes employees with broad ranging experience in cybersecurity threat assessments and detection, incident response, and mitigation and management of various types of threats, including from insiders and nation-state actors.
ITEM 2. PROPERTIES
Facilities
We have leased principal properties in Denver, Colorado, which is the location of our corporate headquarters; in Palo Alto, California; New York City, New York; Washington, D.C.; and London, England. In addition, we lease various other office spaces throughout the world.

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
Holders of Record
As of February 13, 2024, there were 1,076 holders of record of our Class A common stock, 28 holders of record of our Class B common stock, and one holder of record of our Class F common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
In August 2023, our Board of Directors authorized the Share Repurchase Program which allows for the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock. The Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. During the year ended December 31, 2023, we did not repurchase any shares of our Class A common stock under the Share Repurchase Program. For additional information see Note 9. Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since September 30, 2020 (the date our Class A common stock commenced trading on the NYSE (“Direct Listing”)) relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on September 30, 2020, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

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
This section of this Annual Report on Form 10-K generally discusses fiscal years 2023 and 2022 items and year-to-year comparisons between fiscal years 2023 and 2022. Discussions of fiscal year 2022 items and year-to-year comparisons between fiscal years 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 21, 2023 and is incorporated herein by reference.
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
We have built four principal software platforms, Gotham, Foundry, Apollo, and our Artificial Intelligence Platform (“AIP”). Gotham and Foundry enable institutions to transform massive amounts of information into an integrated data asset that reflects their operations, and AIP leverages the power of our existing machine learning technologies alongside large language models (“LLMs”) directly within Gotham and/or Foundry to help connect AI to enterprise data. For over a decade, Gotham has surfaced insights for global defense agencies, the intelligence community, disaster relief organizations and beyond. Foundry is becoming a central operating system not only for individual institutions but also for entire industries. Apollo, which we began offering as a commercial solution in 2021, is a cloud-agnostic, single control layer that coordinates ongoing delivery of new features, security updates, and platform configurations, helping to ensure the continuous operation of critical systems. Apollo allows our customers to run their software in virtually any environment.
In 2023, we began deploying our newest offering, AIP, which is designed for customers across the commercial and government sectors, enabling them to derive value from recent breakthroughs in artificial intelligence via the combination of our existing software platforms with LLMs. We believe AIP uniquely allows users to connect LLMs and other AI with their data and operations to facilitate decision-making within the legal, ethical, and security constraints that they require.
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
For the year ended December 31, 2023, we generated $2.2 billion in revenue, reflecting a 17% growth rate from the year ended December 31, 2022, when we generated $1.9 billion in revenue.
In the year ended December 31, 2023, we generated income from operations of $120.0 million, or adjusted income from operations of $632.8 million when excluding stock-based compensation and related employer payroll taxes. In the year ended December 31, 2022, our losses from operations were $161.2 million, or adjusted income from operations of $420.8 million when excluding stock-based compensation and related employer payroll taxes.
In the year ended December 31, 2023, our gross profit was $1.8 billion, reflecting a gross margin of 81%, or 82% when excluding stock-based compensation. In the year ended December 31, 2022, our gross profit was $1.5 billion, reflecting a gross margin of 79%, or 81% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income (loss) from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended December 31, 2023, we had 497 customers, including companies in various commercial sectors and government agencies around the world. During the period ended December 31, 2022, we had 367 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. As of December 31, 2023, we expect to generate revenue from contracts closed during the year ended December 31, 2023 for an additional 3.4 years on a dollar-weighted average contract duration basis. Dollar-weighted average contract duration represents the length of time we expect to generate revenue on average, based on the total potential lifetime length and value of contracts entered into with, or awarded by, our customers at the time of contract execution, presuming that our customers will exercise all of the contractual options available to them and no termination of contracts, although the majority of our contracts are subject to termination provisions, including for convenience, and there can be no guarantee that contracts are not terminated or that contract options will be exercised. We calculate this duration on a dollar-weighted basis to adjust for smaller deals. The timing of our customer billings and receipt of payments varies from contract to contract. Our average revenue for the top twenty customers during the trailing twelve months ended December 31, 2023 was $54.6 million, which grew 11% from an average of $49.4 million in revenue from the top twenty customers during the trailing twelve months ended December 31, 2022, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the year ended December 31, 2023, 55% of our revenue came from government customers and 45% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the year ended December 31, 2023, we generated 62% of our revenue from customers in the United States and the remaining 38% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended December 31, 2023 was $1.4 billion, which grew 19% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
We continue to believe that our government customers remain a meaningful and resilient source of revenue for our business, particularly during periods of economic uncertainty. However, large government customers in particular are generally subject to a number of uncertainties regarding budgets and spending levels, changes in timing and spending priorities, and regulatory and policy changes, which can make it difficult to predict when, or if, we will make sales to such customers or the size and scope of any contract awards. See also the discussion of “Risks Related to Relationships and Business with the Public Sector” within “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
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
Total remaining deal value is the total remaining value of contracts that have been entered into with, or awarded by, our customers as of the end of the reporting period. Total remaining deal value presumes the exercise of all contract options available to our customers and no termination of contracts. However, the majority of our contracts are subject to termination provisions, including for convenience, and there can be no guarantee that contracts are not terminated or that contract options will be exercised. Further, total remaining deal value may exclude all or some portion of the value of certain commercial contracts as a result of our ongoing assessments of customers’ financial condition, including the consideration of such customers’ ability and intention to pay, and whether such contracts continue to meet the criteria for revenue recognition, among other factors.
As of December 31, 2023, the total remaining deal value of the contracts, as defined above, was $3.9 billion, up 5% from December 31, 2022, when our total remaining deal value of such contracts was $3.7 billion.
Of our total remaining deal value, as of December 31, 2023, the total remaining deal value of the contracts that we entered into with commercial customers, including existing contractual obligations and available contractual options, as defined above, was $2.1 billion, up 7% from December 31, 2022, when the total remaining deal value of such contracts was $2.0 billion.

As of December 31, 2023, the total remaining deal value of the contracts that we had been awarded by government agencies in the United States and allied countries around the world, including existing contractual obligations and contractual options available to those government agencies, was $1.8 billion, up 4% from December 31, 2022, when the total value of such contracts was $1.7 billion.
When calculating the total remaining deal value of government contracts, we do not include government contracts known as IDIQ contracts, totaling $4.1 billion, as of December 31, 2023, that we have been awarded, but where the funding of such contracts has not yet been determined. The funding of these contracts is not guaranteed.
Many of our government and commercial contracts are subject to termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, geopolitical tensions, heightened interest rates, monetary policy changes, and foreign currency fluctuations. Additionally, these macroeconomic impacts have disrupted, and may continue to disrupt, the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
See the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K for further discussion of the impact of macroeconomic trends on our business.
Geopolitical Tensions
Our business operations are subject to interruption by events that are beyond our control, including geopolitical tensions. We continue to closely monitor the impact of various geopolitical tensions and their global impacts on our business. While the ongoing Russia-Ukraine and Israel conflicts are still evolving and the outcomes remain highly uncertain, we do not expect that resulting challenging macroeconomic conditions will have a material impact on our business or results of operations.
We do not currently have office locations in Russia or Palestinian territories and none of our revenues came from sales to entities headquartered in those countries or territories. In 2023, we announced partnerships with Ukraine to support its defense and reconstruction efforts and investigations of potential war crimes, among other activities. In 2024, we agreed to a strategic partnership with the Israeli Defense Ministry to supply technology to Israel to assist in the ongoing war. However, our current operations related to Ukraine and Israel are not material to our financial position or results of operations. If the respective conflicts continue or worsen, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.
Foreign Currency Exchange Rates
Exchange rates are subject to significant and rapid fluctuations due to a number of factors, including interest rate changes, monetary policy changes, and political and economic uncertainty which may adversely affect our results of operations or financial position.
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and GBP) has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than U.S. dollars. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the JPY, Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the year ended December 31, 2023, such impacts were not material to our financial position or results of operations.
Customer Impacts
Current macroeconomic conditions have impacted, and may continue to adversely impact, our customers’ businesses, particularly our early- and growth-stage customers. Relationships with early- or growth-stage customers carry inherent risks because, among other things, such customers may be unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them in the current macroeconomic environment, which has impacted, and may continue to impact, our expected revenue and collections. As a result, current macroeconomic conditions have impacted, and may continue to impact, our ability to realize the full value of our commercial contracts with such early- or growth-stage customers. For additional information, see Note 4. Investments and Fair Value Measurements in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our consolidated statements of operations. Thus, our non-GAAP contribution margin; gross profit and gross margin, excluding stock-based compensation; and adjusted income from operations should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.
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
Contribution Margin
The following table provides a reconciliation of contribution margin for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Years Ended December 31,
	2023	2022
Income (loss) from operations	$119,966	$(161,201)
Add:
Research and development expenses (1)	306,560	265,808
General and administrative expenses (1)	343,126	365,768
Total stock-based compensation expense	475,903	564,798
Total contribution	$1,245,555	$1,035,173
Contribution margin	56%	54%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Years Ended December 31,
	2023	2022
Gross profit	$1,793,907	$1,497,322
Add: stock-based compensation	35,995	44,061
Gross profit, excluding stock-based compensation	$1,829,902	$1,541,383
Gross margin, excluding stock-based compensation	82%	81%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Income (loss) from operations	$119,966	$(161,201)
Add: stock-based compensation	475,903	564,798
Add: employer payroll taxes related to stock-based compensation	36,907	17,156
Adjusted income from operations	$632,776	$420,753
Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to access our software platforms in our hosted environment along with ongoing O&M services (“Palantir Cloud”), software subscriptions in our customers’ environments with ongoing O&M services (“On-Premises Software”), and professional services.
Palantir Cloud
Our Palantir Cloud subscriptions grant customers the right to access the software functionality in a hosted environment controlled by Palantir and are sold together with stand-ready O&M services, as further described below. We agree to provide continuous access to our hosted software throughout the contract term. Revenue associated with Palantir Cloud subscriptions is generally recognized over the contract term on a ratable basis, which is consistent with the transfer of control of the Palantir services to the customer.
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
Cost of Revenue
Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as field-service representatives, third-party cloud hosting services, hardware costs, travel costs, allocated overhead, and other direct costs.
We expect that cost of revenue will increase in absolute dollars as our revenue grows and will vary from period to period as a percentage of revenue.
Sales and Marketing
Our sales and marketing efforts span all stages of our sales cycle, including personnel involved with sales functions, and executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, commissions, and benefits for our sales force and personnel involved in sales functions, executing on pilots, including bootcamps, and customer growth activities; as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, travel costs, and allocated overhead. Sales and marketing costs are generally expensed as incurred.
We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business, in our sales force, and in enhancing our brand awareness.
Research and Development
Our research and development efforts are aimed at continuing to develop and refine our offerings, including adding new platforms, features, and modules, increasing their functionality, and enhancing the usability of our platforms. Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine our platforms and products, as well as third-party cloud hosting services and other IT-related costs, travel costs, and allocated overhead. Research and development costs are expensed as incurred.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency exchange gains and losses and realized and unrealized losses from equity securities. The year ended December 31, 2022 also included a gain from a step acquisition.
Provision for Income Taxes
Provision for income taxes consists of income taxes related to foreign and state jurisdictions in which we conduct business and withholding taxes.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests represents the share of income (loss) that is not attributable to the Company.
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
Segment profitability is evaluated based on contribution and contribution margin. Contribution is segment revenue less the related costs of revenue and sales and marketing expenses, excluding stock-based compensation expense. Contribution margin is contribution divided by revenue. To the extent costs of revenue or sales and marketing expenses are not directly attributable to a particular segment, they are allocated based upon headcount at each operating segment during the period. We use it, in part, to evaluate the performance of, and allocate resources to, each of our operating segments, which excludes certain operating expenses that are not allocated to operating segments because they are separately managed at the consolidated corporate level, or are noncash costs. These unallocated or noncash costs include stock-based compensation expense, research and development costs, and general and administrative costs, such as legal and accounting costs.

Results of Operations
The following table summarizes our consolidated statements of operations data (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenue	$2,225,012	$1,905,871	$1,541,889
Cost of revenue	431,105	408,549	339,404
Gross profit	1,793,907	1,497,322	1,202,485
Operating expenses:
Sales and marketing	744,992	702,511	614,512
Research and development	404,624	359,679	387,487
General and administrative	524,325	596,333	611,532
Total operating expenses	1,673,941	1,658,523	1,613,531
Income (loss) from operations	119,966	(161,201)	(411,046)
Interest income	132,572	20,309	1,607
Interest expense	(3,470)	(4,058)	(3,640)
Other income (expense), net	(11,977)	(216,077)	(75,415)
Income (loss) before provision for income taxes	237,091	(361,027)	(488,494)
Provision for income taxes	19,716	10,067	31,885
Net income (loss)	217,375	(371,094)	(520,379)
Less: Net income attributable to noncontrolling interests	7,550	2,611	—
Net income (loss) attributable to common stockholders	$209,825	$(373,705)	$(520,379)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Years Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	19	21	22
Gross margin	81	79	78
Operating expenses:
Sales and marketing	34	37	40
Research and development	18	19	25
General and administrative	24	31	40
Total operating expenses	76	87	105
Income (loss) from operations	5	(8)	(27)
Interest income	6	1	—
Interest expense	—	—	—
Other income (expense), net	—	(12)	(5)
Income (loss) before provision for income taxes	11	(19)	(32)
Provision for income taxes	1	1	2
Net income (loss)	10	(20)	(34)
Less: Net income attributable to noncontrolling interests	1	—	—
Net income (loss) attributable to common stockholders	9%	(20)%	(34)%

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Years Ended December 31,		Change
	2023	2022	Amount	%
Revenue:
Government	$1,222,215	$1,071,776	$150,439	14%
Commercial	1,002,797	834,095	168,702	20%
Total revenue	$2,225,012	$1,905,871	$319,141	17%
Revenue increased by $319.1 million, or 17%, for the year ended December 31, 2023 compared to 2022. Revenue from government customers increased by $150.4 million, or 14%, for the year ended December 31, 2023 compared to 2022. Of the increase, $129.4 million was from existing government customers as of December 31, 2022. Generally, increases in revenue from our existing customers are a result of expanded use of our products and services within their organizations. Revenue from U.S. government customers was $921.2 million for the year ended December 31, 2023 compared to $826.3 million for the same period in 2022. Revenue from commercial customers increased by $168.7 million, or 20%, for the year ended December 31, 2023 compared to 2022. Of the increase, $79.6 million was from existing customers as of December 31, 2022, which included an offsetting decrease of $31.1 million of revenue from Strategic Commercial Contracts. See Note 4. Investments and Fair Value Measurements in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Revenue from U.S. commercial customers was $457.1 million for the year ended December 31, 2023 compared to $335.1 million for the same period in 2022.
Cost of Revenue and Gross Profit

	Years Ended December 31,		Change
	2023	2022	Amount	%
Cost of revenue	$431,105	$408,549	$22,556	6%
Gross profit	1,793,907	1,497,322	296,585	20%
Gross margin	81%	79%
Cost of revenue for the year ended December 31, 2023 increased by $22.6 million, or 6%, compared to 2022. The increase was primarily due to increases of $12.2 million in third-party cloud hosting services and other IT costs driven by usage from customer growth and expansion, $9.4 million in payroll and other payroll-related costs as a result of higher average headcount during the year, and $7.5 million in field service representatives, hardware, and other direct costs generally related to new or expanded projects. The increases were partially offset by a decrease of $5.9 million in stock-based compensation expense and related expenses, net. For additional information, see the section titled “Stock-Based Compensation” below.
Our gross margin for the year ended December 31, 2023 increased by 2% compared to 2022, as revenue growth outpaced costs of revenue. The primary cause of this growth rate variation was the decrease in stock-based compensation expense and related expenses, net in cost of revenue and smaller growth in field service representatives and other direct costs relative to revenue growth as compared to the prior year.
Operating Expenses

	Years Ended December 31,		Change
	2023	2022	Amount	%
Sales and marketing	$744,992	$702,511	$42,481	6%
Research and development	404,624	359,679	44,945	12%
General and administrative	524,325	596,333	(72,008)	(12)%
Total operating expenses	$1,673,941	$1,658,523	$15,418	1%
Sales and Marketing
Sales and marketing expenses increased by $42.5 million, or 6%, for the year ended December 31, 2023 compared to 2022. The increase was primarily due to increases of $53.6 million in payroll and other payroll-related costs driven by higher average headcount, $20.2 million in travel and office-related costs, and $10.2 million in professional services. The increases were partially offset by a decrease of $26.2 million in stock-based compensation expense and related expenses, net. For additional information, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $44.9 million, or 12%, for the year ended December 31, 2023 compared to 2022. The increase was primarily due to increases of $17.2 million in payroll and other payroll-related costs driven by higher average headcount, $9.6 million in third-party cloud hosting services and other IT costs, and $9.2 million in stock-based compensation expense and related expenses. For additional information, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses decreased by $72.0 million, or 12%, for the year ended December 31, 2023 compared to 2022. The decrease was primarily due to decreases of $46.2 million in stock-based compensation expense and related expenses, net, $17.9 million in professional services, and $11.3 million in travel costs. This decrease was partially offset by an increase of $15.0 million in payroll and other payroll-related costs driven by higher average headcount. For additional information see the section titled “Stock-Based Compensation” below.
Stock-Based Compensation

	Years Ended December 31,		Change
	2023	2022	Amount	%
Cost of revenue	$35,995	$44,061	$(8,066)	(18)%
Sales and marketing	160,645	196,301	(35,656)	(18)%
Research and development	98,064	93,871	4,193	4%
General and administrative	181,199	230,565	(49,366)	(21)%
Total stock-based compensation expense	$475,903	$564,798	$(88,895)	(16)%
Stock-based compensation expenses decreased by $88.9 million, or 16%, for the year ended December 31, 2023 compared to 2022. The decrease was primarily driven by lower expense under the accelerated attribution method for RSUs granted prior to our Direct Listing, during the year ended December 31, 2023 compared to the same period in 2022. Additionally, stock-based compensation expenses decreased due to the cancellation and vesting of options and RSUs during the year.
Interest Income

	Years Ended December 31,		Change
	2023	2022	Amount
Interest income	$132,572	$20,309	$112,263
Interest income increased by $112.3 million for the year ended December 31, 2023 compared to 2022 primarily due to higher U.S. interest rates and increases in our interest-bearing cash and cash equivalents, and our investments in short-term U.S. treasury securities.
Interest Expense

	Years Ended December 31,		Change
	2023	2022	Amount
Interest expense	$(3,470)	$(4,058)	$588
There was no material change in interest expense for the year ended December 31, 2023 compared to 2022.
Other Income (Expense), Net

	Years Ended December 31,		Change
	2023	2022	Amount
Other income (expense), net	$(11,977)	$(216,077)	$204,100

Other income (expense), net changed by $204.1 million for the year ended December 31, 2023 compared to 2022 primarily due to the net decrease in unrealized losses from our shares held in equity securities, partially offset by an increase in net realized losses from sales of publicly-traded equity securities, and $44.3 million gain from a “step acquisition” (as defined by U.S. GAAP) that was reported in 2022. For additional information see Note 4. Investments and Fair Value Measurements and Note 14. Business Combinations in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Provision for Income Taxes

	Years Ended December 31,		Change
	2023	2022	Amount
Provision for income taxes	$19,716	$10,067	$9,649
Provision for income taxes increased by $9.6 million for the year ended December 31, 2023 compared to 2022 primarily due to the increase in foreign income taxes as the result of higher foreign taxable income and higher foreign withholding taxes in the current year. The Company maintains a full valuation allowance against its U.S. federal and state, and certain foreign deferred tax assets. For additional information see Note 11. Income Taxes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
We generated positive cash flow from operations for the year ended December 31, 2023. We had cash, cash equivalents, and short-term U.S. treasury securities totaling $3.7 billion available as of December 31, 2023. We believe that cash flows generated from operations, cash, cash equivalents, marketable securities, available funds, and access to financing sources, including our credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We have historically generated significant losses from our operations as reflected in our consolidated balance sheets and while we have generated income from operations and positive cash flows from operations in the year ended December 31, 2023, the amounts may fluctuate for the foreseeable future.
As of December 31, 2023, our accumulated deficit balance was $5.6 billion, and our principal sources of liquidity were cash, cash equivalents, and short-term U.S. treasury securities totaling $3.7 billion.
As of December 31, 2023, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our credit facility. For more information, see Note 6. Debt in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including, but not limited to, the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies; additionally, we may repurchase shares of our Class A common stock from time to time under our Share Repurchase Program. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected. For additional information on our Share Repurchase Program, see Note 9. Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$712,183	$223,737	$333,851
Investing activities	(2,711,180)	(45,427)	(397,912)
Financing activities	218,839	85,996	306,747
Effect of foreign exchange on cash, cash equivalents, and restricted cash	2,930	(3,885)	(3,918)
Net increase in cash, cash equivalents, and restricted cash	$(1,777,228)	$260,421	$238,768
Operating Activities
Net cash provided by operating activities was $712.2 million and $223.7 million for the year ended December 31, 2023 and 2022, respectively. The increase was primarily driven by timing of payments to vendors and timing of the receipt of payments from our customers, as well as an increase in interest income.
Investing Activities
Net cash used in investing activities was $2.7 billion and $45.4 million for the year ended December 31, 2023 and 2022, respectively. The increase in cash used in investing activities was primarily due to purchases of marketable securities, primarily comprised of short-term U.S. treasury securities, offset by proceeds from sales and redemptions of marketable securities.
Financing Activities
Net cash provided by financing activities was $218.8 million and $86.0 million for the year ended December 31, 2023 and 2022, respectively, each of which primarily consisted of proceeds from the exercise of common stock options.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Noncancelable purchase commitments(1)	$2,082,992	$131,342	$367,400	$481,150	$1,103,100
Operating lease commitments, net of sublease income amounts(2)	174,399	50,827	69,016	23,201	31,355
Total contractual obligations and commitments	$2,257,391	$182,169	$436,416	$504,351	$1,134,455
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
(2) The contractual commitment amounts under operating leases in the table above are primarily related to facility and equipment leases. Operating lease commitments are reflected net of $102.4 million of sublease income from tenants in certain of our leased facilities. Refer to Note 7. Leases in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
Our deferred revenue and deferred revenue, noncurrent as of December 31, 2023 were $246.9 million and $28.0 million, respectively. Our customer deposits and customer deposits, noncurrent as of December 31, 2023 were $209.8 million and $1.5 million, respectively. Our deferred revenue and deferred revenue, noncurrent as of December 31, 2022 were $183.4 million and $10.0 million, respectively. Our customer deposits and customer deposits, noncurrent as of December 31, 2022 were $142.0 million and $3.9 million, respectively.
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
Revenue Recognition
We generate revenue from the sale of subscriptions to access our software platforms via Palantir Cloud and On-Premises Software, with ongoing O&M services and professional services.
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
Palantir Cloud
Our Palantir Cloud subscriptions grant customers the right to access the software functionality in a hosted environment controlled by Palantir and are also sold together with stand-ready O&M services. We agree to provide continuous access to our hosted software platforms throughout the contract term. Revenue associated with Palantir Cloud subscriptions is generally recognized over the contract term on a ratable basis, which is consistent with the transfer of control of the Palantir Cloud services to the customer.
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
Professional Services
Our professional services support the customers’ use of the software platforms and include, as needed, on-demand user support, user-interface configuration, training, and ongoing ontology and data modeling support. Professional services contracts typically include the provision of on-demand professional services for the duration of the contractual term. These services are typically coterminous with a Palantir Cloud subscription or the On-Premises Software. Professional services are on-demand, whereby we perform services throughout the contract period; therefore, the revenue is recognized over the contractual term.
Contract Liabilities
The timing of customer billings and payments relative to the start of the service period varies from contract to contract; however, we bill many of our customers in advance of the provision of services under our contracts, resulting in contract liabilities consisting of either deferred revenue or customer deposits. Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Customer deposits consist of amounts billed and/or paid in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation by our customers. Many of our arrangements include terms that allow the customer to terminate the contract for convenience and receive a pro-rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. In these arrangements, we concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposits.
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
Market Risk
As of December 31, 2023, we held outstanding shares of publicly-traded equity securities valued at $18.3 million. We have sold, and may continue to sell, some or all of such existing equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions, including recent and ongoing volatility related to the impacts of the ongoing Russia-Ukraine and Israel conflicts, and heightened interest rates.
As of December 31, 2023, we held outstanding shares of privately-held equity securities valued at $32.6 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
We have and may continue to accept securities as consideration or invest in securities, which may contribute to additional volatility to our consolidated statements of operations.
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and available-for-sale debt securities consist of cash, short-term U.S. treasury securities, money market funds, and certificates of deposit. The primary objective of our investment activities and strategies are focused on the preservation of capital and supporting our liquidity requirements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palantir Technologies Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company generates revenue from the sale of subscriptions to access its software platforms in the Company’s hosted environment, along with ongoing operations and maintenance (“O&M”) services (“Palantir Cloud”); software licenses, primarily term licenses in the customers’ environments, with ongoing O&M services (“On-Premises Software”); and professional services. Management applies significant judgment in identifying and evaluating any non-standard terms and conditions in customer arrangements which may impact the determination of performance obligations or the timing of revenue recognition. In addition, determining whether promises are distinct performance obligations that should be accounted for separately – or not distinct within the context of the contract and, thus, accounted for together – requires significant judgment. The Company concluded that the promise to provide a software license is highly interdependent and interrelated with the promise to provide O&M services and such promises are not distinct within the context of its contracts and are accounted for as a single performance obligation for the Company’s On-Premises Software.

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
February 20, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palantir Technologies Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palantir Technologies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 20, 2024

Palantir Technologies Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$831,047	$2,598,540
Marketable securities	2,843,132	35,135
Accounts receivable, net	364,784	258,346
Prepaid expenses and other current assets	99,655	149,556
Total current assets	4,138,618	3,041,577
Property and equipment, net	47,758	69,170
Operating lease right-of-use assets	182,863	200,240
Other assets	153,186	150,252
Total assets	$4,522,425	$3,461,239
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,122	$44,788
Accrued liabilities	222,991	172,715
Deferred revenue	246,901	183,350
Customer deposits	209,828	141,989
Operating lease liabilities	54,176	45,099
Total current liabilities	746,018	587,941
Deferred revenue, noncurrent	28,047	9,965
Customer deposits, noncurrent	1,477	3,936
Operating lease liabilities, noncurrent	175,216	204,305
Other noncurrent liabilities	10,702	12,655
Total liabilities	961,460	818,802
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of December 31, 2023 and 2022; 2,096,982 and 1,995,414 shares issued and outstanding as of December 31, 2023 and 2022, respectively; 2,700,000 Class B shares authorized as of December 31, 2023 and 2022; 102,141 and 102,656 shares issued and outstanding as of December 31, 2023 and 2022, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of December 31, 2023 and 2022	2,200	2,099
Additional paid-in capital	9,122,173	8,427,998
Accumulated other comprehensive income (loss), net	801	(5,333)
Accumulated deficit	(5,649,613)	(5,859,438)
Total stockholders’ equity	3,475,561	2,565,326
Noncontrolling interests	85,404	77,111
Total equity	3,560,965	2,642,437
Total liabilities and equity	$4,522,425	$3,461,239
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue	$2,225,012	$1,905,871	$1,541,889
Cost of revenue	431,105	408,549	339,404
Gross profit	1,793,907	1,497,322	1,202,485
Operating expenses:
Sales and marketing	744,992	702,511	614,512
Research and development	404,624	359,679	387,487
General and administrative	524,325	596,333	611,532
Total operating expenses	1,673,941	1,658,523	1,613,531
Income (loss) from operations	119,966	(161,201)	(411,046)
Interest income	132,572	20,309	1,607
Interest expense	(3,470)	(4,058)	(3,640)
Other income (expense), net	(11,977)	(216,077)	(75,415)
Income (loss) before provision for income taxes	237,091	(361,027)	(488,494)
Provision for income taxes	19,716	10,067	31,885
Net income (loss)	217,375	(371,094)	(520,379)
Less: Net income attributable to noncontrolling interests	7,550	2,611	—
Net income (loss) attributable to common stockholders	$209,825	$(373,705)	$(520,379)
Net earnings (loss) per share attributable to common stockholders, basic	$0.10	$(0.18)	$(0.27)
Net earnings (loss) per share attributable to common stockholders, diluted	$0.09	$(0.18)	$(0.27)
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, basic	2,147,446	2,063,793	1,923,617
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, diluted	2,297,927	2,063,793	1,923,617
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$217,375	$(371,094)	$(520,379)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,699	(2,984)	396
Net unrealized gain (loss) on available-for-sale securities	3,435	—	—
Comprehensive income (loss)	223,509	(374,078)	(519,983)
Less: Comprehensive income attributable to noncontrolling interests	7,550	2,611	—
Comprehensive income (loss) attributable to common stockholders	$215,959	$(376,689)	$(519,983)
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	1,792,140	$1,792	$6,488,857	$(2,745)	$(4,965,354)	$1,522,550
Issuance of common stock from the exercise of stock options	178,849	178	507,277	—	—	507,455
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	50,350	50	(50)	—	—	—
Issuance of common stock upon vesting of growth units	1,471	1	(1)	—	—	—
Issuance of common stock upon net exercise of common stock warrants and other	4,664	6	1,706	—	—	1,712
Stock-based compensation	—	—	779,296	—	—	779,296
Other comprehensive income	—	—	—	396	—	396
Net loss	—	—	—	—	(520,379)	(520,379)
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030	$—	$2,291,030
Issuance of common stock from the exercise of stock options	19,660	20	86,068	—	—	86,088	—	86,088
Issuance of common stock upon vesting of RSUs	51,941	52	(52)	—	—	—	—	—
Stock-based compensation	—	—	564,897	—	—	564,897	—	564,897
Other comprehensive loss	—	—	—	(2,984)	—	(2,984)	—	(2,984)
Noncontrolling interests	—	—	—	—	—	—	74,500	74,500
Net income (loss)	—	—	—	—	(373,705)	(373,705)	2,611	(371,094)
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	46,079	46	218,192	—	—	218,238	—	218,238
Issuance of common stock upon vesting of RSUs	54,974	55	(55)	—	—	—	—	—
Stock-based compensation	—	—	476,038	—	—	476,038	—	476,038
Other comprehensive loss	—	—	—	6,134	—	6,134	—	6,134
Other, net	—	—	—	—	—	—	743	743
Net income	—	—	—	—	209,825	209,825	7,550	217,375
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965

The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$217,375	$(371,094)	$(520,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,354	22,522	14,897
Stock-based compensation	475,903	564,798	778,215
Deferred income taxes	(4,806)	(174)	43,316
Noncash operating lease expense	47,019	40,309	33,821
Unrealized and realized (gain) loss from marketable securities, net	13,160	272,108	73,311
Noncash consideration	(46,609)	(15,537)	—
Gain from step acquisition	—	(44,306)	—
Other operating activities	(29,449)	16,328	2,767
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(106,159)	(72,819)	(35,237)
Prepaid expenses and other current assets	(6,197)	(24,811)	(10,974)
Other assets	3,242	6,033	(3,345)
Accounts payable	(31,832)	(29,859)	57,767
Accrued liabilities	52,895	5,527	15,245
Deferred revenue, current and noncurrent	79,512	(61,154)	24,732
Customer deposits, current and noncurrent	64,347	(49,471)	(104,944)
Operating lease liabilities, current and noncurrent	(49,630)	(34,590)	(32,156)
Other noncurrent liabilities	58	(73)	(3,185)
Net cash provided by operating activities	712,183	223,737	333,851
Investing activities
Purchases of property and equipment	(15,114)	(40,027)	(12,627)
Purchases of marketable securities	(5,636,406)	(124,500)	(308,315)
Proceeds from sales and redemption of marketable securities	2,889,268	52,319	851
Business combinations, net of cash acquired	—	66,708	—
Purchases of alternative investments	—	—	(50,941)
Proceeds from sales of alternative investments	51,072	—	—
Purchases of privately-held securities	—	—	(23,009)
Other investing activities	—	73	(3,871)
Net cash used in investing activities	(2,711,180)	(45,427)	(397,912)
Financing activities
Principal payments on borrowings	—	—	(200,000)
Proceeds from the exercise of common stock options	218,238	86,089	507,455
Other financing activities	601	(93)	(708)
Net cash provided by financing activities	218,839	85,996	306,747
Effect of foreign exchange on cash, cash equivalents, and restricted cash	2,930	(3,885)	(3,918)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,777,228)	260,421	238,768
Cash, cash equivalents, and restricted cash - beginning of period	2,627,335	2,366,914	2,128,146
Cash, cash equivalents, and restricted cash - end of period	$850,107	$2,627,335	$2,366,914

Supplemental disclosures of cash flow information
Cash paid for income taxes	$13,515	$2,904	$4,131

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
2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding annual financial reporting. The accompanying consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee are accounted for using the equity method of accounting. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, income (loss) from operations, net income (loss), or cash flows. The Company’s fiscal year ends on December 31.
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
Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the identification of performance obligations in customer contracts, the valuation of deferred tax assets and uncertain tax positions, and the collectability of contract consideration, including accounts receivable. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$831,047	$2,598,540	$2,290,674
Restricted cash included in prepaid expenses and other current assets	370	16,244	36,628
Restricted cash included in other assets	18,690	12,551	39,612
Total cash, cash equivalents, and restricted cash	$850,107	$2,627,335	$2,366,914
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of December 31, 2023 and 2022, the Company recorded an allowance for credit losses of $10.5 million and $10.1 million, respectively.
Debt Securities
Debt securities are primarily comprised of U.S. treasury securities. The debt securities are classified as available-for-sale at the time of purchase and are reevaluated as of each balance sheet date. The Company considers the majority of its available-for-sale debt securities as available for use in current operations and may sell these securities at any time, and therefore classifies these securities as current assets in its consolidated balance sheets. Debt securities included in marketable securities on the consolidated balance sheets consist of U.S. treasury securities with original maturities of greater than three months at the time of purchase, and the remaining U.S. treasury securities are included in cash and cash equivalents. Interest income on debt securities is included in other income (expense), net on the consolidated statements of operations.
The majority of the Company’s available-for-sale securities are recorded at fair value each reporting period using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy. The Company evaluates investments with unrealized loss positions for other than temporary impairment by assessing if they are related to deterioration in credit risk and whether it expects to recover the entire amortized cost basis of the security, the Company’s intent to sell, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized in other income (expense), net in the consolidated statements of operations. Unrealized gains and non-credit related losses are reported as a separate component of accumulated other comprehensive loss, net in the consolidated balance sheets until realized. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable, marketable securities, and privately-held equity securities. Cash equivalents primarily consist of money market funds and U.S. treasury securities with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions, including restricted cash, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented in the consolidated balance sheets. The Company’s accounts receivable balances as of December 31, 2023 and 2022 were $364.8 million and $258.3 million, respectively. Customer I represented 15% of total accounts receivable as of December 31, 2023, and no other customer represented more than 10% of total accounts receivable as of December 31, 2023. No customer represented more than 10% of total accounts receivable as of December 31, 2022.
For the years ended December 31, 2023, 2022, and 2021, no customer represented 10% or more of total revenue.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Property and Equipment, Net
Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets, which are generally three years. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life, which is generally five years. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed when incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are derecognized from the consolidated balance sheets and any resulting gain or loss is recorded in the consolidated statements of operations in the period realized.
Privately-held Equity Securities
Equity securities in privately-held companies without readily determinable fair values are recorded using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes in orderly transactions for identical or similar investments of the same issuer. Changes in the basis of the equity securities are recognized in other income (expense), net in the consolidated statements of operations.
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
Other Intangible Assets
Other intangible assets include finite-lived intangible assets, which mainly consist of customer relationships, reacquired rights, and backlog. These assets are amortized over their estimated useful lives and are tested for impairment using a similar methodology to our property and equipment, as described below. Other intangible assets are recorded in other assets in the consolidated balance sheets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the asset is expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairments of long-lived assets during the years ended December 31, 2023, 2022, and 2021 were not material.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Leases
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
Revenue Recognition
The Company generates revenue from the sale of subscriptions to access its software platforms in the Company’s hosted environment, along with ongoing operations and maintenance (“O&M”) services (“Palantir Cloud”); software licenses, primarily term licenses in the customers’ environments, with ongoing O&M services (“On-Premises Software”); and professional services.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Palantir Cloud
The Company’s Palantir Cloud subscriptions grant customers the right to access the software functionality in a hosted environment controlled by Palantir and are sold together with stand-ready O&M services, as further described below. The Company agrees to provide continuous access to its hosted software platforms throughout the contract term. Revenue associated with Palantir Cloud subscriptions is generally recognized over the contract term on a ratable basis, which is consistent with the transfer of control of the Palantir Cloud subscription to the customer.
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
Professional Services
The Company’s professional services support the customers’ use of the software platforms and include, as needed, on-demand user support, user-interface configuration, training, and ongoing ontology and data modeling support. Professional services contracts typically include the provision of on-demand professional services for the duration of the contractual term. These services are typically coterminous with a Palantir Cloud subscription or the On-Premises Software. Professional services are on-demand, whereby the Company performs services throughout the contract period; therefore, the revenue is recognized over the contractual term.
Contract Liabilities
The timing of customer billings and payments relative to the start of the service period varies from contract to contract; however, the Company bills many of its customers in advance of the provision of services under its contracts, resulting in contract liabilities consisting of either deferred revenue or customer deposits (“contract liabilities”). Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. Customer deposits consist of amounts billed and/or paid in advance of the start of the contractual term or for anticipated revenue generating activities for the portion of a contract term that is subject to cancellation by its customers. Many of the Company’s arrangements include terms that allow the customer to terminate the contract for convenience and receive a pro-rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. In these arrangements, the Company concluded there are no enforceable rights and obligations after such notice period and therefore the consideration received or due from the customer that is subject to termination for convenience is recorded as customer deposits.
The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, the Company elected to apply the practical expedient in accordance with ASC 606 to not adjust contract consideration for the

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Software Development Costs
The Company evaluates capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process and substantial development risks, technological feasibility is generally established for the Company’s products when they are made available for general release. Accordingly, most costs are charged to research and development expense in the period incurred.
Cost of Revenue
Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as field service representatives, third-party cloud hosting services, travel costs, allocated overhead, and other direct costs.
Sales and Marketing Costs
Sales and marketing costs primarily include salaries, stock-based compensation expense, commissions, and benefits for the sales force and personnel involved in sales functions, executing on pilots, including bootcamps, and performing other brand building and customer growth activities, as well as third-party cloud hosting services for pilots, marketing and sales event-related costs, travel costs, and allocated overhead. The Company generally charges all such costs to sales and marketing expense in the period incurred. Advertising costs are expensed as incurred and included in sales and marketing expense within the consolidated statements of operations. Advertising expense totaled $21.4 million, $38.6 million, and $26.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Research and Development Costs
Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine the Company’s platforms and products, as well as third-party cloud hosting services and other IT related costs, travel costs, and allocated overhead. Research and development costs are expensed as incurred.
Commitments and Contingencies

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which require compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company determines the fair value of stock-based awards granted or modified on the grant date or modification date using appropriate valuation techniques. The Company recognizes forfeitures as they occur.
Service-Based Vesting
The Company grants RSUs and stock option awards that vest based upon the satisfaction of only a service condition. For RSUs, the Company determines the grant-date fair value of the RSUs as the fair value of the Company’s common stock on the grant date. The Company records stock-based compensation expense for stock options and RSUs that vest based upon the satisfaction of only a service condition on a straight-line basis over the requisite service period, which is generally one to four years. For stock option awards, the Company uses the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
Performance-Based Vesting
The Company also grants awards, including RSUs, that vest upon the satisfaction of both a service condition and a performance condition. The Company determines the grant-date fair value of RSUs with both a service-based vesting condition and a performance-based vesting condition as the fair value of the Company’s common stock on the grant date and records stock-based compensation expense using the accelerated attribution method over the service period. The performance-based vesting condition for the RSUs granted prior to September 30, 2020, the date the Company completed a direct listing of its Class A common stock on the New York Stock Exchange (the “Direct Listing”) was satisfied upon the occurrence of the Company’s Direct Listing. For performance-based RSUs granted after the Direct Listing (“P-RSUs”), the Company recognizes expense from the number of P-RSUs expected to vest, determined based on the level of achievement against certain performance conditions, over the requisite service period when it is probable that the performance condition will be achieved. The probability of achievement is assessed periodically to determine whether the performance metric continues to be probable. When there is a change in the assessment of the probability of achievement, any cumulative effect of the change is recognized in the period of the change and any remaining expense of the related awards is amortized over the remaining service period.
Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pretax and post-tax basis, a percentage of their qualifying annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company may make additional matching contributions on behalf of the participants. The Company did not make matching contributions for the years ended December 31, 2023, 2022, and 2021.
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
The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance when it is more likely than not that a future benefit on such deferred tax assets will not be realized. The Company considers all evidence, both positive and negative, in determining any required valuation allowance and evaluates the need for a valuation allowance on a regular basis. The Company performs an assessment of both positive and negative evidence when determining whether it is more likely

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company reviews the recognition of deferred tax assets on a regular basis to determine if realization of such assets is more likely than not. A valuation allowance is provided when it is more likely than not that such assets will not be realized. If certain factors change and the Company determines that the deferred tax assets are realizable at a more-likely-than not level, it will adjust the valuation allowance in the period the determination is made. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations. Management’s judgment is required in determining the Company’s valuation allowance recorded against its net deferred tax assets.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company is subject to the Global Intangible Low Taxed Income (“GILTI”) tax in the U.S. and has elected to treat taxes on future GILTI inclusions as current period expense if and when incurred.
Net Earnings (Loss) Per Share Attributable to Common Stockholders
The Company computes net earnings (loss) per share attributable to its common stockholders using the two-class method required for participating securities, which determines net earnings (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in distributed and undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, and Class F common stock (collectively, the “common stock”) are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net earnings (loss) per share will, therefore, be the same for all classes of common stock on an individual or combined basis. As such, the Company has presented the net income (loss) attributed to its common stock on a combined basis.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impacts of the new standard.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impacts of the new standard.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of December 31, 2023 and 2022, the Company’s contract liability balances were $486.3 million and $339.2 million, respectively. Revenue of $329.4 million and $384.3 million was recognized during the years ended December 31, 2023 and 2022, respectively, that was included in the contract liabilities balances as of December 31, 2022 and 2021, respectively.
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
The Company’s remaining performance obligations were $1.2 billion as of December 31, 2023, of which the Company expects to recognize approximately 52% as revenue over the next 12 months, 37% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 13. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$576,565	$576,565	$—	$—
U.S. treasury securities	10,079	—	10,079	—
Certificates of deposit	938	—	938	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,777	—	4,777	—
Marketable securities:
U.S. treasury securities	2,824,861	—	2,824,861	—
Publicly-traded equity securities	18,271	18,271	—	—
Total	$3,435,491	$594,836	$2,840,655	$—

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,149,302	$1,149,302	$—	$—
Certificates of deposit	6,791	—	6,791	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	18,707	—	18,707	—
Marketable securities:
Publicly-traded equity securities	35,135	35,135	—	—
Total	$1,209,935	$1,184,437	$25,498	$—
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
Debt Securities
As of December 31, 2023, available-for-sale debt securities consisted of the following (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$2,831,505	$4,520	$(1,085)	$2,834,940
Total debt securities	$2,831,505	$4,520	$(1,085)	$2,834,940
Included in cash and cash equivalents	$10,078	$1	$—	$10,079
Included in marketable securities	$2,821,427	$4,519	$(1,085)	$2,824,861
The Company sold $694.6 million of available-for-sale debt securities during the fiscal year ended December 31, 2023 and immediately reinvested such proceeds into additional available-for-sale debt securities. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to available-for sale debt securities were recorded as of December 31, 2023. As of December 31, 2023, available-for-sale debt securities of $236.0 million were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of December 31, 2023 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no credit-related impairment losses were recorded as of December 31, 2023. All of the Company’s U.S. treasury securities had contractual maturities due within one year as of December 31, 2023.
As of December 31, 2022, the Company held an immaterial amount of debt securities.
Equity Securities
The Company has equity securities consisting of shares held in publicly-traded companies, which are recorded at fair market value each reporting period within marketable securities in the consolidated balance sheets. Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $41.7 million, $6.8 million, and an immaterial amount during the years ended December 31, 2023, 2022, and 2021, respectively. Realized and unrealized gains and losses are recorded in other income (expense), net in the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company recorded net unrealized losses of $159.0 million and $72.8 million, respectively, and realized losses of $113.1 million and an immaterial amount during the years ended December 31, 2022 and 2021, respectively, for its publicly-traded equity securities. For the years ended December 31, 2023,

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
2022, and 2021 net unrealized losses from publicly-traded equity securities held at the end of each period were $4.5 million, $197.3 million, and $72.8 million respectively.
The Company also has equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of December 31, 2023 and December 31, 2022, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $32.6 million and $24.4 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. The Company did not record any material adjustments or impairments for the privately-held equity securities held as of December 31, 2023 and December 31, 2022.
Investments
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). During the year ended December 31, 2022, the Company purchased shares for a total investment of $124.5 million. No Investments were purchased under such Investment Agreements during the fiscal year ended December 31, 2023.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assesses the concurrent agreements under the noncash and consideration paid or payable to a customer guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. As currently assessed, the total value of Strategic Commercial Contracts was $376.5 million as of December 31, 2023, which is inclusive of $40.4 million of contractual options. The original terms of the Strategic Commercial Contracts with remaining deal value as of December 31, 2023, including contractual options, range from two years to seven years and are subject to termination for cause provisions. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. As of December 31, 2023, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $253.9 million, of which $87.3 million of revenue was recognized during the year ended December 31, 2023.
Alternative Investments
During the year ended December 31, 2021, the Company purchased $50.9 million in 100-ounce gold bars. During the year ended December 31, 2023, the Company sold all of its gold bars for total proceeds of $51.1 million and recorded an immaterial realized gain within other income (expense), net in the consolidated statements of operations.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Leasehold improvements	$83,139	$80,378
Computer equipment, software, and other	50,844	52,688
Furniture and fixtures	13,834	13,010
Construction in progress	2,099	5,506
Total property and equipment, gross	149,916	151,582
Less: accumulated depreciation and amortization	(102,158)	(82,412)
Total property and equipment, net	$47,758	$69,170
Depreciation and amortization expense related to property and equipment, net was $23.7 million, $19.5 million, and $12.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued payroll and related expenses	$83,094	$43,495
Accrued taxes	47,257	41,326
Accrued other liabilities	92,640	87,894
Total accrued liabilities	$222,991	$172,715
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of December 31, 2023, the Company had no outstanding debt balances and had undrawn revolving commitments of $500.0 million available to fund working capital and general corporate expenditures under the 2014 Credit Facility, which has a maturity date of March 31, 2027.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of December 31, 2023.
7. Leases
The Company has operating leases primarily for corporate office space and equipment. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. The Company's leases have remaining terms up to December 2033, some of which include one or more options to extend. Additionally, some lease contracts include termination options.
Supplemental balance sheet information related to lease liabilities at December 31, 2023 and 2022 was as follows (in thousands):

		As of December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2023	2022
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$182,863	$200,240
Total right-of-use assets		$182,863	$200,240
Lease liabilities:
Operating leases	Operating lease liabilities	$54,176	$45,099
	Operating lease liabilities, noncurrent	175,216	204,305
Total lease liabilities		$229,392	$249,404

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The components of lease expense included in the Company's consolidated statements of operations include (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease expense	$61,972	$55,483
Short-term lease expense	4,949	4,956
Variable lease expense	4,772	5,309
Sublease income	(18,905)	(13,011)
Total lease expense, net	$52,788	$52,737
Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represent temporary employee housing.
Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

	As of December 31, 2023
	Operating Lease Commitments	Less: Sublease Income	Net Lease Commitments
Year ended December 31,
2024	$67,420	$16,593	$50,827
2025	57,053	14,357	42,696
2026	40,068	13,748	26,320
2027	28,278	14,423	13,855
2028	21,816	12,470	9,346
Thereafter	62,116	30,761	31,355
Total undiscounted liabilities	276,751	102,352	174,399
Less: Imputed interest	(47,359)	—	(47,359)
Total operating lease liabilities	$229,392	$102,352	$127,040
The weighted-average remaining lease term related to the Company’s operating lease liabilities as of December 31, 2023 and 2022 was six years and seven years, respectively. The weighted-average discount rate related to the Company’s operating lease liabilities as of December 31, 2023 and 2022 was 6%.
The following table sets forth the supplemental information related to the Company's operating leases for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$63,374	$53,772
Lease liabilities arising from obtaining right-of-use assets	$28,112	$28,169
As of December 31, 2023, the Company has no additional operating leases for office space that have not yet commenced.
8. Commitments and Contingencies
Purchase Commitments
In September 2023, the Company amended one of its third-party cloud hosting services agreements. Under this amendment, the Company has a commitment to spend at least $1.95 billion over ten contract years through September 30, 2033, as well as certain additional minimum usage commitments, among other things. Any and all previous payment obligations related to such third-party cloud hosting services agreement were terminated concurrently with the signing of this amendment. As of December 31, 2023, the Company had satisfied $40.7 million of the $154.0 million commitment amount for the contract year beginning October 1, 2023 and ending September 30, 2024.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20(A) of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02834-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On November 21, 2022 and January 13, 2023, stockholder derivative actions were filed in the United States District Court for the District of Colorado, captioned Li v. Karp, et al., Case No. 22-cv-3028 and Parmenter v. Karp, et al., Case No. 23-cv-118, and on January 27, 2023, a stockholder derivative action was filed in the United States District Court for the District of Delaware captioned Miao v. Karp, et al., Case No. 1:23-cv-00103-MN, each against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seek unspecified damages and injunctive remedies under Section 14(a) of the Exchange Act and Delaware law. On August 22, 2023, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware captioned Central Laborers’ Pension Fund v. Karp, et al., Case No. 2023-0864 against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seeks unspecified damages and injunctive relief under Delaware law. Because the litigation is in early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. On November 20, 2023, the plaintiff in Parmenter v. Karp, et al., Case No. 23-cv-118, filed a Notice of Voluntary Dismissal. On November 28, 2023, the court terminated the Parmenter action accordingly.
As of December 31, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of December 31, 2023 and 2022.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of December 31, 2023 and 2022.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
9. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of December 31, 2023.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of December 31, 2023.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,096,982	20,000,000	1,995,414
Class B Common Stock	2,700,000	102,141	2,700,000	102,656
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,200,128	22,701,005	2,099,075
Share Repurchase Program
In August 2023, the Company’s Board of Directors authorized a stock repurchase program of up to $1.0 billion of the Company’s outstanding shares of Class A common stock (the “Share Repurchase Program”). The Company may repurchase shares of its Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases under the Share Repurchase Program will be determined by the Company’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. During the year ended December 31, 2023, the Company did not repurchase any shares of its Class A common stock under the Share Repurchase Program.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
2020 Equity Incentive Plan
In September 2020, prior to the Direct Listing, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock, RSUs, stock appreciation rights (“SARs”), and performance awards to the Company’s employees, directors, and consultants. A total of 150,000,000 shares of the Company’s Class A common stock were initially reserved for issuance pursuant to the 2020 Plan. In addition, the number of shares of Class A common stock reserved for issuance under the 2020 Plan includes certain shares of common stock subject to awards under the 2010 Equity Incentive Plan (“2010 Plan”) and Executive Equity Plan in the case of certain occurrences, such as expirations, terminations, exercise and tax-related withholding, or failures to vest. Shares of Class B common stock added to the 2020 Plan from the 2010 Plan or Executive Equity Plan are reserved for issuance under the Company’s 2020 Plan as Class A common stock. The number of shares of Class A common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of:
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
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2023 (in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	326,913	$8.05	8.33	$272,603
Options exercised	(46,079)	4.74
Options canceled and forfeited	(2,364)	5.39
Balance as of December 31, 2023	278,470	$8.62	7.64	$2,381,172
Options vested and exercisable as of December 31, 2023	160,877	$6.66	6.93	$1,691,404
The aggregate intrinsic value of options outstanding, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2023. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $476.8 million, $112.3 million, and $3.8 billion, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock on the exercise date.
There were no options granted during the years ended December 31, 2023, 2022, and 2021. The total grant-date fair value of options that vested during the years ended December 31, 2023, 2022, and 2021 was $131.0 million, $170.8 million, and $189.5

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
million, respectively.
As of December 31, 2023, the total unrecognized stock-based compensation expense related to options outstanding was $599.1 million, which is expected to be recognized over a weighted-average service period of seven years.
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the year ended December 31, 2023 (in thousands, except per share amounts):

	RSUs		P-RSUs
	Units Outstanding	Weighted Average Grant Date Fair Value per Share	Units Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	126,426	$10.07	—	$—
Granted	19,484	11.77	1,976	15.39
Vested	(54,974)	9.57	—	—
Canceled	(8,674)	11.08	—	—
Unvested and outstanding as of December 31, 2023	82,262	$10.71	1,976	$15.39
During the fiscal year ended December 31, 2023, the Company granted RSUs that have only a service-based vesting condition, as well as those that have both service-based and performance-based vesting conditions (“P-RSUs”). The service-based vesting condition for each is generally satisfied upon continued service through a specified date. Vesting periods for the RSUs and P-RSUs are generally up to 4 years and three months, respectively. The performance-based vesting condition is satisfied upon the achievement of certain Company performance goals set by the Compensation Committee of the Board of Directors. The ultimate number of P-RSUs earned and eligible to vest ranges between 0% to 100% of the target number of P-RSUs granted depending on the level of achievement of such Company performance goals.
The total grant-date fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $526.1 million, $453.2 million, and $421.0 million, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $566.4 million, which is expected to be recognized over a weighted-average service period of three years. As of December 31, 2023, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$35,995	$44,061	$68,546
Sales and marketing	160,645	196,301	242,910
Research and development	98,064	93,871	150,298
General and administrative	181,199	230,565	316,461
Total stock-based compensation expense	$475,903	$564,798	$778,215
The Company did not recognize any tax benefits related to stock-based compensation expense during the years ended December 31, 2023, 2022, or 2021.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
11. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$174,637	$(402,834)	$(514,200)
Foreign	62,454	41,807	25,706
Income (loss) before provision for income taxes	$237,091	$(361,027)	$(488,494)
Provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	2,333	765	(88)
Foreign	22,189	9,476	(11,343)
Total current provision	24,522	10,241	(11,431)
Deferred:
Federal	—	—	(111)
State	—	—	—
Foreign	(4,806)	(174)	43,427
Total deferred provision	(4,806)	(174)	43,316
Total provision for income taxes	$19,716	$10,067	$31,885
A reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Expected tax (benefit) at U.S. federal statutory rate	$49,789	$(75,592)	$(102,584)
State income taxes - net of federal benefit	2,309	766	(88)
Foreign tax rate differential	859	832	870
Research and development tax credits	(45,667)	(34,546)	(94,591)
Stock-based compensation	(79,128)	1,374	(817,839)
Non-deductible officers’ compensation	34,479	40,629	428,682
Change in valuation allowance	35,070	49,833	616,572
Base Erosion Anti-Abuse Tax and related elections	14,700	25,200	—
Taxes withheld at source	4,378	—	—
Non-deductible expenses	3,610	—	—
Other	(683)	1,571	863
Total provision for income taxes	$19,716	$10,067	$31,885
For the year ended December 31, 2023, the Company recorded a provision for income taxes of $19.7 million compared to $10.1 million for the year ended December 31, 2022, primarily due to the increase in foreign income taxes as the result of higher foreign taxable income and higher foreign withholding taxes in the current year. The Company maintains a full valuation allowance against its U.S. federal and state, and certain foreign deferred tax assets.
For the year ended December 31, 2022, the Company recorded a provision for income taxes of $10.1 million compared to $31.9 million for the year ended December 31, 2021, primarily due to the prior year establishment of a full valuation allowance

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
against its U.K. deferred tax assets during the fourth quarter of 2021 partially offset by permanent differences associated with U.S. Base Erosion and Anti Abuse Tax elections. The Company maintains a full valuation allowance against its U.S. federal and state and certain foreign deferred tax assets.
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Net operating loss carryforwards	$1,317,684	$1,436,957
Capitalized research and experimental expenses	214,848	70,839
Reserves and accruals	99,105	76,905
Tax credit carryforwards	277,060	226,565
Stock-based compensation	139,419	203,735
Lease liabilities	53,902	58,056
Depreciation and amortization	14,413	29,665
Capitalized facilitative expenses	28,906	—
Gross deferred tax assets	2,145,337	2,102,722
Outside basis difference	—	(6,512)
Acquisition related intangibles	(8,428)	(10,225)
Right-of-use assets	(42,721)	(46,295)
Total net deferred tax assets before valuation allowance	2,094,188	2,039,690
Valuation allowance	(2,102,251)	(2,051,655)
Net deferred tax assets (liabilities)	$(8,063)	$(11,965)
Because of the Company’s history of U.S. and certain foreign net operating tax losses, primarily in the U.K., the Company has maintained a full valuation allowance against potential future benefits for U.S, federal, state, and certain foreign deferred tax assets as of December 31, 2023.
The valuation allowance totaled $2.1 billion for the years ended December 31, 2023 and 2022. The valuation allowance on our net deferred tax assets increased by $50.6 million and $74.1 million during the years ended December 31, 2023 and 2022, respectively.
Provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. All U.S. and foreign based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively. As a result of this enactment, the Company began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 for foreign research rather than expensing these costs as incurred during fiscal year ended December 31, 2022. The Company has recorded a deferred tax asset of $214.8 million as of December 31, 2023 related to the capitalization requirement.
As of December 31, 2023, the Company had U.S. federal and state net operating losses of approximately $5.0 billion and $2.5 billion, respectively. As of December 31, 2022, the Company had U.S. federal and state net operating losses of approximately $5.6 billion and $2.8 billion, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2035 through 2037 if not utilized, with the exception of $4.2 billion which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2025 through 2043 if not utilized.
Additionally, as of December 31, 2023, the Company had federal and California research and development credits of approximately $290.1 million and $99.5 million, respectively. As of December 31, 2022, the Company had federal and California research and development credits of approximately $230.2 million and $91.4 million, respectively. The federal research and development credits will begin to expire in the years 2027 through 2043 if not utilized and the California research and development credits have no expiration date. Utilization of the net operating losses and research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and research and development credit carryforwards before utilization.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2023, the Company had U.S. federal capital loss carryforwards of $324.0 million. As of December 31, 2022, the Company had U.S. federal capital loss carryforwards of $113.1 million. The capital loss carryforwards will expire beginning in 2027 if not utilized.
As of December 31, 2023, the Company had foreign net operating losses, primarily in the U.K., of approximately $464.7 million. These net operating losses can be carried forward indefinitely.
As of December 31, 2023, the Company had an immaterial amount of earnings from its wholly-owned foreign subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings and, accordingly, the Company does not provide for U.S. income taxes and foreign withholding tax on these earnings.
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
Uncertain Tax Positions
A reconciliation of the gross unrecognized tax benefits consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrecognized tax benefit beginning of year	$81,904	$65,070	$75,557
Increases in current year tax positions	14,346	5,733	19,638
Increases in prior year tax positions	15,766	11,497	967
Decreases in prior year tax positions	—	(36)	(30,895)
Decreases in prior year tax positions due to settlements	—	(360)	(197)
Decreases in prior year tax positions due to lapse of statute of limitations	—	—	—
Unrecognized tax benefit end of year	$112,016	$81,904	$65,070
As of December 31, 2023, 2022, and 2021, the Company recorded gross unrecognized tax benefits of $112.0 million, $81.9 million, and $65.1 million, respectively, that, if recognized, would not benefit the Company’s effective tax rate due to the valuation allowance that currently offsets deferred tax assets.
As of December 31, 2023, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.
It is the Company’s policy to recognize interest and penalties related to income tax matters in provision for income taxes on the consolidated statements of operations. The Company has recorded immaterial interest and penalties related to uncertain tax positions as of December 31, 2023, 2022, and 2021.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The material jurisdictions where the Company is subject to potential examination by tax authorities are the U.S. (federal and state) for tax years 2004 through 2023 and the U.K. for tax years 2017 through 2023.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
12. Net Earnings (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	As of December 31,
	2023	2022	2021
Numerator
Net income (loss) attributable to common stockholders for diluted net earnings (loss) per share	$209,825	$(373,705)	$(520,379)
Denominator
Weighted-average shares used in computing net earnings (loss) per share:
Basic	2,147,446	2,063,793	1,923,617
Effect of dilutive shares	150,481	—	—
Diluted	2,297,927	2,063,793	1,923,617
Net earnings (loss) per share
Net earnings (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.18)	$(0.27)
Diluted	$0.09	$(0.18)	$(0.27)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of December 31,
	2023	2022	2021
Options and SARs issued and outstanding	162,000	326,913	349,977
RSUs and P-RSUs outstanding	13,245	126,426	153,749
Warrants to purchase common stock	—	13,042	13,042
Total	175,245	466,381	516,768
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
Contribution is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. A segment’s contribution is calculated as segment revenue less the related costs of revenue and sales and marketing expenses. It excludes certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level, or are noncash costs. These unallocated and noncash costs include stock-based compensation expense, research and development expenses, and general and administrative expenses.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Financial information for each reportable segment was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenue:
Government	$1,222,215	$1,071,776	$897,356
Commercial	1,002,797	834,095	644,533
Total revenue	$2,225,012	$1,905,871	$1,541,889

	Years Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Contribution:
Government	$724,970	59%	$620,677	58%	$541,883	60%
Commercial	520,585	52%	414,496	50%	357,546	55%
Total contribution	$1,245,555	56%	$1,035,173	54%	$899,429	58%
The reconciliation of contribution to income (loss) from operations is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income (loss) from operations	$119,966	$(161,201)	$(411,046)
Research and development expenses (1)	306,560	265,808	237,189
General and administrative expenses (1)	343,126	365,768	295,071
Total stock-based compensation expense	475,903	564,798	778,215
Total contribution	$1,245,555	$1,035,173	$899,429
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Years Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Revenue:
United States	$1,378,247	62%	$1,161,416	61%	$879,156	57%
United Kingdom	235,257	11%	220,942	12%	173,362	11%
Rest of world (1)	611,508	27%	523,513	27%	489,371	32%
Total revenue	$2,225,012	100%	$1,905,871	100%	$1,541,889	100%
—————
(1) No other country represented 10% or more of total revenue for the years ended December 31, 2023, 2022, or 2021.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Property and equipment, net is attributed to the Company’s office locations as follows (in thousands, except percentages):

	As of December 31,
	2023		2022
	Amount	%	Amount	%
Property and equipment, net:
United States	$28,825	60%	$46,599	67%
Japan	11,440	24%	13,318	19%
United Kingdom	5,851	12%	6,746	10%
Rest of world	1,642	4%	2,507	4%
Total property and equipment, net	$47,758	100%	$69,170	100%
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
The fair value of Palantir Japan on the acquisition date totaled $149.0 million, which included the Company’s equity interest immediately prior to the acquisition of $74.5 million and the noncontrolling interest of $74.5 million. The amounts recognized of assets acquired and liabilities assumed as of the acquisition date included: cash of $66.7 million; goodwill of $36.1 million; intangible assets of $34.7 million related to customer relationships, reacquired rights, and backlog; $32.5 million of other identifiable assets; and $21.0 million of net liabilities. The intangible assets are reported in other assets and are being amortized over a period of two to seven years in accordance with the underlying pattern of economic benefit reflected by the future net cash flows. Goodwill is reported in other assets and is primarily attributed to the value expected from synergies resulting from the Palantir Japan acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes.
In accordance with accounting for a step acquisition, the Company recognized a gain of $44.3 million during the year ended December 31, 2022 as a result of remeasuring its pre-existing interest in Palantir Japan held immediately before the business combination, which was included in other income (expense), net in the consolidated statements of operations.
15. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands):

	Weighted average useful life	As of December 31, 2023			As of December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.83	$10,400	$(2,427)	$7,973	$10,400	$(347)	$10,053
Reacquired rights	5.83	17,618	(2,936)	14,682	17,619	(420)	17,199
Backlog	0.83	6,700	(3,908)	2,792	6,700	(558)	6,142
Other	0.27	4,225	(3,770)	455	5,717	(3,572)	2,145
Total intangible assets		$38,943	$(13,041)	$25,902	$40,436	$(4,897)	$35,539
Amortization expense of intangible assets was $9.6 million and not material for the years ended December 31, 2023 and 2022, respectively.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,	Amount
2024	$7,844
2025	4,597
2026	4,597
2027	4,250
2028	2,517
Thereafter	2,097
Total	$25,902

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On November 30, 2023, Alexander Moore, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 257,499 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On December 8, 2023, Eric Woersching, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 35,026 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 6, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On December 12, 2023, David Glazer, our Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 1,479,169 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until September 11, 2024, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On December 12, 2023, Alexander Karp, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 48,900,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 1, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On December 12, 2023, Rivendell 7 LLC, a stockholder whose shares may be deemed to be beneficially owned by Peter Thiel (the Chairman of our Board of Directors), adopted a Rule 10b5-1 arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), subject to the satisfaction of certain price and/or other conditions, with 15,000,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The duration of the trading arrangement is until March 12, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On December 12, 2023, STS Holdings II LLC, a stockholder whose shares may be deemed to be beneficially owned by Peter Thiel (the Chairman of our Board of Directors), adopted a Rule 10b5-1 arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), subject to the satisfaction of certain price and/or other conditions, with 5,000,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. Trading under the arrangement is not authorized to begin until after all trades under the trading arrangement entered into by Rivendell 7 LLC described above are completed or expired without execution. The duration of the trading arrangement is until March 12, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended December 31, 2023, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (“Proxy Statement”) and is incorporated herein by reference.
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and restated certificate of incorporation of the registrant.	8-K	001-39540	3.1	December 28, 2022
3.2	Amended and restated bylaws of the registrant.	8-K	001-39540	3.2	December 28, 2022
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-248413	4.1	August 25, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 24, 2020.	S-1/A	333-248413	4.2	September 14, 2020
4.3	Description of Capital Stock of Palantir Technologies Inc.	10-K	001-39540	4.5	February 21, 2023
9.1	Founder Voting Agreement.	S-1/A	333-248413	9.1	September 21, 2020
9.2	Founder Voting Trust Agreement.	S-1/A	333-248413	9.2	September 18, 2020
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248413	10.1	September 9, 2020

10.2	Amendment No. 13 to Revolving Credit Agreement and Incremental Agreement, dated as of July 1, 2022, among the registrant, Palantir USG, Inc., the lenders party thereto, and Wells Fargo Bank, National Association (in its capacity as successor-in-interest to Morgan Stanley Senior Funding, Inc.), as Administrative Agent (including the Credit Agreement, dated as of October 7, 2014, as amended and restated).	8-K	001-39540	10.1	July 1, 2022
10.3+*	Palantir Technologies Inc. 2020 Equity Incentive Plan and related form agreements.
10.4+	Palantir Technologies Inc. Amended 2010 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.4	September 3, 2020
10.5+	Palantir Technologies Inc. 2020 Executive Equity Incentive Plan.	S-1/A	333-248413	10.7	September 9, 2020
10.6+	Palantir Technologies Inc. Outside Director Compensation Policy.	S-1/A	333-248413	10.8	September 14, 2020
10.7+	Employee Incentive Compensation Plan.	S-1/A	333-248413	10.9	September 14, 2020
10.8+	Security Program Continuation Agreement between the registrant and Alexander Karp dated June 5, 2019.	S-1/A	333-248413	10.10	September 14, 2020
21.1	List of subsidiaries of Palantir Technologies Inc.	10-K	001-39540	21.1	February 21, 2023
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PALANTIR TECHNOLOGIES INC.

Date: February 20, 2024	By:	/s/ Alexander C. Karp
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

Signature	Title	Date
/s/ Alexander C. Karp
Alexander C. Karp	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
/s/ Stephen Cohen
Stephen Cohen	President and Director	February 20, 2024
/s/ David Glazer
David Glazer	Chief Financial Officer (Principal Financial Officer)	February 20, 2024
/s/ Heather Planishek
Heather Planishek	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
/s/ Lauren Friedman Stat
Lauren Friedman Stat	Director	February 20, 2024
/s/ Alexander Moore
Alexander Moore	Director	February 20, 2024
/s/ Alexandra Schiff
Alexandra Schiff	Director	February 20, 2024
/s/ Peter Thiel
Peter Thiel	Director	February 20, 2024
/s/ Eric Woersching
Eric Woersching	Director	February 20, 2024