Form 10-Q
period 2024-03-31
Palantir Technologies Inc.
filed 2024-05-07
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 2,130,337,481 shares of the registrant’s Class A common stock outstanding, 95,553,958 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$520,388	$831,047
Marketable securities	3,347,512	2,843,132
Accounts receivable, net	486,986	364,784
Prepaid expenses and other current assets	81,178	99,655
Total current assets	4,436,064	4,138,618
Property and equipment, net	46,906	47,758
Operating lease right-of-use assets	173,707	182,863
Other assets	150,402	153,186
Total assets	$4,807,079	$4,522,425
Liabilities and Equity
Current liabilities:
Accounts payable	$35,634	$12,122
Accrued liabilities	206,034	222,991
Deferred revenue	237,195	246,901
Customer deposits	217,634	209,828
Operating lease liabilities	54,056	54,176
Total current liabilities	750,553	746,018
Deferred revenue, noncurrent	20,722	28,047
Customer deposits, noncurrent	1,651	1,477
Operating lease liabilities, noncurrent	163,013	175,216
Other noncurrent liabilities	9,968	10,702
Total liabilities	945,907	961,460
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of March 31, 2024 and December 31, 2023; 2,130,393 and 2,096,982 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; 2,700,000 Class B shares authorized as of March 31, 2024 and December 31, 2023; 95,565 and 102,141 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of March 31, 2024 and December 31, 2023	2,227	2,200
Additional paid-in capital	9,322,803	9,122,173
Accumulated other comprehensive income (loss), net	(5,720)	801
Accumulated deficit	(5,544,083)	(5,649,613)
Total stockholders’ equity	3,775,227	3,475,561
Noncontrolling interests	85,945	85,404
Total equity	3,861,172	3,560,965
Total liabilities and equity	$4,807,079	$4,522,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$634,338	$525,186
Cost of revenue	116,256	107,645
Gross profit	518,082	417,541
Operating expenses:
Sales and marketing	193,177	187,093
Research and development	110,040	90,100
General and administrative	133,984	136,233
Total operating expenses	437,201	413,426
Income from operations	80,881	4,115
Interest income	43,352	20,853
Other income (expense), net	(13,507)	(4,136)
Income before provision for income taxes	110,726	20,832
Provision for income taxes	4,655	1,681
Net income	106,071	19,151
Less: Net income attributable to noncontrolling interests	541	2,349
Net income attributable to common stockholders	$105,530	$16,802
Net earnings per share attributable to common stockholders, basic	$0.05	$0.01
Net earnings per share attributable to common stockholders, diluted	$0.04	$0.01
Weighted-average shares of common stock outstanding used in computing net earnings per share attributable to common stockholders, basic	2,213,545	2,107,780
Weighted-average shares of common stock outstanding used in computing net earnings per share attributable to common stockholders, diluted	2,400,107	2,217,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$106,071	$19,151
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,899)	1,015
Net unrealized gain (loss) on available-for-sale securities	(4,622)	285
Comprehensive income	99,550	20,451
Less: Comprehensive income attributable to noncontrolling interests	541	2,349
Comprehensive income attributable to common stockholders	$99,009	$18,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965
Issuance of common stock from the exercise of stock options	17,482	17	83,823	—	—	83,840	—	83,840
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	9,721	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	125,817	—	—	125,817	—	125,817
Repurchases of common stock	(368)	—	(9,000)	—	—	(9,000)	—	(9,000)
Other comprehensive income	—	—	—	(6,521)	—	(6,521)	—	(6,521)
Net income	—	—	—	—	105,530	105,530	541	106,071
Balance as of March 31, 2024	2,226,963	$2,227	$9,322,803	$(5,720)	$(5,544,083)	$3,775,227	$85,945	$3,861,172

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	5,381	5	25,919	—	—	25,924	—	25,924
Issuance of common stock upon vesting of RSUs	13,274	13	(13)	—	—	—	—	—
Stock-based compensation	—	—	114,666	—	—	114,666	—	114,666
Other comprehensive loss	—	—	—	1,015	—	1,015	—	1,015
Net income	—	—	—	—	16,802	16,802	2,349	19,151
Balance as of March 31, 2023	2,117,730	$2,117	$8,568,570	$(4,318)	$(5,842,636)	$2,723,733	$79,460	$2,803,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$106,071	$19,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,438	8,320
Stock-based compensation	125,651	114,714
Noncash operating lease expense	12,366	10,836
Unrealized and realized (gain) loss from marketable securities, net	12,354	8,508
Noncash consideration	(11,907)	(7,596)
Other operating activities	(6,774)	(6,670)
Changes in operating assets and liabilities:
Accounts receivable, net	(121,884)	2,709
Prepaid expenses and other current assets	19,399	1,252
Other assets	3,525	(4,551)
Accounts payable	23,809	(39,921)
Accrued liabilities	(19,105)	4,271
Deferred revenue, current and noncurrent	(14,802)	43,238
Customer deposits, current and noncurrent	7,953	43,631
Operating lease liabilities, current and noncurrent	(15,482)	(10,536)
Other noncurrent liabilities	(33)	20
Net cash provided by operating activities	129,579	187,376
Investing activities
Purchases of property and equipment	(2,664)	(4,755)
Purchases of marketable securities	(1,260,327)	(2,310,367)
Proceeds from sales and redemption of marketable securities	751,746	709,459
Proceeds from sales of alternative investments	—	51,072
Net cash used in investing activities	(511,245)	(1,554,591)
Financing activities
Proceeds from the exercise of common stock options	83,840	25,924
Repurchases of common stock	(9,000)	—
Other financing activities	408	59
Net cash provided by financing activities	75,248	25,983
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(4,024)	2,676
Net decrease in cash, cash equivalents, and restricted cash	(310,442)	(1,338,556)
Cash, cash equivalents, and restricted cash - beginning of period	850,107	2,627,335
Cash, cash equivalents, and restricted cash - end of period	$539,665	$1,288,779

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
2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying condensed consolidated financial statements include the accounts of Palantir Technologies Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee are accounted for using the equity method of accounting. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, income from operations, net income, or cash flows. The Company's fiscal year ends on December 31.
The unaudited condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024. There have been no significant changes to these policies during the three months ended March 31, 2024, except for the changes noted below.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2024	2023
Cash and cash equivalents	$520,388	$1,264,738
Restricted cash included in prepaid expenses and other current assets	—	11,946
Restricted cash included in other assets	19,277	12,095
Total cash, cash equivalents, and restricted cash	$539,665	$1,288,779
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of March 31, 2024 and December 31, 2023, the Company recorded an allowance for credit losses of $8.5 million and $10.5 million, respectively.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of March 31, 2024 and December 31, 2023 were $487.0 million and $364.8 million, respectively. Customer I represented 22% of total accounts receivable as of March 31, 2024. Customer I represented 15% of total accounts receivable as of December 31, 2023. No other customer represented more than 10% of total accounts receivable as of March 31, 2024 and December 31, 2023.
For the three months ended March 31, 2024, no customer represented more than 10% of total revenue. For the three months ended March 31, 2023, Customer K, which is in the government operating segment, represented 10% of total revenue. No other customer represented more than 10% of total revenue for the three months ended March 31, 2023.
Share Repurchase Program
Share repurchases are recorded at trade date and the repurchase price is inclusive of any related fees and commissions. Upon retirement, the par value of the Class A common stock repurchased is deducted from common stock with the excess of repurchase price recorded to additional paid-in capital on the Company’s condensed consolidated balance sheets.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Performance-Based Vesting
The Company also grants awards, including RSUs, that vest upon the satisfaction of both a service condition and a performance condition. The Company determines the grant-date fair value of RSUs with both a service-based vesting condition and a performance-based vesting condition as the fair value of the Company’s common stock on the grant date and records stock-based compensation expense using the accelerated attribution method over the service period. The performance-based vesting condition for the RSUs granted prior to September 30, 2020, the date the Company completed a direct listing of its Class A common stock on the New York Stock Exchange (the “Direct Listing”) was satisfied upon the occurrence of the Company’s Direct Listing. For P-RSUs granted after the Direct Listing, the Company recognizes expense from the number of P-RSUs expected to vest, determined based on the level of achievement against certain performance conditions, over the requisite service period when it is probable that the performance condition will be achieved.
Market-Based Vesting
The Company grants awards, including stock appreciation rights (“SARs”), that vest upon the satisfaction of market-based vesting conditions. The Company estimates the fair value of the awards granted and the corresponding derived service period using the Monte Carlo simulation model, which requires the use of various assumptions including the contractual term, expected stock price volatility, risk-free interest rate, suboptimal exercise factor, annual post-vest termination rate, and cost of capital as of the grant date. Stock-based compensation expense for these awards is recognized straight-line over the estimated derived service period. If the market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met. Once the derived service period is complete, previously recognized stock-based compensation expense related to market-based SARs will not be reversed even if the specified market condition is not achieved.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of March 31, 2024 and December 31, 2023 the Company's contract liability balances were $477.2 million and $486.3 million, respectively. Revenue of $244.3 million and $192.4 million was recognized during the three months ended March 31, 2024 and 2023, respectively, that was included in the contract liability balances as of December 31, 2023 and 2022, respectively.
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
The Company’s remaining performance obligations were $1.3 billion as of March 31, 2024, of which the Company expects to recognize approximately 53% as revenue over the next 12 months, 38% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$327,561	$327,561	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,789	—	4,789	—
Marketable securities:
U.S. treasury securities	3,338,799	—	3,338,799	—
Publicly-traded equity securities	8,713	8,713	—	—
Total	$3,679,862	$336,274	$3,343,588	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$576,565	$576,565	$—	$—
U.S treasury securities	10,079	—	10,079	—
Certificates of deposit	938	—	938	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,777	—	4,777	—
Marketable securities:
U.S. treasury securities	2,824,861	—	2,824,861	—
Publicly-traded equity securities	18,271	18,271	—	—
Total	$3,435,491	$594,836	$2,840,655	$—
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
Debt Securities
As of March 31, 2024, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$3,341,779	$549	$(3,529)	$3,338,799
Total debt securities	$3,341,779	$549	$(3,529)	$3,338,799

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
The Company did not sell any available-for-sale debt securities during the three months ended March 31, 2024, and sold $694.6 million of available-for-sale debt securities during the three months ended March 31, 2023, the proceeds of which were immediately reinvested into additional debt securities. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to debt securities were recorded as of March 31, 2024 or 2023. As of March 31, 2024 and December 31, 2023, available-for-sale debt securities of $2.3 billion and $236.0 million, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of March 31, 2024 or December 31, 2023 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no credit-related impairment losses were recorded as of March 31, 2024 or December 31, 2023. All of the Company’s U.S. treasury securities had remaining contractual maturities due within one year as of March 31, 2024.
Equity Securities
Equity securities primarily consist of shares held in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $10.9 million and $8.7 million during the three months ended March 31, 2024 and 2023, respectively. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, net unrealized losses from publicly-traded equity securities held at the end of each period were $10.9 million and $8.2 million, respectively.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of March 31, 2024 and December 31, 2023, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $35.1 million and $32.6 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. The Company did not record any material adjustments or impairments for the privately-held equity securities held for the three months ended March 31, 2024 and 2023.
Investments
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). No Investments were purchased under such Investment Agreements during the three months ended March 31, 2024 or the fiscal year ended December 31, 2023.

In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assessed the concurrent agreements under the noncash consideration and consideration payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. During the three months ended March 31, 2024 and 2023, revenue recognized from Strategic Commercial Contracts was $23.9 million and $33.4 million, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Leasehold improvements	$83,502	$83,139
Computer equipment, software, and other	53,969	50,844
Furniture and fixtures	13,920	13,834
Construction in progress	3,231	2,099
Total property and equipment, gross	154,622	149,916
Less: accumulated depreciation and amortization	(107,716)	(102,158)
Total property and equipment, net	$46,906	$47,758
Depreciation and amortization expense related to property and equipment, net was $6.0 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accrued payroll and related expenses	$77,709	$83,094
Accrued taxes	34,014	47,257
Accrued other liabilities	94,311	92,640
Total accrued liabilities	$206,034	$222,991
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of March 31, 2024, the Company had no outstanding debt balances and had undrawn revolving commitments of $500.0 million available to fund working capital and general corporate expenditures under the 2014 Credit Facility, which has a maturity date of March 31, 2027.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of March 31, 2024.
7. Commitments and Contingencies
Purchase Commitments
The Company has commitments with various third parties to purchase cloud hosting services. In September 2023, the Company amended one of its third-party cloud hosting services agreements. Under this amendment, the Company has committed to spend at least $1.95 billion over ten contract years through September 30, 2033, as well as certain additional minimum usage commitments, among other things. As of March 31, 2024, the Company satisfied $90.5 million of its $154.0 million commitment for contract year three ending September 30, 2024. Additionally, as of March 31, 2024, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.
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
On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20(A) of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02834-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On March 31, 2024, the Court dismissed the Cupat matter without prejudice. On November 21, 2022 and January 13, 2023, stockholder derivative actions were filed in the United States District Court for the District of Colorado, captioned Li v. Karp, et al., Case No. 22-cv-3028 and Parmenter v. Karp, et al., Case No. 23-cv-118, and on January 27, 2023, a stockholder derivative action was filed in the United States District Court for the District of Delaware captioned Miao v. Karp, et al., Case No. 1:23-cv-00103-MN, each against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seek unspecified damages and injunctive remedies under Section 14(a) of the Exchange Act and Delaware law. On August 22, 2023, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware captioned Central Laborers’ Pension Fund v. Karp, et al., Case No. 2023-0864 against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seeks unspecified damages and injunctive relief under Delaware law. Because the litigation is in early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. On November 20, 2023, the plaintiff in Parmenter v. Karp, et al., Case No. 23-cv-118, filed a Notice of Voluntary Dismissal. On November 28, 2023, the court terminated the Parmenter action accordingly.
As of March 31, 2024, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of March 31, 2024 and December 31, 2023.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
foreseeable future. As such, the Company has not recorded a liability for infringement costs as of March 31, 2024 and December 31, 2023.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of March 31, 2024.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of March 31, 2024.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,130,393	20,000,000	2,096,982
Class B Common Stock	2,700,000	95,565	2,700,000	102,141
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,226,963	22,701,005	2,200,128
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
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 0.4 million shares of its Class A common stock for an aggregate amount, including commissions, of $9.0 million under the Share Repurchase Program.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and SAR activity for the three months ended March 31, 2024 (in thousands, except per share amounts and years):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	278,470	$8.62	7.6	$2,381,172	—	$—	0.0	$—
Granted	—	—			44,283	50.00
Exercised	(17,482)	4.80			—	—
Canceled and forfeited	(459)	5.91			(899)	50.00
Balance as of March 31, 2024	260,529	$8.88	7.5	$3,681,164	43,384	$50.00	39.8	$—
Vested and exercisable as of March 31, 2024	148,070	$7.02	6.9	$2,368,058	—	$—	0.0	$—
As of March 31, 2024, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $573.7 million and $137.9 million, respectively, which is expected to be recognized over a weighted-average service period of seven years and five years, respectively.
During the three months ended March 31, 2024, the Company granted SARs that vest upon the achievement of a market-based vesting condition subject to continued service. The market-based vesting condition is satisfied when the price per share of the Company’s Class A common stock exceeds $50 (measured based on the closing price on the immediately prior trading day) (an “Above Price Day”). Following vesting, SARs may only be exercised on an Above Price Day which occurs within an open trading window. The maximum appreciation is up to $20 per SAR.
The Company determined the grant date fair value of SARs using a Monte Carlo simulation model which incorporates various assumptions including the contractual term, expected stock price volatility, risk-free interest rate, suboptimal exercise factor, annual post-vest termination rate, and cost of capital as of the grant date.
For the awards granted during the three months ended March 31, 2024, the assumptions used in the Monte Carlo simulation model were as follows:

March 31, 2024
Expected volatility rate	58.9%
Risk-free interest rate	4.1%
Grant-date fair value per share	$3.30 - $3.50
The expected volatility rate is based on a combination of the Company’s implied volatility and the historical volatility of comparable publicly-traded companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The derived service period for the SARs granted during the three months ended March 31, 2024 was five years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the three months ended March 31, 2024 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	82,262	$10.71	1,976	$15.39
Granted	1,601	17.30	1,623	16.75
Vested	(8,518)	12.97	(1,551)	17.59
Canceled and forfeited	(1,371)	13.43	(49)	16.75
Adjustment for performance achievement(1)	—	—	(39)	7.38
Unvested and outstanding as of March 31, 2024	73,974	$10.54	1,960	$14.90
—————
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.

As of March 31, 2024, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $490.5 million, which the Company expects to recognize over a weighted-average service period of three years. As of March 31, 2024, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$10,416	$9,177
Sales and marketing	42,156	39,535
Research and development	26,874	19,924
General and administrative	46,205	46,078
Total stock-based compensation expense	$125,651	$114,714
10. Income Taxes
The Company recorded a provision for income taxes of $4.7 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of March 31, 2024 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes increased by $3.0 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily related to higher foreign income taxes as the result of higher foreign taxable income and higher withholding taxes in the current year.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company believes that it is more likely than not that its U.S. and U.K. deferred tax assets will not be fully realized. Accordingly, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of March 31, 2024.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on the value of net share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023. Based on the Company’s current analysis of the provisions, the law has not had a material impact on the Company’s condensed consolidated financial statements.
11. Net Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net income attributable to common stockholders for diluted net earnings per share	$105,530	$16,802
Denominator
Weighted-average shares used in computing net earnings per share:
Basic	2,213,545	2,107,780
Effect of dilutive shares	186,562	109,659
Diluted	2,400,107	2,217,439
Net earnings per share
Net earnings per share attributable to common stockholders:
Basic	$0.05	$0.01
Diluted	$0.04	$0.01
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2024	2023
Options issued and outstanding	—	162,521
RSUs and P-RSUs outstanding	3,500	23,006
Warrants to purchase common stock	—	13,042
Total	3,500	198,569
For the three months ended March 31, 2024, the Company also excluded the impact of 43.4 million SARs that may settle in shares of Class A common stock from the computation of diluted net earnings per share because the exercise price of such SARs was greater than the average market price of the Class A common stock for the applicable period. When such SARs are vested, the maximum number of potentially dilutive Class A common shares is the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time.
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
Contribution is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. A segment’s contribution is calculated as segment revenue less the related costs of revenue and sales and marketing expenses. It excludes certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level or are noncash costs. These unallocated and noncash costs include stock-based compensation expense, research and development expenses, and general and administrative expenses.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Government	$335,373	$289,070
Commercial	298,965	236,116
Total revenue	$634,338	$525,186

	Three Months Ended March 31,
	2024	2023
Contribution:
Government	$199,388	$166,233
Commercial	178,089	112,927
Total contribution	$377,477	$279,160
The reconciliation of contribution to income (loss) from operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Income from operations	$80,881	$4,115
Research and development expenses (1)	83,166	70,176
General and administrative expenses (1)	87,779	90,155
Total stock-based compensation expense	125,651	114,714
Total contribution	$377,477	$279,160
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Revenue:
United States	$406,389	64%	$336,845	64%
Rest of world (1)	227,949	36%	188,341	36%
Total revenue	$634,338	100%	$525,186	100%
—————
(1) No other country represents 10% or more of total revenue for the three months ended March 31, 2024 or 2023.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands, except years):

	Weighted average useful life (years)	As of March 31, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.6	$10,400	$(2,947)	$7,453	$10,400	$(2,427)	$7,973
Reacquired rights	5.6	17,618	(3,565)	14,053	17,618	(2,936)	14,682
Backlog	0.6	6,700	(4,746)	1,954	6,700	(3,908)	2,792
Other	0.0	4,225	(4,192)	33	4,225	(3,770)	455
Total intangible assets		$38,943	$(15,450)	$23,493	$38,943	$(13,041)	$25,902
Amortization expense of intangible assets was not material for the three months ended March 31, 2024 or 2023.
As of March 31, 2024, expected amortization expense for the unamortized finite-lived intangible assets is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2024	$5,435
2025	4,597
2026	4,597
2027	4,250
2028	2,517
Thereafter	2,097
Total	$23,493

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
For the three months ended March 31, 2024, we generated $634.3 million in revenue, reflecting a 21% growth rate from the three months ended March 31, 2023, when we generated $525.2 million in revenue.
In the three months ended March 31, 2024, we generated income from operations of $80.9 million, or adjusted income from operations of $226.5 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended March 31, 2023, we generated income from operations of $4.1 million, or adjusted income from operations of $125.1 million when excluding stock-based compensation and related employer payroll taxes.

In the three months ended March 31, 2024, our gross profit was $518.1 million, reflecting a gross margin of 82%, or 83% when excluding stock-based compensation. In the three months ended March 31, 2023, our gross profit was $417.5 million, reflecting a gross margin of 80%, or 81% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended March 31, 2024, we had 554 customers, including companies in various commercial sectors and government agencies around the world. During the period ended March 31, 2023, we had 391 customers.
For large government agencies, where a single institution has multiple divisions, units, or subsidiary agencies, each such division, unit, or subsidiary agency that enters into a separate contract with us and is invoiced as a separate entity is treated as a separate customer. For example, while the U.S. Food and Drug Administration, Centers for Disease Control and Prevention, and National Institutes of Health are subsidiary agencies of the U.S. Department of Health and Human Services, we treat each of those agencies as a separate customer given that the governing structures and/or procurement processes of each agency are independent.
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended March 31, 2024 was $55.5 million, which grew 9% from an average of $50.9 million in revenue from the top twenty customers during the trailing twelve months ended March 31, 2023, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the three months ended March 31, 2024, 53% of our revenue came from government customers and 47% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the three months ended March 31, 2024, we generated 64% of our revenue from customers in the United States and the remaining 36% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended March 31, 2024 was $1.4 billion, which grew 18% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Geopolitical Tensions
Our business operations are subject to interruption by events that are beyond our control, including geopolitical tensions. We continue to closely monitor the impact of various geopolitical tensions and their global impacts on our business. While the ongoing Russia-Ukraine and Israel conflicts are still evolving and the outcomes remain highly uncertain, we do not expect that the resulting challenging macroeconomic conditions will have a material impact on our business or results of operations.

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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)) has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than U.S. dollars. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the three months ended March 31, 2024 such impacts were not material to our financial position or results of operations.
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
Contribution margin, both across our business and segments, is intended to capture how much we have earned from customers after accounting for the costs associated with deploying and operating our software, as well as any sales and marketing expenses involved in acquiring and expanding our partnerships with customers or potential customers, including allocated overhead. We exclude stock-based compensation as it is a noncash expense.
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
For more information about contribution margin, including the limitations of this measure, and a reconciliation to income from operations, see the section titled “Non-GAAP Reconciliations” below.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Income from operations	$80,881	$4,115
Add:
Research and development expenses (1)	83,166	70,176
General and administrative expenses (1)	87,779	90,155
Total stock-based compensation expense	125,651	114,714
Total contribution	$377,477	$279,160
Contribution margin	60%	53%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Gross profit	$518,082	$417,541
Add: stock-based compensation	10,416	9,177
Gross profit, excluding stock-based compensation	$528,498	$426,718
Gross margin, excluding stock-based compensation	83%	81%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Income from operations	$80,881	$4,115
Add: stock-based compensation	125,651	114,714
Add: employer payroll taxes related to stock-based compensation	19,926	6,285
Adjusted income from operations	$226,458	$125,114
Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to access our software platforms in our hosted environment along with ongoing operating and maintenance (“O&M”) services (“Palantir Cloud”), software subscriptions in our customers’ environments with ongoing O&M services (“On-Premises Software”), and professional services.
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
Sales and Marketing
Our sales and marketing efforts span all stages of our sales cycle, including personnel involved with sales functions, and executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, variable compensation, including commissions, and benefits for our sales force and personnel involved in sales functions, executing on pilots, including bootcamps, and customer growth activities; as well as third-party cloud hosting services for our pilots, marketing and sales event-related costs, travel costs, and allocated overhead. Sales and marketing costs are generally expensed as incurred.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized losses from equity securities and foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes consists of income taxes related to foreign and state jurisdictions in which we conduct business and withholding taxes.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of income that is not attributable to the Company.
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
Segment profitability is evaluated based on contribution and contribution margin. Contribution is segment revenue less the related costs of revenue and sales and marketing expenses, excluding stock-based compensation expense. Contribution margin is contribution divided by revenue. To the extent costs of revenue or sales and marketing expenses are not directly attributable to a particular segment, they are allocated based upon headcount at each operating segment during the period. We use it, in part, to evaluate the performance of, and allocate resources to, each of our operating segments, which excludes certain operating expenses that are not allocated to operating segments because they are separately managed at the consolidated corporate level or are noncash costs. These noncash or unallocated costs include stock-based compensation expense, research and development costs, and general and administrative costs.

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$634,338	$525,186
Cost of revenue	116,256	107,645
Gross profit	518,082	417,541
Operating expenses:
Sales and marketing	193,177	187,093
Research and development	110,040	90,100
General and administrative	133,984	136,233
Total operating expenses	437,201	413,426
Income from operations	80,881	4,115
Interest income	43,352	20,853
Other income (expense), net	(13,507)	(4,136)
Income before provision for income taxes	110,726	20,832
Provision for income taxes	4,655	1,681
Net income	106,071	19,151
Less: Net income attributable to noncontrolling interests	541	2,349
Net income attributable to common stockholders	$105,530	$16,802

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	18	20
Gross margin	82	80
Operating expenses:
Sales and marketing	31	36
Research and development	17	17
General and administrative	21	26
Total operating expenses	69	79
Income from operations	13	1
Interest income	7	4
Other income (expense), net	(2)	(1)
Income before provision for income taxes	18	4
Provision for income taxes	1	—
Net income	17%	4%
Less: Net income attributable to noncontrolling interests	—	1
Net income (loss) attributable to common stockholders	17%	3%

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenue:
Government	$335,373	$289,070	$46,303	16%
Commercial	298,965	236,116	62,849	27%
Total revenue	$634,338	$525,186	$109,152	21%
Revenue increased by $109.2 million, or 21%, for the three months ended March 31, 2024 compared to the same period in 2023. Revenue from government customers increased by $46.3 million, or 16%, for the three months ended March 31, 2024 compared to the same period in 2023. Of the increase, $41.9 million was from existing government customers as of December 31, 2023. Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. Revenue from U.S. government customers was $256.7 million for the three months ended March 31, 2024 compared to $229.8 million for the same period in 2023. Revenue from commercial customers increased by $62.8 million, or 27%, for the three months ended March 31, 2024 compared to the same period in 2023. Of the increase, $49.5 million was from existing customers as of December 31, 2023, which includes an offsetting decrease of $9.5 million of revenue from Strategic Commercial Contracts. For additional information, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Revenue from U.S. commercial customers was $149.7 million for the three months ended March 31, 2024 compared to $107.1 million for the same period in 2023, a 40% increase.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Cost of revenue	$116,256	$107,645	$8,611	8%
Gross profit	$518,082	$417,541	$100,541	24%
Gross margin	82%	80%	2%
Cost of revenue for the three months ended March 31, 2024 increased by $8.6 million, or 8%, compared to the same period in 2023. The increase was primarily due to increases of $6.5 million in third-party cloud hosting services, $3.7 million in field service representatives and other direct costs, and $3.2 million for stock-based compensation expense and related expenses. These increases were partially offset by a decrease of $4.2 million in hardware. For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Our gross margin for the three months ended March 31, 2024 increased from 80% for the same period in 2023 to 82% as a result of revenue growth outpacing costs of revenue. The primary cause of this growth rate variation was due to decreases in hardware in cost of revenue and lower growth in third-party cloud hosting relative to revenue growth as compared to the prior year.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Sales and marketing	$193,177	$187,093	$6,084	3%
Research and development	110,040	90,100	19,940	22%
General and administrative	133,984	136,233	(2,249)	(2)%
Total operating expenses	$437,201	$413,426	$23,775	6%

Sales and Marketing
Sales and marketing expenses increased by $6.1 million, or 3%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to increases of $7.5 million in stock-based compensation expense and related expenses and $4.8 million in variable compensation, including commissions. These increases were partially offset by decreases of $5.9 million in payroll and other payroll-related costs driven by a decrease in headcount attributable to our sales and marketing function. For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $19.9 million, or 22%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to increases of $11.1 million in stock-based compensation expense and related expenses, $4.7 million in third-party cloud hosting services, and $4.4 million in payroll and other payroll-related costs driven by an increase in headcount attributable to our research and development function. For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses decreased by $2.2 million, or 2%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease of $2.7 million in professional services and $2.6 million in payroll and other payroll-related costs driven by a decrease in headcount attributable to our general and administrative functions. The decrease was partially offset by an increase of $2.8 million in stock-based compensation expense and related expenses. For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Stock-Based Compensation

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Cost of revenue	$10,416	$9,177	$1,239	14%
Sales and marketing	42,156	39,535	2,621	7%
Research and development	26,874	19,924	6,950	35%
General and administrative	46,205	46,078	127	—%
Total stock-based compensation expense	$125,651	$114,714	$10,937	10%
Stock-based compensation expenses increased by $10.9 million, or 10%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was driven by expense from new grants awarded since March 31, 2023, including RSUs, P-RSUs, and SARs, partially offset by lower expense under the accelerated attribution method for restricted stock units (“RSUs”) granted prior to September 30, 2020, the date of our direct listing, and the vesting and cancellation of options and RSUs.
Interest Income

	Three Months Ended March 31,		Change
	2024	2023	Amount
Interest income	$43,352	$20,853	$22,499
Interest income increased by $22.5 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher U.S. interest rates and increases in our interest-bearing cash and cash equivalents, and our investments in short-term U.S. treasury securities.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2024	2023	Amount
Other income (expense), net	$(13,507)	$(4,136)	$(9,371)

Other income (expense), net changed by $9.4 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in net realized and unrealized losses from our shares held in equity securities.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	Amount
Provision for income taxes	$4,655	$1,681	$2,974
Provision for income taxes increased by $3.0 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily related to higher foreign income taxes as the result of higher foreign taxable income.
Liquidity and Capital Resources
We generated positive cash flow from operations for the three months ended March 31, 2024. We had cash, cash equivalents, and short-term U.S. treasury securities totaling $3.9 billion available as of March 31, 2024. We believe that cash flows generated from operations, cash, cash equivalents, marketable securities, available funds, and access to financing sources, including our credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. While we have generated income from operations and positive cash flows from operations for the three months ended March 31, 2024, the amounts may fluctuate for the foreseeable future.
As of March 31, 2024, our accumulated deficit balance was $5.5 billion, and our principal sources of liquidity were cash, cash equivalents, and short-term U.S. treasury securities totaling $3.9 billion.
As of March 31, 2024, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In August 2023, the Company’s Board of Directors authorized a stock repurchase program of up to $1.0 billion of the Company’s outstanding shares of Class A common stock (the “Share Repurchase Program”). The Company has and may continue to repurchase shares of its Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases under the Share Repurchase Program will be determined by the Company’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 0.4 million shares of its Class A common stock for an aggregate amount, including commissions, of $9.0 million under the Share Repurchase Program.
Our future capital requirements will depend on many factors, including, but not limited to, the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies; additionally, we have, and may in the future, repurchase shares of our Class A common stock from time to time under our Share Repurchase Program. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected. For additional information on our Share Repurchase Program, see Note 8. Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$129,579	$187,376
Investing activities	(511,245)	(1,554,591)
Financing activities	75,248	25,983
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(4,024)	2,676
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(310,442)	$(1,338,556)
Operating Activities
Net cash provided by operating activities was $129.6 million and $187.4 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by timing of payments to vendors and timing of the receipt of payments from our customers, partially offset by an increase in interest income.
Investing Activities
Net cash used in investing activities was $0.5 billion and $1.6 billion for the three months ended March 31, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily due to purchases of marketable securities, primarily comprised of short-term U.S. treasury securities, partially offset by proceeds from sales and redemptions of marketable securities.
Financing Activities
Net cash provided by financing activities was $75.2 million and $26.0 million for the three months ended March 31, 2024 and 2023, respectively, each of which primarily consisted of proceeds from the exercise of common stock options partially offset by share repurchases of $9.0 million.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services. For additional information, refer to Note 7. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as already disclosed in Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2023. See our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024, for additional information regarding the Company’s contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024, except as described in Note 2. Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Market Risk
As of March 31, 2024, we held outstanding shares of publicly-traded equity securities valued at $8.7 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions including recent and ongoing volatility related to the ongoing Russia-Ukraine and Israel conflicts, and heightened interest rates.
As of March 31, 2024, we held outstanding shares of privately-held equity securities valued at $35.1 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other European countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in JPY, Euro, and GBP. We have experienced, and may continue to experience, fluctuations in net income as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:
•until recent quarters, we had a history of incurring net losses, and we anticipate our operating expenses will continue to increase and we may not be able to achieve or maintain profitability in the future;
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
•we may not successfully develop and deploy new technologies (such as technologies incorporating AI) to address the needs of our customers;
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
•issues raised by the use of AI (including machine learning and large language models) in our platforms and business may result in reputational harm or liability;
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
Risks Related to Our Business and Industry
Until recent quarters, we had a history of incurring net losses, and we anticipate our operating expenses will continue to increase and we may not be able to achieve or maintain profitability in the future.
Although we have achieved GAAP profitability in recent quarters, we incurred net losses in each period from our inception through the third quarter of 2022. We may not achieve or maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. In addition, while we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased expenses or losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model has historically required us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them. Though we have begun to integrate shorter, more cost-effective programs such as bootcamps, these initial deployments (including bootcamps) may result in no or minimal future revenue. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to maintain or increase profitability in the future or achieve our profitability targets could adversely affect our business, financial condition, and results of operations.
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
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our standard sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers (including individual users at such customers) at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms, including at bootcamps, and there is no guarantee that we will be able to convert customers from these short-term pilot deployments to longer-term revenue-generating contracts. We may continue to modify and update our sales efforts to meet market demand and the organizational needs of our potential customers, including to implement new go-to-market mechanisms or self-service models, or to collaborate with third party service providers, and any of these changes may not be successful and could increase our operating expenses. In addition, we have grown and may continue to grow our direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.
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
Our top three customers together accounted for 18% and 17% of our revenue for the years ended December 31, 2023 and 2022, respectively, and 17% and 20% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Our top three customers by revenue, for the three months ended March 31, 2024, have been with us for an average of eight years as of March 31, 2024. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
As of December 31, 2023, the total remaining deal value, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024, was $3.9 billion. Of our total remaining deal value, as of December 31, 2023, $2.1 billion was the remaining deal value of our contracts with commercial customers and $1.8 billion was the remaining deal value of our contracts with government customers.
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
If we do not successfully develop and deploy new technologies (such as technologies incorporating AI) to address the needs of our customers, our business and results of operations could suffer.
Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new platforms or product modules, such as AIP, will, either individually or in the aggregate, be compelling to our customers, gain market acceptance, or have a positive or material impact on our business, financial condition, or results of operations, in each case in a timely or cost-effective manner. For example, we and our peers and competitors are investing more significantly in AI (including machine learning and large language models). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business, including our profitability. Further, other companies may develop products that are similar to ours, or adopt and implement AI more successfully or at a quicker pace than us. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.
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
• reluctance of customers to purchase products incorporating generative AI; and
•reluctance of customers to purchase products incorporating open source software.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,678 full-time employees as of March 31, 2024, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Further, potential employees may request to work entirely or partially remotely. Though some of our current employees have continued to work remotely following the COVID-19 pandemic, we have a limited history of operating with a hybrid workforce. There is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity. It is also possible that remote work arrangements may have a negative impact on our ability to recruit, train, manage, and retain employees; our operations; our information, data security and cybersecurity; consumer privacy and the risk of fraud; the execution of our business plans; our ability to maintain and strengthen our company culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices.
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
Volatility or lack of appreciation in the trading price of our Class A common stock may also affect our ability to attract and retain qualified personnel. Many of our senior personnel and other key personnel hold equity awards that have vested in part or are exercisable, which could adversely affect our ability to retain these personnel. Personnel may be more likely to leave us if the shares they own or the shares underlying their vested options, restricted stock units (“RSUs”), or other equity awards have significantly appreciated in value. In addition, many of our personnel may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.
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
In addition, our ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly, and that growth has and may continue to put additional pressure on our services teams. Our services teams may need additional personnel to respond to customer demand, and we have, and may in the future continue to, partner with third parties in providing O&M services to our customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for our O&M services. We also may be unable to modify the future scope and delivery of our O&M services to compete with changes in the services provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If we are unable to provide efficient O&M services globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel or partner with third-party organizations, which could increase our expenses, and negatively impact our business, financial condition, and results of operations.
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
We believe that maintaining and enhancing our brand identity and reputation is important to our relationships with, and to our ability to attract and retain customers, partners, investors, and employees. The successful promotion of our brand depends upon our ability to continue to offer high-quality software, maintain strong relationships with our customers, the community, and others, while successfully differentiating our platforms from those of our competitors. Unfavorable media coverage may adversely affect our brand and reputation. We anticipate that as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we do not successfully maintain and enhance our brand identity and reputation, we may fail to attract and retain employees, customers, investors, or partners, grow our business, or sustain pricing power, all of which could adversely impact our business, financial condition, results of operations, and growth prospects. Additionally, despite our internal safeguards and efforts to the contrary, and as our platforms and products become more widely accessible, we cannot guarantee that our customers will not ultimately use our platforms for purposes inconsistent with our company values, and such uses may harm our brand and reputation.
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
We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer and reseller relationships), platform partnerships, and strategic alliances (including teaming agreements) as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to additional or unexpected liabilities, including as a result of partnering with entities in new or unfamiliar territories or markets, they may conflict with our sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in 2016, we entered into a partnership with Airbus S.A.S. (“Airbus”) that, over time, developed into the Skywise platform partnership, which provides our business strategic advantages but also limits our ability to independently provide our platforms to certain airlines and companies that compete with Airbus. Additionally, in November 2019, we created a jointly controlled entity in Japan with SOMPO Holdings, Inc., in which we subsequently obtained a controlling interest in November 2022. For more information see Note 14. Business Combinations in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024. We also created a jointly-owned entity in South Korea with HD Hyundai Co. Ltd. in December 2022 in which we have a controlling interest. We believe these arrangements offer our business strategic operational advantages within Japanese and Korean markets, but they also limit our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in Japanese and Korean markets or related industry verticals, which in turn limits our opportunities for growth in Japan and Korea and, depending on the success of each respective entity, may negatively impact our results. Furthermore, since 2020, we have entered into channel sales relationships and strategic alliances with various global system integrators that we believe provide us with more diverse go-to-market opportunities and access to a wider base of potential customers and pool of qualified subcontractor personnel that we can call upon to enhance and augment our implementation and engineering services.
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
Large enterprises and government entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over twelve months, requiring approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization. Due to the length, size, scope, and stringent requirements of these evaluations, we typically provide short-term pilot deployments of our platforms, or one or more bootcamps, to prospective customers at no or low cost initially. We sometimes spend substantial time, effort, and money in our sales efforts without producing any sales. The success of the investments that we make in the earlier stages of our sales cycle depends on factors such as our ability to identify potential customers for which our platforms have an opportunity to add significant value to the customer’s organization, our ability to identify and agree with the potential customer on an appropriate pilot deployment to demonstrate the value of our platforms, and whether we successfully execute on such pilot deployment. Even if the pilot deployment is successful, we or the customer could choose not to enter into a larger contract for a variety of reasons. For example, product purchases by large enterprises and government entities are frequently subject to budget constraints, leadership changes, multiple approvals, and unplanned administrative, processing, and other delays, any of which could significantly delay or entirely prevent our realization of sales. Finally, large enterprises and government entities typically (i) have longer implementation cycles, (ii) require greater product functionality and scalability and a broader range of services, including design services, (iii) demand that vendors take on a larger share of risks, (iv) sometimes require acceptance provisions that can lead to a delay in revenue recognition, (v) typically have more complex IT and data environments, and (vi) expect greater payment flexibility from vendors. Customers, and sometimes we, may also engage third parties to be the users of, or to integrate their products and services with, our platforms, which may result in contractual complexities and risks, require additional investment of time and human resources to train or work with the third parties and allow third parties (who may be building competitive projects or engaging in other competitive activities, or may not have appropriate organizational or technical expertise) to influence our customers’ perception of our platforms. All these factors can add further risk to business conducted with these customers. If sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

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

Historically, we have funded our operations and capital expenditures primarily through cash flows from operations, equity issuances, and proceeds from option exercises. Although we currently anticipate that our existing cash, cash equivalents, and U.S. treasury securities will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Additionally, tightening of the credit markets and high interest rates continue to negatively impact the capital raising environment. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of March 31, 2024, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of March 31, 2024, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.

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

Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $371.4 million inclusive of $40.4 million of contractual options, as of March 31, 2024. Strategic Commercial Contracts with remaining deal value as of March 31, 2024 have original contract terms, including contractual options, ranging from two to seven years, and are subject to termination for cause provisions. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of March 31, 2024, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $277.8 million, of which $23.9 million was recognized by us during the three months ended March 31, 2024.
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
Issues raised by the use of AI (including machine learning and large language models) in our platforms and business may result in reputational harm or liability.
AI is enabled by or integrated into some of our technology platforms and is a significant and growing element of our business. We have also incorporated AI into certain operations within our business, including by using our platforms for internal functions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient, unreliable or inaccurate, we could be subject to competitive harm, potential legal liability, including under forthcoming and new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), and brand or reputational harm. The rapid evolution of AI may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect.
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges, the application or interpretation of which are complex and will likely continue to evolve. Moreover, AI, including our use of AI, may create additional cybersecurity risks or increase existing cybersecurity risks, and may result in cyberattacks, security breaches, phishing attacks, or other incidents. For example, threat actors are increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cyberattacks crafted with an AI tool to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. In addition, enhanced risk of cyberattacks could be a result of us or a third party incorporating the output of an AI tool, such as malicious code from an AI generated source code.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, such as the ongoing conflict resulting from Hamas’ attack on Israel, natural disasters, public health crises (such as the COVID-19 pandemic), geopolitical tensions such as those that may be caused by the ongoing Russia-Ukraine conflict, or acts of misconduct. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
Because we offer very complex technology platforms, various errors, defects, failures, or bugs have occurred and may in the future occur, especially when platforms, products, or capabilities are introduced, configured or reconfigured, or when upgrades, new versions or other product or infrastructure updates are deployed, installed, configured, or released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite our internal systems and processes, errors, failures, or bugs may not be found or may not be properly mitigated or remediated in configured, reconfigured, upgraded or new software or other releases until after commencement of commercial shipments. Errors, failures, defects, and bugs have affected the performance of our platforms and can also delay the development or release of new platforms, products, or capabilities or upgrades or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to errors, failures, defects, or bugs in our platforms than in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms, allegations of unsatisfactory performance, real or perceived errors, defects, or failures, such as data loss, or untimely or ineffective upgrades, patches, or other fixes to address errors, failures, defects, or bugs, could increase the risk of security vulnerabilities, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, cause us to issue credits or refunds, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, Colorado and Utah each has enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas each has enacted similar legislation that will become effective in 2024; Tennessee, Iowa, Delaware, New Hampshire, and New Jersey each has enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026.
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

Additionally, post-Brexit updates to United Kingdom (“U.K.”) data protection laws and regulations, while largely conforming to EU GDPR standards paving the way for a 2021 European Commission adequacy determination for export of personal data from the European Economic Area to the U.K., may change over time as the U.K. and its regulator, the Information Commissioner’s Office, continue to examine its global market standing, and a formal sunset clause will necessitate a reassessment and renegotiated terms to carry the determination beyond June 2025. Modifications in the standards for valid data transfer to the U.S. from the U.K., the EU, Switzerland, and other countries using standard contractual clauses or similar mechanisms may further require us to change our product and business practices, as well as to update client agreements in ways that introduce additional costs to our business.
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The EU Parliament has voted to formally adopt a new regulation, the EU AI Act, that, when effective, would impose onerous obligations related to the development, sale and use of AI-related systems. Further, certain administrations, including in the United States, have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
We prepare our condensed consolidated financial statements in accordance with GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including related to the recognition of our revenue. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.
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
For example, provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and foreign based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively. Beginning January 1, 2022, we began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 years for international research rather than expensing these costs as incurred. Additionally, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on the value of net repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our Share Repurchase Program.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of March 31, 2024, approximately 2.1 million options will expire through December 2024 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of March 31, 2024, there were 2,130,393,095 shares of our Class A common stock outstanding, 95,564,965 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of March 31, 2024, there were outstanding options to purchase an aggregate of 78,852,281 shares of our Class A common stock and 181,677,001 shares of our Class B common stock, 36,596,306 shares of our Class A common stock and 37,725,000 shares of Class B common stock subject to RSUs, 43,384,065 shares of our Class A common stock subject to stock appreciation rights (“SARs”) and 1,960,290 shares of our Class A common stock subject to performance-based RSUs (“P-RSUs”). All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
While the registration rights of our non-affiliates pursuant to our Amended and Restated Investors’ Rights Agreement dated August 24, 2020 requiring us to register shares owned by them for public sale in the United States have expired under the terms of that agreement, our affiliates who are party to the Amended and Restated Investors’ Rights Agreement, including our Founders and certain of the entities affiliated with Peter Thiel, will retain the right to cause us to register shares held by them for resale until such rights terminate in accordance with our Amended and Restated Investors’ Rights Agreement. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise and whether in connection with the exercise of stock options, the settlement of RSUs or P-RSUs, or the exercise or settlement of other awards or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.
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
In August 2023, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). We have repurchased, and may continue to repurchase, shares of Class A common stock from time to time, as authorized by our Board of Directors, through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the Share Repurchase Program will be determined by Palantir’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations.

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
Additionally, repurchasing our Class A common stock will reduce the amount of cash, cash equivalents and marketable securities we have available to fund working capital, capital expenditures, capital preserving investments, strategic acquisitions or business opportunities, and other general corporate purposes, and there are no guarantees that the Share Repurchase Program will result in increased shareholder value. Furthermore, the timing and amount of repurchases have been, and will in the future be, subject to liquidity, market and economic conditions, compliance with applicable legal requirements and other relevant factors.
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
Our Class A common stock has one (1) vote per share, and our Class B common stock has ten (10) votes per share with respect to each matter submitted to our stockholders. Assuming that the Founders and certain of their affiliates collectively meet the

Ownership Threshold (as defined below) on the applicable record date for a vote of the stockholders (except as provided in our amended and restated certificate of incorporation), shares of Class F common stock will generally have a number of votes per share in respect of a matter submitted to our stockholders that would cause the total votes of all shares of Class F common stock, together with the votes attributable to shares of Class A common stock and Class B common stock held by our Founders and their affiliates that are subject to the voting agreement among our Founders and Wilmington Trust, National Association (the “Founder Voting Agreement”) and the votes attributable to shares of Class A common stock and Class B common stock held by our Founders and their affiliates that are designated as Designated Founders’ Excluded Shares (as defined in our amended and restated certificate of incorporation), in each case entitled to vote on such matter, to equal, with respect to such matter, 49.999999% of the voting power of (i) all of the outstanding shares of capital stock of the Company entitled to vote on such matter (including in the case of the election of directors); or (ii) the shares present in person or represented by proxy and entitled to vote on such matter only if a majority of the shares present in person or represented by proxy and entitled to vote on such matter is the applicable voting standard (as applicable, “49.999999% of the Voting Power”). Accordingly, subject to limited exceptions described in our amended and restated certificate of incorporation and amended and restated bylaws, such Founders will effectively control all matters submitted to the stockholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. Our Founders and their affiliates also hold the substantial majority of our outstanding Class B common stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, even without regard to the voting power of the Class F common stock, our Founders and their affiliates collectively control a significant portion of the voting power of our capital stock based on their current ownership and may significantly increase their ownership of Class B common stock in the future due to the exercise of currently outstanding stock options or the settlement of RSUs.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 24.7% of the voting power of our outstanding capital stock in the aggregate as of April 30, 2024.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of April 30, 2024. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,226,963,060 shares of our common stock outstanding as of March 31, 2024. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of March 31, 2024, our Founders were 56, 56, and 41 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. Over the past two years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including heightened interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding relationships with existing customers, and lower or no growth. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us and we may not realize the full value of our commercial contracts with such customers as a result.
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
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations have been, and could in the future be, subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics (such as COVID-19), terrorism, such as Hamas’ attack against Israel, political unrest, cyberattacks including as may be exacerbated by the ongoing Russia-Ukraine conflict, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes stock repurchases during the three months ended March 31, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	125,127	23.97	125,127	997,000
March 1, 2024 - March 31, 2024	243,098	24.68	243,098	991,000
Total	368,225		368,225
—————
(1) Includes related commissions.
(2) In August 2023, the Company’s Board of Directors authorized a stock repurchase program of up to $1.0 billion of the Company’s outstanding shares of Class A common stock. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as business and market conditions, corporate and regulatory requirements, and other considerations. Our stock repurchase may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 trading plan. Our stock repurchase program may be accelerated, suspended, delayed, or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2024, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On March 12, 2024, Ryan Taylor, our Chief Revenue Officer and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 980,294 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.

During the quarter ended March 31, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
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

PALANTIR TECHNOLOGIES INC.

Date: May 6, 2024	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2024	By:	/s/ Heather Planishek
Heather Planishek
Chief Accounting Officer
(Principal Accounting Officer)