Form 10-Q
period 2024-06-30
Palantir Technologies Inc.
filed 2024-08-06
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 2,142,323,448 shares of the registrant’s Class A common stock outstanding, 96,125,336 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$512,659	$831,047
Marketable securities	3,485,800	2,843,132
Accounts receivable, net	659,339	364,784
Prepaid expenses and other current assets	115,712	99,655
Total current assets	4,773,510	4,138,618
Property and equipment, net	43,483	47,758
Operating lease right-of-use assets	213,453	182,863
Other assets	161,434	153,186
Total assets	$5,191,880	$4,522,425
Liabilities and Equity
Current liabilities:
Accounts payable	$67,345	$12,122
Accrued liabilities	195,489	222,991
Deferred revenue	278,441	246,901
Customer deposits	221,519	209,828
Operating lease liabilities	44,125	54,176
Total current liabilities	806,919	746,018
Deferred revenue, noncurrent	15,649	28,047
Customer deposits, noncurrent	1,527	1,477
Operating lease liabilities, noncurrent	214,334	175,216
Other noncurrent liabilities	15,645	10,702
Total liabilities	1,054,074	961,460
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of June 30, 2024 and December 31, 2023; 2,140,809 and 2,096,982 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; 2,700,000 Class B shares authorized as of June 30, 2024 and December 31, 2023; 96,125 and 102,141 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of June 30, 2024 and December 31, 2023	2,238	2,200
Additional paid-in capital	9,463,178	9,122,173
Accumulated other comprehensive income (loss), net	(4,935)	801
Accumulated deficit	(5,409,957)	(5,649,613)
Total stockholders’ equity	4,050,524	3,475,561
Noncontrolling interests	87,282	85,404
Total equity	4,137,806	3,560,965
Total liabilities and equity	$5,191,880	$4,522,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$678,134	$533,317	$1,312,472	$1,058,503
Cost of revenue	128,562	106,899	244,818	214,544
Gross profit	549,572	426,418	1,067,654	843,959
Operating expenses:
Sales and marketing	196,809	184,163	389,986	371,256
Research and development	108,781	99,533	218,821	189,633
General and administrative	138,643	132,648	272,627	268,881
Total operating expenses	444,233	416,344	881,434	829,770
Income from operations	105,339	10,074	186,220	14,189
Interest income	46,593	30,310	89,945	51,163
Other income (expense), net	(11,173)	(10,341)	(24,680)	(14,477)
Income before provision for income taxes	140,759	30,043	251,485	50,875
Provision for income taxes	5,189	2,171	9,844	3,852
Net income	135,570	27,872	241,641	47,023
Less: Net income (loss) attributable to noncontrolling interests	1,444	(255)	1,985	2,094
Net income attributable to common stockholders	$134,126	$28,127	$239,656	$44,929
Net earnings per share attributable to common stockholders, basic	$0.06	$0.01	$0.11	$0.02
Net earnings per share attributable to common stockholders, diluted	$0.06	$0.01	$0.10	$0.02
Weighted-average shares of common stock outstanding used in computing net earnings per share attributable to common stockholders, basic	2,231,592	2,131,224	2,222,569	2,119,567
Weighted-average shares of common stock outstanding used in computing net earnings per share attributable to common stockholders, diluted	2,414,696	2,278,155	2,407,402	2,252,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$135,570	$27,872	$241,641	$47,023
Other comprehensive income (loss)
Foreign currency translation adjustments	731	166	(1,168)	896
Net unrealized loss on available-for-sale securities	(53)	(1,057)	(4,675)	(772)
Comprehensive income	136,248	26,981	235,798	47,147
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,337	(255)	1,878	2,094
Comprehensive income attributable to common stockholders	$134,911	$27,236	$233,920	$45,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2024	2,226,963	$2,227	$9,322,803	$(5,720)	$(5,544,083)	$3,775,227	$85,945	$3,861,172
Issuance of common stock from the exercise of stock options	3,394	4	16,026	—	—	16,030	—	16,030
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	8,369	8	(8)	—	—	—	—	—
Repurchases of common stock	(787)	(1)	(17,698)	—	—	(17,699)	—	(17,699)
Stock-based compensation	—	—	142,055	—	—	142,055	—	142,055
Other comprehensive income (loss)	—	—	—	785	—	785	(107)	678
Net income	—	—	—	—	134,126	134,126	1,444	135,570
Balance as of June 30, 2024	2,237,939	$2,238	$9,463,178	$(4,935)	$(5,409,957)	$4,050,524	$87,282	$4,137,806

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965
Issuance of common stock from the exercise of stock options	20,876	21	99,849	—	—	99,870	—	99,870
Issuance of common stock upon release of RSUs and P-RSUs	18,090	18	(18)	—	—	—	—	—
Repurchases of common stock	(1,155)	(1)	(26,698)	—	—	(26,699)	—	(26,699)
Stock-based compensation	—	—	267,872	—	—	267,872	—	267,872
Other comprehensive loss	—	—	—	(5,736)	—	(5,736)	(107)	(5,843)
Net income	—	—	—	—	239,656	239,656	1,985	241,641
Balance as of June 30, 2024	2,237,939	$2,238	$9,463,178	$(4,935)	$(5,409,957)	$4,050,524	$87,282	$4,137,806

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2023	2,117,730	$2,117	$8,568,570	$(4,318)	$(5,842,636)	$2,723,733	$79,460	$2,803,193
Issuance of common stock from the exercise of stock options	19,062	19	90,330	—	—	90,349	—	90,349
Issuance of common stock upon vesting of RSUs	13,188	13	(13)	—	—	—	—	—
Stock-based compensation	—	—	114,156	—	—	114,156	—	114,156
Other comprehensive loss	—	—	—	(891)	—	(891)	—	(891)
Other, net	—	—	—	—	—	—	459	459
Net income	—	—	—	—	28,127	28,127	(255)	27,872
Balance as of June 30, 2023	$2,149,980	$2,149	$8,773,043	$(5,209)	$(5,814,509)	$2,955,474	$79,664	$3,035,138

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	24,443	24	116,249	—	—	116,273	—	116,273
Issuance of common stock upon vesting of RSUs	26,462	26	(26)	—	—	—	—	—
Stock-based compensation	—	—	228,822	—	—	228,822	—	228,822
Other comprehensive loss	—	—	—	124	—	124	—	124
Other, net	—	—	—	—	—	—	459	459
Net income	—	—	—	—	44,929	44,929	2,094	47,023
Balance as of June 30, 2023	2,149,980	$2,149	$8,773,043	$(5,209)	$(5,814,509)	$2,955,474	$79,664	$3,035,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$241,641	$47,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,494	16,719
Stock-based compensation	267,415	228,915
Noncash operating lease expense	22,439	22,724
Unrealized and realized (gain) loss from marketable securities, net	20,042	11,078
Noncash consideration	(26,484)	(20,166)
Other operating activities	(11,088)	(17,817)
Changes in operating assets and liabilities:
Accounts receivable, net	(298,311)	(113,663)
Prepaid expenses and other current assets	(2,774)	1,091
Other assets	5,571	(3,485)
Accounts payable	53,372	(39,057)
Accrued liabilities	(30,548)	13,780
Deferred revenue, current and noncurrent	21,463	115,868
Customer deposits, current and noncurrent	11,806	40,144
Operating lease liabilities, current and noncurrent	(23,778)	(25,603)
Other noncurrent liabilities	6,506	17
Net cash provided by operating activities	273,766	277,568
Investing activities
Purchases of property and equipment	(5,543)	(8,689)
Purchases of marketable securities	(1,784,115)	(2,936,939)
Proceeds from sales and redemption of marketable securities	1,133,535	948,866
Proceeds from sales of alternative investments	—	51,072
Other investing activities	(4,000)	—
Net cash used in investing activities	(660,123)	(1,945,690)
Financing activities
Proceeds from the exercise of common stock options	99,870	116,273
Repurchases of common stock	(26,699)	—
Other financing activities	102	394
Net cash provided by financing activities	73,273	116,667
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(4,948)	(1,855)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(318,032)	(1,553,310)
Cash, cash equivalents, and restricted cash - beginning of period	850,107	2,627,335
Cash, cash equivalents, and restricted cash - end of period	$532,075	$1,074,025
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024. There have been no significant changes to these policies during the six months ended June 30, 2024, except for the changes noted below.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2024	2023
Cash and cash equivalents	$512,659	$1,055,923
Restricted cash included in prepaid expenses and other current assets	—	5,999
Restricted cash included in other assets	19,416	12,103
Total cash, cash equivalents, and restricted cash	$532,075	$1,074,025
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of June 30, 2024 and December 31, 2023, the Company recorded an allowance for credit losses of $2.8 million and $10.5 million, respectively.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of June 30, 2024 and December 31, 2023 were $659.3 million and $364.8 million, respectively. Customer I represented 32% and 15% of total accounts receivable as of June 30, 2024 and December 31, 2023, respectively, and no other customer represented more than 10% of total accounts receivable as of June 30, 2024 or December 31, 2023.
For the three and six months ended June 30, 2024, no customer represented more than 10% of total revenue. For the three and six months ended June 30, 2023, Customer K, which is in the government operating segment, represented 10% of total revenue. No other customer represented more than 10% of total revenue for the three and six months ended June 30, 2023.
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
Service-Based Vesting
The Company grants RSUs and stock option awards that vest based upon the satisfaction of only a service condition. The Company determines the grant-date fair value of the RSUs based on the fair value of the Company’s common stock on the grant date. The Company records stock-based compensation expense for stock options and RSUs that vest based upon the

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
satisfaction of only a service condition on a straight-line basis over the requisite service period, which is generally up to four years. For stock option awards, the Company uses the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
Performance-Based Vesting
The Company also grants awards, including RSUs, that vest upon the satisfaction of both a service condition and a performance condition. The Company determines the grant-date fair value of RSUs with both a service-based vesting condition and a performance-based vesting condition based on the fair value of the Company’s common stock on the grant date and records stock-based compensation expense using the accelerated attribution method over the service period. The performance-based vesting condition for the RSUs granted prior to September 30, 2020, the date the Company completed a direct listing of its Class A common stock on the New York Stock Exchange (the “Direct Listing”) was satisfied upon the occurrence of the Company’s Direct Listing. For P-RSUs granted after the Direct Listing, the Company recognizes expense for the number of P-RSUs expected to vest, determined based on the level of achievement against certain performance conditions, over the requisite service period when it is probable that the performance condition will be achieved.
Market-Based Vesting
The Company grants awards, including stock appreciation rights (“SARs”), that vest upon the satisfaction of market-based vesting conditions. The Company estimates the fair value of the awards granted and the corresponding derived service period using a Monte Carlo simulation model, which requires the use of various assumptions including the contractual term, expected stock price volatility, risk-free interest rate, suboptimal exercise factor, annual post-vest termination rate, and cost of capital as of the grant date. Stock-based compensation expense for these awards is recognized straight-line over the estimated derived service period. If the market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met. Once the derived service period is complete, previously recognized stock-based compensation expense related to market-based SARs will not be reversed even if the specified market condition is not achieved.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2024 and December 31, 2023, the Company's contract liability balances were $517.1 million and $486.3 million, respectively. Revenue of $362.4 million and $270.2 million was recognized during the six months ended June 30, 2024 and 2023, respectively, that was included in the contract liability balances as of December 31, 2023 and 2022, respectively.
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
The Company’s remaining performance obligations were $1.4 billion as of June 30, 2024, of which the Company expects to recognize approximately 50% as revenue over the next 12 months, 39% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$263,215	$263,215	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,802	—	4,802	—
Marketable securities:
U.S. treasury securities	3,477,167	—	3,477,167	—
Publicly-traded equity securities	8,633	8,633	—	—
Total	$3,753,817	$271,848	$3,481,969	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$576,565	$576,565	$—	$—
U.S treasury securities	10,079	—	10,079	—
Certificates of deposit	938	—	938	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,777	—	4,777	—
Marketable securities:
U.S. treasury securities	2,824,861	—	2,824,861	—
Publicly-traded equity securities	18,271	18,271	—	—
Total	$3,435,491	$594,836	$2,840,655	$—
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
Debt Securities
As of June 30, 2024, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$3,480,199	$41	$(3,073)	$3,477,167
Total debt securities	$3,480,199	$41	$(3,073)	$3,477,167

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
The Company did not sell any available-for-sale debt securities during the three and six months ended June 30, 2024 or for the three months ended June 30, 2023. The Company sold $694.6 million of available-for-sale debt securities during the six months ended June 30, 2023 and immediately reinvested such proceeds into additional debt securities. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to debt securities were recorded during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, available-for-sale debt securities of $3.1 billion and $236.0 million, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of June 30, 2024 or December 31, 2023 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no credit-related impairment losses were recorded as of June 30, 2024 or December 31, 2023. All of the Company’s U.S. treasury securities had remaining contractual maturities due within one year as of June 30, 2024.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three months ended June 30, 2024 and 2023, net unrealized losses from publicly-traded equity securities held at the end of each period were $6.6 million and $0.6 million, respectively. For the six months ended June 30, 2024 and 2023, net unrealized losses from publicly-traded equity securities held at the end of each period were $12.2 million and $7.0 million, respectively.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of June 30, 2024 and December 31, 2023, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $49.9 million and $32.6 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. The Company did not record any material adjustments or impairments for the privately-held equity securities held during the three and six months ended June 30, 2024 and 2023.
Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $30.3 million and $14.5 million during the six months ended June 30, 2024 and 2023, respectively.
Strategic Commercial Contracts
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). No Investments were purchased under such Investment Agreements during the six months ended June 30, 2024 or the fiscal year ended December 31, 2023.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assessed the concurrent agreements under the noncash consideration and consideration payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. During the three months ended June 30, 2024 and 2023, revenue recognized from Strategic Commercial Contracts was $9.2 million and $19.4 million, respectively. During the six

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
months ended June 30, 2024 and 2023, revenue recognized from Strategic Commercial Contracts was $33.1 million and $52.8 million, respectively.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Leasehold improvements	$84,407	$83,139
Computer equipment, software, and other	53,899	50,844
Furniture and fixtures	13,894	13,834
Construction in progress	3,171	2,099
Total property and equipment, gross	155,371	149,916
Less: accumulated depreciation and amortization	(111,888)	(102,158)
Total property and equipment, net	$43,483	$47,758
Depreciation and amortization expense related to property and equipment, net was $6.0 million and $6.0 million for the three months ended June 30, 2024 and 2023, respectively, and $12.1 million and $11.9 million for the six months ended June 30, 2024 and 2023, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accrued payroll and related expenses	$61,986	$83,094
Accrued taxes	40,429	47,257
Accrued other liabilities	93,074	92,640
Total accrued liabilities	$195,489	$222,991
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of June 30, 2024, the Company had no outstanding debt balances and had undrawn revolving commitments of $500.0 million available to fund working capital and general corporate expenditures under the 2014 Credit Facility, which has a maturity date of March 31, 2027.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of June 30, 2024.
7. Commitments and Contingencies
Purchase Commitments
The Company has commitments with various third parties to purchase cloud hosting services. In September 2023, the Company amended one of its third-party cloud hosting services agreements. Under this amendment, the Company has committed to spend at least $1.95 billion over ten contract years through September 30, 2033, as well as certain additional minimum usage commitments, among other things. As of June 30, 2024, the Company satisfied $144.9 million of its $154.0 million commitment for the contract year beginning October 1, 2023 and ending September 30, 2024. Additionally, as of June 30, 2024, there were no material changes outside the ordinary course of business of the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20(A) of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02834-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On March 31, 2024, the Court dismissed the Cupat matter without prejudice. On May 24, 2024, plaintiffs filed a second amended complaint. On November 21, 2022 a stockholder derivative action was filed in the United States District Court for the District of Colorado, captioned Li v. Karp, et al., Case No. 22-cv-3028 and on January 27, 2023, a stockholder derivative action was filed in the United States District Court for the District of Delaware, captioned Miao v. Karp, et al., Case No. 1:23-cv-00103-MN, each against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seek unspecified damages and injunctive remedies under Section 14(a) of the Exchange Act and Delaware law. On August 22, 2023, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware captioned Central Laborers’ Pension Fund v. Karp, et al., Case No. 2023-0864 against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seeks unspecified damages and injunctive relief under Delaware law. Because the litigation is in early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
As of June 30, 2024, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of June 30, 2024 and December 31, 2023.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of June 30, 2024 and December 31, 2023.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein, and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of June 30, 2024.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of June 30, 2024.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,140,809	20,000,000	2,096,982
Class B Common Stock	2,700,000	96,125	2,700,000	102,141
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,237,939	22,701,005	2,200,128
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
During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 0.8 million and 1.2 million shares, respectively, of its Class A common stock for an aggregate amount, including commissions, of $17.7 million and $26.7 million, respectively under the Share Repurchase Program. As of June 30, 2024, approximately $973.3 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and SAR activity for the six months ended June 30, 2024 (in thousands, except per share amounts and years):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	278,470	$8.62	7.6	$2,381,172	—	$—	0.0	$—
Granted	—	—			44,593	50.00
Exercised	(20,876)	4.78			—	—
Canceled and forfeited	(630)	5.94			(2,018)	50.00
Balance as of June 30, 2024	256,964	$8.94	7.3	$4,212,345	42,575	$50.00	39.5	$—
Vested and exercisable as of June 30, 2024	149,463	$7.20	6.7	$2,710,036	—	$—	0.0	$—
As of June 30, 2024, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $548.8 million, and $128.6 million, respectively, which is expected to be recognized over a weighted-average service period of seven and four years, respectively.
During the six months ended June 30, 2024, the Company granted SARs that vest upon the achievement of a market-based vesting condition subject to continued service. The market-based vesting condition is satisfied when the price per share of the Company’s Class A common stock exceeds $50 (measured based on the closing price on the immediately prior trading day) (an “Above Price Day”). Following vesting, SARs may only be exercised on an Above Price Day which occurs within an open trading window. The maximum appreciation is up to $20 per SAR.
The Company determined the grant date fair value of SARs using a Monte Carlo simulation model which incorporates various assumptions including the contractual term, expected stock price volatility, risk-free interest rate, suboptimal exercise factor, annual post-vest termination rate, and cost of capital as of the grant date.
For the awards granted during the six months ended June 30, 2024, the assumptions used in the Monte Carlo simulation model included the following:

Six Months Ended June 30, 2024
Expected volatility rate	58.2% - 58.9%
Risk-free interest rate	4.1% - 4.7%
Grant-date fair value per share	$3.30 - $4.61
The expected volatility rate is based on a combination of the Company’s implied volatility and the historical volatility of comparable publicly-traded companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The SARs granted during the six months ended June 30, 2024 had derived service periods of up to five years.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the six months ended June 30, 2024 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	82,262	$10.71	1,976	$15.39
Granted	3,520	19.90	2,862	18.84
Vested	(16,747)	13.37	(2,069)	17.38
Canceled and forfeited	(2,428)	13.13	(477)	9.58
Adjustment for performance achievement(1)	—	—	(1,094)	16.42
Unvested and outstanding as of June 30, 2024	66,607	$10.44	1,198	$21.59
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $430.3 million, which the Company expects to recognize over a weighted-average service period of three years. As of June 30, 2024, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$12,402	$8,004	$22,818	$17,181
Sales and marketing	48,314	38,131	90,470	77,666
Research and development	29,943	23,192	56,817	43,116
General and administrative	51,105	44,874	97,310	90,952
Total stock-based compensation expense	$141,764	$114,201	$267,415	$228,915
10. Income Taxes
The Company recorded a provision for income taxes of $5.2 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively, and a provision for income taxes of $9.8 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of June 30, 2024 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes increased by $3.0 million and $6.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily related to increased foreign tax expense as a result of higher foreign taxable income and withholding taxes, as well as increases in state taxes.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of June 30, 2024. However, given the Company’s recent earnings and anticipated future earnings, there is a reasonable possibility that it will have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets.

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
11. Net Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income attributable to common stockholders for diluted net earnings per share	$134,126	$28,127	$239,656	$44,929
Denominator
Weighted-average shares used in computing net earnings per share:
Basic	2,231,592	2,131,224	2,222,569	2,119,567
Effect of dilutive shares	183,104	146,931	184,833	132,638
Diluted	2,414,696	2,278,155	2,407,402	2,252,205
Net earnings per share
Net earnings per share attributable to common stockholders:
Basic	$0.06	$0.01	$0.11	$0.02
Diluted	$0.06	$0.01	$0.10	$0.02
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options issued and outstanding	—	162,000	—	162,000
RSUs and P-RSUs outstanding	787	11,840	787	16,535
Warrants to purchase common stock	—	13,042	—	13,042
Total	787	186,882	787	191,577
For the three and six months ended June 30, 2024, the Company also excluded the impact of 42.6 million SARs that may settle in shares of Class A common stock from the computation of diluted net earnings per share because the exercise price of such SARs was greater than the average market price of the Class A common stock for the applicable period. When such SARs are vested, the maximum number of potentially dilutive Class A common shares is the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level or are noncash costs. These unallocated and noncash costs include stock-based compensation expense, research and development expenses, and general and administrative expenses.
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Government	$370,767	$301,505	$706,140	$590,575
Commercial	307,367	231,812	606,332	467,928
Total revenue	$678,134	$533,317	$1,312,472	$1,058,503

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contribution:
Government	$231,394	$174,230	$430,782	$340,463
Commercial	182,085	114,160	360,174	227,087
Total contribution	$413,479	$288,390	$790,956	$567,550
The reconciliation of contribution to income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from operations	$105,339	$10,074	$186,220	$14,189
Research and development expenses (1)	78,838	76,341	162,004	146,517
General and administrative expenses (1)	87,538	87,774	175,317	177,929
Total stock-based compensation expense	141,764	114,201	267,415	228,915
Total contribution	$413,479	$288,390	$790,956	$567,550
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$437,189	64%	$328,012	62%	$843,578	64%	$664,857	63%
United Kingdom	76,991	11%	63,229	12%	140,192	11%	112,808	11%
Rest of world (1)	163,954	25%	142,076	26%	328,702	25%	280,838	26%
Total revenue	$678,134	100%	$533,317	100%	$1,312,472	100%	$1,058,503	100%
—————
(1) No other country represents 10% or more of total revenue for the three and six months ended June 30, 2024 or 2023.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands, except years):

	Weighted average useful life (years)	As of June 30, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.3	$10,400	$(3,467)	$6,933	$10,400	$(2,427)	$7,973
Reacquired rights	5.3	17,618	(4,195)	13,424	17,618	(2,936)	14,682
Backlog	0.3	6,700	(5,583)	1,117	6,700	(3,908)	2,792
Other	0.0	4,225	(4,225)	—	4,225	(3,770)	455
Total intangible assets		$38,943	$(17,469)	$21,474	$38,943	$(13,041)	$25,902
Amortization expense of intangible assets was not material for the three and six months ended June 30, 2024 or 2023.
As of June 30, 2024, expected amortization expense for the unamortized finite-lived intangible assets is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2024	$3,416
2025	4,597
2026	4,597
2027	4,250
2028	2,517
Thereafter	2,097
Total	$21,474

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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
We have built four principal software platforms, Gotham, Foundry, Apollo, and our Artificial Intelligence Platform (“AIP”). Gotham and Foundry enable institutions to transform massive amounts of information into an integrated data asset that reflects their operations, and AIP leverages the power of our existing machine learning technologies alongside generative AI models, including large language models (“LLMs”), directly within Gotham and/or Foundry to help operationalize AI on enterprise data. For over a decade, Gotham has surfaced insights for global defense agencies, the intelligence community, disaster relief organizations and beyond. Foundry is becoming a central operating system not only for individual institutions but also for entire industries. Apollo, which we began offering as a commercial solution in 2021, is a cloud-agnostic, single control layer that coordinates ongoing delivery of new features, security updates, and platform configurations, helping to ensure the continuous operation of critical systems. Apollo allows our customers to run their software in virtually any environment.
In 2023, we began deploying our newest offering, AIP, which is designed for customers across the commercial and government sectors, enabling them to derive value from recent breakthroughs in artificial intelligence via the combination of our existing software platforms with generative AI models, including LLMs. We believe AIP uniquely allows users to connect LLMs and other AI with their data and operations to facilitate decision-making within the legal, ethical, and security constraints that they require.
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
For the three months ended June 30, 2024, we generated $678.1 million in revenue, reflecting a 27% growth rate from the three months ended June 30, 2023 when we generated $533.3 million in revenue. For the six months ended June 30, 2024, we generated $1.3 billion in revenue, reflecting a 24% growth rate from the six months ended June 30, 2023 when we generated $1.1 billion in revenue.
In the three months ended June 30, 2024, we generated income from operations of $105.3 million, or adjusted income from operations of $253.6 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended June 30, 2023, we generated income from operations of $10.1 million, or adjusted income from operations of $135.0 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2024, we generated income from operations of $186.2 million, or adjusted income from operations of $480.0 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2023, we generated income from operations of $14.2 million, or adjusted income from operations of $260.1 million when excluding stock-based compensation and related employer payroll taxes.
In the three months ended June 30, 2024, our gross profit was $549.6 million, reflecting a gross margin of 81%, or 83% when excluding stock-based compensation. In the three months ended June 30, 2023, our gross profit was $426.4 million, reflecting a gross margin of 80%, or 81% when excluding stock-based compensation. In the six months ended June 30, 2024, our gross profit was $1.1 billion, reflecting a gross margin of 81%, or 83% when excluding stock-based compensation. In the six months ended June 30, 2023, our gross profit was $844.0 million, reflecting a gross margin of 80%, or 81% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended June 30, 2024, we had 593 customers, including companies in various commercial sectors and government agencies around the world. During the period ended June 30, 2023, we had 421 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended June 30, 2024 was $57.3 million, which grew 9% from an average of $52.6 million in revenue from the top twenty customers during the trailing twelve months ended June 30, 2023, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the six months ended June 30, 2024, 54% of our revenue came from government customers and 46% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the six months ended June 30, 2024, we generated 64% of our revenue from customers in the United States and the remaining 36% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended June 30, 2024 was $1.6 billion, which grew 23% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)) has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than U.S. dollars. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the six months ended June 30, 2024 such impacts were not material to our financial position or results of operations.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from operations	$105,339	$10,074	$186,220	$14,189
Add:
Research and development expenses (1)	78,838	76,341	162,004	146,517
General and administrative expenses (1)	87,538	87,774	175,317	177,929
Total stock-based compensation expense	141,764	114,201	267,415	228,915
Total contribution	$413,479	$288,390	$790,956	$567,550
Contribution margin	61%	54%	60%	54%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit	$549,572	$426,418	$1,067,654	$843,959
Add: stock-based compensation	12,402	8,004	22,818	17,181
Gross profit, excluding stock-based compensation	$561,974	$434,422	$1,090,472	$861,140
Gross margin, excluding stock-based compensation	83%	81%	83%	81%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from operations	$105,339	$10,074	$186,220	$14,189
Add: stock-based compensation	141,764	114,201	267,415	228,915
Add: employer payroll taxes related to stock-based compensation	6,464	10,760	26,390	17,045
Adjusted income from operations	$253,567	$135,035	$480,025	$260,149
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
Cost of Revenue
Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as subcontractor expenses, field-service representatives, third-party cloud hosting services, hardware costs, travel costs, allocated overhead, and other direct costs.
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$678,134	$533,317	$1,312,472	$1,058,503
Cost of revenue	128,562	106,899	244,818	214,544
Gross profit	549,572	426,418	1,067,654	843,959
Operating expenses:
Sales and marketing	196,809	184,163	389,986	371,256
Research and development	108,781	99,533	218,821	189,633
General and administrative	138,643	132,648	272,627	268,881
Total operating expenses	444,233	416,344	881,434	829,770
Income from operations	105,339	10,074	186,220	14,189
Interest income	46,593	30,310	89,945	51,163
Other income (expense), net	(11,173)	(10,341)	(24,680)	(14,477)
Income before provision for income taxes	140,759	30,043	251,485	50,875
Provision for income taxes	5,189	2,171	9,844	3,852
Net income	135,570	27,872	241,641	47,023
Less: Net income (loss) attributable to noncontrolling interests	1,444	(255)	1,985	2,094
Net income attributable to common stockholders	$134,126	$28,127	$239,656	$44,929

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	19	20	19	20
Gross margin	81	80	81	80
Operating expenses:
Sales and marketing	29	34	30	35
Research and development	16	19	17	18
General and administrative	20	25	21	26
Total operating expenses	65	78	67	79
Income from operations	16	2	14	1
Interest income	7	6	7	5
Other income (expense), net	(2)	(2)	(2)	(1)
Income before provision for income taxes	21	6	19	5
Provision for income taxes	1	1	1	1
Net income	20	5	18	4
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	20%	5%	18%	4%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue:
Government	$370,767	$301,505	$69,262	23%	$706,140	$590,575	$115,565	20%
Commercial	307,367	231,812	75,555	33%	606,332	467,928	138,404	30%
Total revenue	$678,134	$533,317	$144,817	27%	$1,312,472	$1,058,503	$253,969	24%
Revenue increased by $144.8 million, or 27%, for the three months ended June 30, 2024 compared to the same period in 2023. Revenue from government customers increased by $69.3 million, or 23%, for the three months ended June 30, 2024 compared to the same period in 2023. Of the increase, $58.5 million was from government customers existing as of December 31, 2023. Revenue from U.S. government customers was $278.0 million for the three months ended June 30, 2024 compared to $225.0 million for the same period in 2023. Revenue from commercial customers increased by $75.6 million, or 33%, for the three months ended June 30, 2024 compared to the same period in 2023. Of the increase, $56.8 million was from commercial customers existing as of December 31, 2023, including a decrease of $10.2 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $159.2 million for the three months ended June 30, 2024 compared to $103.0 million for the same period in 2023, a 55% increase.
Revenue increased by $254.0 million, or 24%, for the six months ended June 30, 2024 compared to the same period in 2023. Revenue from government customers increased by $115.6 million, or 20%, for the six months ended June 30, 2024 compared to the same period in 2023. Of the increase, $100.4 million was from government customers existing as of December 31, 2023. Revenue from U.S. government customers was $534.7 million for the six months ended June 30, 2024 compared to $454.8 million for the same period in 2023. Revenue from commercial customers increased by $138.4 million, or 30%, for the six months ended June 30, 2024 compared to the same period in 2023. Of the increase, $106.2 million was from commercial customers existing as of December 31, 2023, including a decrease of $19.7 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $308.9 million for the six months ended June 30, 2024 compared to $210.1 million for the same period in 2023, a 47% increase.
Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Cost of revenue	$128,562	$106,899	$21,663	20%	$244,818	$214,544	$30,274	14%
Gross profit	549,572	426,418	123,154	29%	1,067,654	843,959	223,695	27%
Gross margin	81%	80%	1%		81%	80%	1%
Cost of revenue for the three months ended June 30, 2024 increased by $21.7 million, or 20%, compared to the same period in 2023. The increase was primarily due to increases of $14.4 million in third-party cloud hosting services and $10.8 million in subcontractor expenses. These increases were partially offset by a decrease of $7.8 million in field service representatives and hardware costs.
Our gross margin for the three months ended June 30, 2024 increased to 81% from 80% for the same period in 2023 as a result of revenue growth outpacing costs of revenue. This growth rate variation was primarily due to the decreases in field service representatives and hardware costs in cost of revenue relative to revenue growth as compared to the prior year.
Cost of revenue for the six months ended June 30, 2024 increased by $30.3 million, or 14%, compared to the same period in 2023. The increase was primarily due to increases of $20.9 million in third-party cloud hosting services, $19.6 million in subcontractor expenses, and $7.3 million in stock-based compensation and related expenses. These increases were partially offset by decreases of $10.3 million in field service representatives and $7.0 million in hardware costs.
Our gross margin for the six months ended June 30, 2024 increased to 81% from 80% for the same period in 2023 as a result of revenue growth outpacing costs of revenue. This growth rate variation was primarily due to the decreases in field service representatives and hardware costs in costs of revenue relative to total expense growth as compared to the prior year.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Sales and marketing	$196,809	$184,163	$12,646	7%	$389,986	$371,256	$18,730	5%
Research and development	108,781	99,533	9,248	9%	218,821	189,633	29,188	15%
General and administrative	138,643	132,648	5,995	5%	272,627	268,881	3,746	1%
Total operating expenses	$444,233	$416,344	$27,889	7%	$881,434	$829,770	$51,664	6%
Sales and Marketing
Sales and marketing expenses increased by $12.6 million, or 7%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $6.9 million in third-party cloud hosting services and $7.7 million in stock-based compensation and related expenses.
Sales and marketing expenses increased by $18.7 million, or 5%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $15.2 million in stock-based compensation and related expenses and $6.1 million in third-party cloud hosting services.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $9.2 million, or 9%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $5.4 million in stock-based compensation and related expenses and $5.0 million in third-party cloud hosting services.
Research and development expenses increased by $29.2 million, or 15%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $16.5 million in stock-based compensation and related expenses and $8.6 million in third-party cloud hosting services.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses increased by $6.0 million, or 5%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase of $6.0 million in stock-based compensation and related expenses.
General and administrative expenses increased by $3.7 million, or 1%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase of $8.8 million in stock-based compensation and related expenses partially offset by a decrease of $5.7 million to our allowance for credit losses.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.

Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Cost of revenue	$12,402	$8,004	$4,398	55%	$22,818	$17,181	$5,637	33%
Sales and marketing	48,314	38,131	10,183	27%	90,470	77,666	12,804	16%
Research and development	29,943	23,192	6,751	29%	56,817	43,116	13,701	32%
General and administrative	51,105	44,874	6,231	14%	97,310	90,952	6,358	7%
Total stock-based compensation expense	$141,764	$114,201	$27,563	24%	$267,415	$228,915	$38,500	17%
Stock-based compensation expenses increased by $27.6 million, or 24%, and $38.5 million, or 17%, for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively. The increase was driven by expense from new grants awarded since June 30, 2023, including restricted stock units (“RSUs”), performance-based RSUs (“P-RSUs”), and stock appreciation rights (“SARs”), partially offset by a reduction in expense from awards that became fully vested and lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date we completed the direct listing of our Class A common stock on the New York Stock Exchange (“NYSE”).
Interest Income

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	Amount	2024	2023	Amount
Interest income	$46,593	$30,310	$16,283	$89,945	$51,163	$38,782
Interest income increased by $16.3 million and $38.8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to an increase in our interest-bearing cash, cash equivalents, and our investments in short-term U.S. treasury securities.
Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	Amount	2024	2023	Amount
Other income (expense), net	$(11,173)	$(10,341)	$(832)	$(24,680)	$(14,477)	$(10,203)
Other income (expense), net changed by $0.8 million and $10.2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to an increase in net realized and unrealized losses from our shares held in equity securities.
Provision for Income Taxes

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	Amount	2024	2023	Amount
Provision for income taxes	$5,189	$2,171	$3,018	$9,844	$3,852	$5,992
Provision for income taxes increased by $3.0 million and $6.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to increased foreign tax expense as a result of higher foreign taxable income and withholding taxes, as well as increases in state taxes.
Liquidity and Capital Resources
We generated positive cash flow from operations for the six months ended June 30, 2024. We had cash and cash equivalents and short-term U.S. treasury securities totaling $4.0 billion available as of June 30, 2024. We believe that cash flows generated from operations, cash, cash equivalents, marketable securities, available funds, and access to financing sources, including our undrawn credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. While we have generated income from operations and positive cash flows from operations for the six months ended June 30, 2024, the amounts may fluctuate for the foreseeable future.
As of June 30, 2024, our accumulated deficit balance was $5.4 billion, and our principal sources of liquidity were cash and cash equivalents and short-term U.S. treasury securities totaling $4.0 billion.
As of June 30, 2024, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
During the six months ended June 30, 2024, the Company repurchased and subsequently retired 1.2 million shares of its Class A common stock for an aggregate amount, including commissions, of $26.7 million under the Share Repurchase Program. As of June 30, 2024, approximately $973.3 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$273,766	$277,568
Investing activities	(660,123)	(1,945,690)
Financing activities	73,273	116,667
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(4,948)	(1,855)
Net decrease in cash, cash equivalents, and restricted cash	$(318,032)	$(1,553,310)
Operating Activities
Net cash provided by operating activities was $273.8 million and $277.6 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by timing of the receipt of payments from our customers and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $660.1 million and $1.9 billion for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily due to fewer purchases of marketable securities, primarily comprised of short-term U.S. treasury securities compared to the prior year.

Financing Activities
Net cash provided by financing activities was $73.3 million and $116.7 million for the six months ended June 30, 2024 and 2023, respectively, each of which primarily consisted of proceeds from the exercise of common stock options, partially offset by share repurchases of $26.7 million during the six months ended June 30, 2024.
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
Market Risk
As of June 30, 2024, we held publicly-traded equity securities valued at $8.6 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions including ongoing volatility related to the Russia-Ukraine and Israel conflicts, and heightened interest rates.
As of June 30, 2024, we held privately-held equity securities valued at $49.9 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in JPY, Euro, and GBP. We have experienced, and may continue to experience, fluctuations in net income as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Although our revenue has increased in recent periods, there can be no assurances that our revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has declined in certain recent periods and may continue to decline in future periods. In addition, as we continue to expand our platform and product offerings, or experience greater adoption of certain of our platform and product offerings, we have and may continue to experience variability in our revenue growth in certain markets or with certain customer segments relative to other markets or customer segments. Many factors may contribute to declines or variability in our revenue growth, including macroeconomic factors, increased competition, slowing demand for our platforms from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts or failure to exercise existing options by our customers, and the maturation of our business, among others. If our revenue growth or revenue growth rate declines overall, or with respect to certain areas of our business, our business, financial condition, and results of operations could be adversely affected.
Our sales efforts involve considerable time and expense, and our sales cycle is often long and unpredictable.
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
Our top three customers together accounted for 18% and 17% of our revenue for the years ended December 31, 2023 and 2022, respectively, and 17% and 20% of our revenue for the six months ended June 30, 2024 and 2023, respectively. Our top three customers by revenue, for the six months ended June 30, 2024, have been with us for an average of nine years as of June 30, 2024. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
As of December 31, 2023, the total remaining deal value, as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024, was $3.9 billion. Of our total remaining deal value, as of December 31, 2023, $2.1 billion was the remaining deal value of our contracts with commercial customers and $1.8 billion was the remaining deal value of our contracts with government customers.
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
Our quarterly results of operations, including cash flows, have fluctuated significantly in the past and are likely to continue to do so in the future. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results, financial position, and operations are likely to fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may also negatively impact the value of our Class A common stock.
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
The competitive position of our platforms depends in part on their ability to operate with products and services of third parties, software services, and infrastructure in connection with our work in the public and commercial sectors, including but not limited to with our joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements where applicable. As such, we must continuously modify and enhance our platforms to adapt to changes in, or to be integrated or otherwise compatible with, hardware, software, networking, browser, and database technologies. In the future, one or more companies may choose not to support the operation of their hardware, software, or infrastructure, or our platforms may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support one or more of our platforms. We intend to facilitate the compatibility of our platforms with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. For example, in March 2024, we were selected by the U.S. Army to develop and deliver the Tactical Intelligence Targeting Access Node ground station system, the Army’s first AI-defined vehicle, which will involve coordination with third parties such as hardware manufacturers. If we are not successful in achieving our compatibility goal, our business, financial condition, and results of operations could be adversely impacted.
If we fail to manage future growth effectively, our business could be harmed.
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,661 full-time employees as of June 30, 2024, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
We face intense competition for qualified personnel, especially engineering personnel, in major U.S. markets, where a large portion of our personnel are based, as well as in other non-U.S. markets where we have expanded or expect to expand our non-U.S. operations. We incur costs related to attracting, relocating, and retaining qualified personnel in these highly competitive markets, including leasing real estate in prime areas in these locations. Further, many of the companies with which we compete for qualified personnel have greater resources than we have. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation or the structure and terms of the compensation that we offer is less attractive than that of our competitors, it may adversely affect our ability to recruit and retain highly skilled personnel. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit outside of the United States. We seek to retain and motivate existing personnel through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and operations could be harmed.
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
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisitions or other growth or investment opportunities.
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of June 30, 2024, we were in compliance with all covenants and restrictions associated with our credit facility.

Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of June 30, 2024, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
We have accepted, and may continue to accept, securities as noncash consideration or invest in securities, including but not limited to in connection with customer contracts, partnerships, or strategic investments. For example, we have made and may continue to make strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase, or commit to purchase, shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”); however, we do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies. Our ability to sell or transfer, or realize value from noncash consideration and our investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the SEC pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our equity securities may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer such equity securities. In addition, certain of our equity securities are speculative in nature and may be volatile or decline in value or be entirely lost. We have realized, and may continue to realize, losses related to these equity securities, which could have a negative impact on our future financial position, results of operations, earnings per share, and cash flows.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $373.3 million inclusive of $40.4 million of contractual options, as of June 30, 2024. Strategic Commercial Contracts with remaining deal value as of June 30, 2024 have original contract terms, including contractual options, of five and seven years and are subject to termination for cause provisions. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of June 30, 2024, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $287.0 million, of which $33.1 million was recognized by us during the six months ended June 30, 2024.
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
AI is enabled by or integrated into some of our technology platforms and is a significant and growing element of our business. We have also incorporated AI into certain operations within our business, including by using our platforms for internal functions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient, unreliable or inaccurate, we could be subject to competitive harm, potential legal liability, including under forthcoming and new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), and brand or reputational harm. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect.
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges, the application or interpretation of which are complex and will likely continue to evolve. Moreover, AI, including our use of AI, may create additional cybersecurity risks or increase existing cybersecurity risks, and may result in cyberattacks, security breaches, phishing attacks, personal data breaches, or other incidents. For example, threat actors are increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cyberattacks crafted with an AI tool to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. In addition, enhanced risk of cyberattacks could be a result of us or a third party incorporating the output of an AI tool, such as malicious code from an AI generated source code.
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

Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity or upgrading technology, infrastructure, and software applications each require lead time and resources. AWS, Microsoft Azure, and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. In addition, if we fail to meet the minimum usage commitments we have in place with third-party cloud hosting providers, we may be required to pay certain penalties or fees, including the difference between the minimum usage commitments and our actual usage, which could negatively affect our financial condition and results of operations. If AWS, Microsoft Azure, or other third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, change or interpret their terms of service or policies in a manner that is unfavorable to us, or fall out of favor with our customers who use our cloud-based services, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.

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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affording such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, Colorado and Utah each has enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas each has enacted similar legislation that have become, or will become, effective in 2024; Tennessee, Iowa, Delaware, New Hampshire, New Jersey, Maryland, Minnesota, and Nebraska each has enacted similar legislation that will take effect in 2025; and Indiana and Kentucky each has enacted similar legislation that will become effective in 2026.
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
•the need to adapt our platforms for non-U.S. customers, whether to accommodate customer preferences or local law;
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AI Act (“EU AIA”), that, when effective, would impose onerous obligations related to the development, sale and use of AI-related systems. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Further, certain administrations, including in the United States, have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
As discussed above, if we misclassify a product or service, export or provide access to a product or service in violation of applicable restrictions, or otherwise fail to comply with export regulations, we may be denied export privileges or subjected to significant per violation fines or other penalties, and our platforms may be denied entry into other countries. Any decreased use of our platforms or limitation on our ability to export or sell our platforms would likely adversely affect our business, results of operations and financial condition. Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of over $300,000 or twice the value of the transaction, whichever is greater, per EAR violation and a civil penalty of over $1,000,000 or twice the value of the transaction, whichever is greater, per ITAR violation. In the event of criminal knowing and willful violations of these laws, fines of up to $1,000,000 per violation and possible incarceration for responsible employees and managers could be imposed.
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
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platforms or could limit our customers’ abilities to implement our platforms in those countries. For example, following Russia’s invasion of Ukraine, and as the conflict has continued, the United States and other countries have imposed economic sanctions and severe export control restrictions against Russia, Belarus, and certain regions of Ukraine, and the United States and other countries could continue to impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Any new export restrictions, new legislation, changes in economic sanctions, or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our platforms by existing customers with non-U.S. operations, declining adoption of our platforms by new customers with non-U.S. operations, limitation of our expansion into new markets, and decreased revenue.
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
For example, provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and foreign based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively. Beginning January 1, 2022, we began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 years for international research rather than expensing these costs as incurred. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic R&E expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. Additionally, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on the value of net repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our Share Repurchase Program.
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
We record an asset for the future tax benefits from unused U.S. federal, state, and foreign net operating losses (“NOLs”) and tax credits subject to a full valuation allowance. Federal, state, and foreign taxing bodies often place limitations on NOLs and tax credit carryforward benefits. As a result, we may not be able to utilize our NOLs and tax credits. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. If our existing NOLs are subject to limitations arising from an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code, and a certain amount of our prior year NOLs could expire without benefit. Changes in the law may also impact our ability to use our NOLs and tax credit carryforwards. In addition, there is also a risk that the expiration of our existing NOLs or tax credits or a limitation on their use to offset future income tax liabilities could result from statutory or regulatory changes, which could adversely affect our results of operations.
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
•the adoption of new laws or regulations or changes to existing laws or regulations, including as may relate to the implementation of AI by federal agencies;
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of June 30, 2024, approximately 1.1 million options will expire through December 2024 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of June 30, 2024, there were 2,140,808,840 shares of our Class A common stock outstanding, 96,125,336 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of June 30, 2024, there were outstanding options to purchase an aggregate of 75,297,101 shares of our Class A common stock and 181,667,001 shares of our Class B common stock, 31,633,660 shares of our Class A common stock and 35,700,000 shares of Class B common stock subject to RSUs, 42,575,489 shares of our Class A common stock subject to SARs and 1,197,516 shares of our Class A common stock subject to P-RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 24.2% of the voting power of our outstanding capital stock in the aggregate as of July 31, 2024.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of July 31, 2024. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding

Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,237,939,176 shares of our common stock outstanding as of June 30, 2024. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of June 30, 2024, our Founders were 56, 56, and 41 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes stock repurchases during the three months ended June 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	297,472	$22.19	297,472	$984,401
May 1, 2024 - May 31, 2024	249,323	21.66	249,323	979,001
June 1, 2024 - June 30, 2024	239,878	$23.76	239,878	$973,301
Total	786,673		786,673
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2024, the following director and officers adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On May 13, 2024, Heather Planishek, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 280,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until July 18, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On May 15, 2024, Rivendell 7 LLC, a stockholder whose shares may be deemed to be beneficially owned by Peter Thiel (the Chairman of our Board of Directors), adopted a Rule 10b5-1 arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), subject to the satisfaction of certain price and/or other conditions, with 28,590,737 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The duration of the trading arrangement is until December 31, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On June 12, 2024, David Glazer, our Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 1,119,169 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until March 14, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended June 30, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PALANTIR TECHNOLOGIES INC.

Date: August 5, 2024	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2024	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2024	By:	/s/ Heather Planishek
Heather Planishek
Chief Accounting Officer
(Principal Accounting Officer)