Form 10-Q
period 2024-09-30
Palantir Technologies Inc.
filed 2024-11-05
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, there were 2,180,654,456 shares of the registrant’s Class A common stock outstanding, 96,361,544 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of September 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$768,710	$831,047
Marketable securities	3,795,949	2,843,132
Accounts receivable, net	668,110	364,784
Prepaid expenses and other current assets	119,193	99,655
Total current assets	5,351,962	4,138,618
Property and equipment, net	40,345	47,758
Operating lease right-of-use assets	211,570	182,863
Other assets	164,220	153,186
Total assets	$5,768,097	$4,522,425
Liabilities and Equity
Current liabilities:
Accounts payable	$27,021	$12,122
Accrued liabilities	265,244	222,991
Deferred revenue	236,608	246,901
Customer deposits	366,946	209,828
Operating lease liabilities	47,637	54,176
Total current liabilities	943,456	746,018
Deferred revenue, noncurrent	7,825	28,047
Customer deposits, noncurrent	3,681	1,477
Operating lease liabilities, noncurrent	207,278	175,216
Other noncurrent liabilities	14,495	10,702
Total liabilities	1,176,735	961,460
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of September 30, 2024 and December 31, 2023; 2,172,437 and 2,096,982 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; 2,700,000 Class B shares authorized as of September 30, 2024 and December 31, 2023; 96,367 and 102,141 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of September 30, 2024 and December 31, 2023	2,270	2,200
Additional paid-in capital	9,757,380	9,122,173
Accumulated other comprehensive income, net	4,925	801
Accumulated deficit	(5,266,432)	(5,649,613)
Total stockholders’ equity	4,498,143	3,475,561
Noncontrolling interests	93,219	85,404
Total equity	4,591,362	3,560,965
Total liabilities and equity	$5,768,097	$4,522,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$725,516	$558,159	$2,037,988	$1,616,662
Cost of revenue	146,639	107,922	391,457	322,466
Gross profit	578,877	450,237	1,646,531	1,294,196
Operating expenses:
Sales and marketing	209,474	176,373	599,460	547,629
Research and development	117,555	105,708	336,376	295,341
General and administrative	138,708	128,173	411,335	397,054
Total operating expenses	465,737	410,254	1,347,171	1,240,024
Income from operations	113,140	39,983	299,360	54,172
Interest income	52,120	36,864	142,065	88,027
Other income (expense), net	(8,110)	3,122	(32,790)	(11,355)
Income before provision for income taxes	157,150	79,969	408,635	130,844
Provision for income taxes	7,809	6,530	17,653	10,382
Net income	149,341	73,439	390,982	120,462
Less: Net income attributable to noncontrolling interests	5,816	1,934	7,801	4,028
Net income attributable to common stockholders	$143,525	$71,505	$383,181	$116,434
Net earnings per share attributable to common stockholders, basic	$0.06	$0.03	$0.17	$0.05
Net earnings per share attributable to common stockholders, diluted	$0.06	$0.03	$0.16	$0.05
Weighted-average shares of common stock outstanding used in computing net earnings per share attributable to common stockholders, basic	2,250,032	2,162,530	2,231,790	2,134,045
Weighted-average shares of common stock outstanding used in computing net earnings per share attributable to common stockholders, diluted	2,459,589	2,325,600	2,424,864	2,281,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$149,341	$73,439	$390,982	$120,462
Other comprehensive income (loss)
Foreign currency translation adjustments	5,887	(2,164)	4,719	(1,268)
Net unrealized gain (loss) on available-for-sale securities	4,094	168	(581)	(604)
Comprehensive income	159,322	71,443	395,120	118,590
Less: Comprehensive income attributable to noncontrolling interests	5,937	1,934	7,815	4,028
Comprehensive income attributable to common stockholders	$153,385	$69,509	$387,305	$114,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2024	2,237,939	$2,238	$9,463,178	$(4,935)	$(5,409,957)	$4,050,524	$87,282	$4,137,806
Issuance of common stock from the exercise of stock options	23,312	24	170,313	—	—	170,337	—	170,337
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	9,183	9	(9)	—	—	—	—	—
Repurchases of common stock	(625)	(1)	(18,898)	—	—	(18,899)	—	(18,899)
Stock-based compensation	—	—	142,796	—	—	142,796	—	142,796
Other comprehensive income (loss)	—	—	—	9,860	—	9,860	121	9,981
Net income	—	—	—	—	143,525	143,525	5,816	149,341
Balance as of September 30, 2024	2,269,809	$2,270	$9,757,380	$4,925	$(5,266,432)	$4,498,143	$93,219	$4,591,362

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965
Issuance of common stock from the exercise of stock options	44,188	45	270,162	—	—	270,207	—	270,207
Issuance of common stock upon release of RSUs and P-RSUs	27,273	27	(27)	—	—	—	—	—
Repurchases of common stock	(1,780)	(2)	(45,596)	—	—	(45,598)	—	(45,598)
Stock-based compensation	—	—	410,668	—	—	410,668	—	410,668
Other comprehensive income (loss)	—	—	—	4,124	—	4,124	14	4,138
Net income	—	—	—	—	383,181	383,181	7,801	390,982
Balance as of September 30, 2024	2,269,809	$2,270	$9,757,380	$4,925	$(5,266,432)	$4,498,143	$93,219	$4,591,362

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2023	2,149,980	$2,149	$8,773,043	$(5,209)	$(5,814,509)	$2,955,474	$79,664	$3,035,138
Issuance of common stock from the exercise of stock options	10,889	11	50,545	—	—	50,556	—	50,556
Issuance of common stock upon vesting of RSUs	14,372	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	114,476	—	—	114,476	—	114,476
Other comprehensive loss	—	—	—	(1,996)	—	(1,996)	—	(1,996)
Other, net	—	—	—	—	—	—	284	284
Net income	—	—	—	—	71,505	71,505	1,934	73,439
Balance as of September 30, 2023	2,175,241	$2,174	$8,938,050	$(7,205)	$(5,743,004)	$3,190,015	$81,882	$3,271,897

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	35,332	35	166,794	—	—	166,829	—	166,829
Issuance of common stock upon vesting of RSUs	40,834	40	(40)	—	—	—	—	—
Stock-based compensation	—	—	343,298	—	—	343,298	—	343,298
Other comprehensive loss	—	—	—	(1,872)	—	(1,872)	—	(1,872)
Other, net	—	—	—	—	—	—	743	743
Net income	—	—	—	—	116,434	116,434	4,028	120,462
Balance as of September 30, 2023	2,175,241	$2,174	$8,938,050	$(7,205)	$(5,743,004)	$3,190,015	$81,882	$3,271,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$390,982	$120,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,581	25,382
Stock-based compensation	409,840	343,295
Noncash operating lease expense	32,041	34,810
Unrealized and realized (gain) loss from marketable securities, net	26,021	11,810
Noncash consideration	(34,789)	(34,852)
Other operating activities	19,115	(13,328)
Changes in operating assets and liabilities:
Accounts receivable, net	(311,699)	(159,752)
Prepaid expenses and other current assets	(19,547)	(75)
Other assets	4,056	1,941
Accounts payable	7,710	(32,387)
Accrued liabilities	42,149	2,552
Deferred revenue, current and noncurrent	(27,117)	64,464
Customer deposits, current and noncurrent	159,457	84,272
Operating lease liabilities, current and noncurrent	(35,205)	(37,767)
Other noncurrent liabilities	5,943	184
Net cash provided by operating activities	693,538	411,011
Investing activities
Purchases of property and equipment	(9,528)	(10,254)
Purchases of marketable securities	(3,418,699)	(4,791,670)
Proceeds from sales and redemption of marketable securities	2,451,378	2,608,898
Proceeds from sales of alternative investments	—	51,072
Other investing activities	(4,000)	—
Net cash used in investing activities	(980,849)	(2,141,954)
Financing activities
Proceeds from the exercise of common stock options	270,207	166,829
Repurchases of common stock	(45,598)	—
Other financing activities	91	778
Net cash provided by financing activities	224,700	167,607
Effect of foreign exchange on cash, cash equivalents, and restricted cash	960	(2,113)
Net decrease in cash, cash equivalents, and restricted cash	(61,651)	(1,565,449)
Cash, cash equivalents, and restricted cash - beginning of period	850,107	2,627,335
Cash, cash equivalents, and restricted cash - end of period	$788,456	$1,061,886

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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2024, except for the changes noted below.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2024	2023
Cash and cash equivalents	$768,710	$1,040,310
Restricted cash included in prepaid expenses and other current assets	79	3,132
Restricted cash included in other assets	19,667	18,444
Total cash, cash equivalents, and restricted cash	$788,456	$1,061,886
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment as of September 30, 2024 and December 31, 2023, the Company recorded an allowance for credit losses of $1.5 million and $10.5 million, respectively.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of September 30, 2024 and December 31, 2023 were $668.1 million and $364.8 million, respectively. Customer I represented 21% and 15% of total accounts receivable as of September 30, 2024 and December 31, 2023, respectively, and Customer J represented 17% of total accounts receivable as of September 30, 2024. No other customer represented more than 10% of total accounts receivable as of September 30, 2024 or December 31, 2023.
For the three and nine months ended September 30, 2024 and 2023, no customer represented more than 10% of total revenue.
Share Repurchase Program
Share repurchases are recorded at trade date and the repurchase price is inclusive of any related fees and commissions. Upon retirement, the par value of the Class A common stock repurchased is deducted from common stock with the excess of repurchase price recorded to additional paid-in capital on the Company’s condensed consolidated balance sheets.
Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which require compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company determines the fair value of stock-based awards granted or modified on the grant date or modification date using appropriate valuation techniques. The assumptions used to determine the grant-date fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company recognizes forfeitures as they occur.
Service-Based Awards
The Company grants awards, including RSUs, stock option awards, and stock appreciation rights (“SARs”), which vest based upon the satisfaction of a service condition. For such awards, the Company records stock-based compensation expense on a

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
straight-line basis over the requisite service period. The Company determines the grant-date fair value of the RSUs based on the fair value of the Company’s common stock on the grant date. For stock option awards and SARs that vest over an explicit service period and are exercisable at expiration, during a limited window (“Time-Vesting SARs”), the Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the grant-date fair value of the awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the award, the expected volatility rate, risk-free interest rate, and the expected dividend yield of the common stock.
Performance-Based Awards
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
Market-Based Awards
The Company grants awards, including SARs, that vest upon the satisfaction of market-based vesting conditions. For SARs that vest upon the satisfaction of a market-based vesting condition without an explicit service-based condition (“Market-Vesting SARs”), the Company estimates the grant-date fair value of the awards and the corresponding derived service period using a Monte Carlo simulation model, which requires the use of various assumptions including the contractual term, expected volatility rate, risk-free interest rate, suboptimal exercise factor, annual post-vest termination rate, and cost of equity as of the grant date. Stock-based compensation expense for these awards is recognized over the derived service period. If the market condition is achieved earlier than its derived service period, the remaining stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met. Once the derived service period is complete, previously recognized stock-based compensation expense related to Market-Vesting SARs will not be reversed even if the specified market condition is not achieved.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of September 30, 2024 and December 31, 2023, the Company's contract liability balances were $615.1 million and $486.3 million, respectively. Revenue of $440.9 million and $314.9 million was recognized during the nine months ended September 30, 2024 and 2023, respectively, that was included in the contract liability balances as of December 31, 2023 and 2022, respectively.
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
The Company’s remaining performance obligations were $1.6 billion as of September 30, 2024, of which the Company expects to recognize approximately 46% as revenue over the next 12 months, 39% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$536,900	$536,900	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,814	—	4,814	—
Marketable securities:
U.S. Treasury securities	3,787,649	—	3,787,649	—
Publicly-traded equity securities	8,300	8,300	—	—
Total	$4,337,663	$545,200	$3,792,463	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$576,565	$576,565	$—	$—
U.S Treasury securities	10,079	—	10,079	—
Certificates of deposit	938	—	938	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,777	—	4,777	—
Marketable securities:
U.S. Treasury securities	2,824,861	—	2,824,861	—
Publicly-traded equity securities	18,271	18,271	—	—
Total	$3,435,491	$594,836	$2,840,655	$—
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
Debt Securities
As of September 30, 2024, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,784,795	$2,888	$(34)	$3,787,649
Total debt securities	$3,784,795	$2,888	$(34)	$3,787,649

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
The Company did not sell any available-for-sale debt securities during the three and nine months ended September 30, 2024 or for the three months ended September 30, 2023. The Company sold $694.6 million of available-for-sale debt securities during the nine months ended September 30, 2023 and immediately reinvested such proceeds into additional debt securities. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to debt securities were recorded during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, available-for-sale debt securities of $76.9 million and $236.0 million, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of September 30, 2024 or December 31, 2023 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no credit-related impairment losses were recorded as of September 30, 2024 or December 31, 2023. All of the Company’s U.S. Treasury securities had remaining contractual maturities due within one year as of September 30, 2024.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three months ended September 30, 2024 and 2023, net unrealized losses from publicly-traded equity securities held at the end of each period were $5.4 million and $0.7 million, respectively. For the nine months ended September 30, 2024 and 2023, net unrealized losses from publicly-traded equity securities held at the end of each period were $12.2 million and $5.6 million, respectively.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of September 30, 2024 and December 31, 2023, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $52.6 million and $32.6 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. The Company did not record any material adjustments or impairments for the privately-held equity securities held during the three and nine months ended September 30, 2024 and 2023.
Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $41.5 million and $17.3 million during the nine months ended September 30, 2024 and 2023, respectively.
Strategic Commercial Contracts
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). No Investments were purchased under such Investment Agreements during the nine months ended September 30, 2024 or the fiscal year ended December 31, 2023.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assessed the concurrent agreements under the noncash consideration and consideration payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. During the three months ended September 30, 2024 and 2023, revenue recognized from Strategic Commercial Contracts was $9.6 million and $14.7 million, respectively. During the nine

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
months ended September 30, 2024 and 2023, revenue recognized from Strategic Commercial Contracts was $42.7 million and $67.4 million, respectively.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Leasehold improvements	$86,691	$83,139
Computer equipment, software, and other	55,444	50,844
Furniture and fixtures	14,094	13,834
Construction in progress	4,204	2,099
Total property and equipment, gross	160,433	149,916
Less: accumulated depreciation and amortization	(120,088)	(102,158)
Total property and equipment, net	$40,345	$47,758
Depreciation and amortization expense related to property and equipment, net was $6.1 million and $6.3 million for the three months ended September 30, 2024 and 2023, respectively, and $18.2 million and $18.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accrued payroll and related expenses	$117,588	$83,094
Accrued taxes	31,952	47,257
Accrued other liabilities	115,704	92,640
Total accrued liabilities	$265,244	$222,991
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of September 30, 2024, the Company had no outstanding debt balances and had undrawn revolving commitments of $500.0 million available to fund working capital and general corporate expenditures under the 2014 Credit Facility, which has a maturity date of March 31, 2027.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of September 30, 2024.
7. Commitments and Contingencies
Purchase Commitments
The Company has commitments with various third parties to purchase cloud hosting services. In September 2023, the Company amended one of its third-party cloud hosting services agreements. Under this amendment, the Company has committed to spend at least $1.95 billion over ten contract years through September 30, 2033, as well as certain additional minimum usage commitments, among other things. The Company satisfied its $154.0 million commitment for the contract year ending September 30, 2024. The commitment amount for the contract year beginning October 1, 2024 and ending September 30, 2025 is $160.2 million. Additionally, as of September 30, 2024, there were no material changes outside the ordinary course of

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
business of the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of September 30, 2024, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of September 30, 2024 and December 31, 2023.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of September 30, 2024 and December 31, 2023.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein, and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of September 30, 2024.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of September 30, 2024.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,172,437	20,000,000	2,096,982
Class B Common Stock	2,700,000	96,367	2,700,000	102,141
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,269,809	22,701,005	2,200,128
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
During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 0.6 million and 1.8 million shares, respectively, of its Class A common stock for an aggregate amount, including commissions, of $18.9 million and $45.6 million, respectively under the Share Repurchase Program. As of September 30, 2024, approximately $954.4 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and SAR activity for the nine months ended September 30, 2024 (in thousands, except per share amounts and years):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	278,470	$8.62	7.6	$2,381,172	—	$—	0.0	$—
Granted	—	—			51,458	50.71
Exercised	(44,188)	6.11			—	—
Canceled and forfeited	(925)	5.76			(3,495)	50.00
Balance as of September 30, 2024	233,357	$9.10	7.1	$6,556,252	47,963	$50.76	35.0	$—
Vested and exercisable as of September 30, 2024	130,807	$7.32	6.5	$3,908,239	—	$—	0.0	$—
As of September 30, 2024, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $524.3 million and $176.5 million, respectively, which is expected to be recognized over a weighted-average service period of six and five years, respectively. Of the total SARs outstanding, $119.7 million of unrecognized expense would be accelerated if the market condition related to Market-Vesting SARs is achieved earlier than its derived service period. The weighted-average grant-date fair value of SARs granted during the nine months ended September 30, 2024 was $4.06 per share.
Market-Vesting SARs
During the nine months ended September 30, 2024, the Company granted Market-Vesting SARs that vest upon the satisfaction of a market-based vesting condition and are subject to continued service. The market-based vesting condition is satisfied when the price per share of the Company’s Class A common stock exceeds $50 within an open trading window (measured based on the closing price on the immediately prior trading day) (an “Above Price Day”). Following the satisfaction of such condition, Market-Vesting SARs may only be exercised on an Above Price Day. The maximum appreciation is up to $20 per Market-Vesting SAR.
The Company determined the grant-date fair value of Market-Vesting SARs using a Monte Carlo simulation model which incorporates various assumptions including the contractual term, expected stock price volatility, risk-free interest rate, suboptimal exercise factor, annual post-vest termination rate, and cost of capital as of the grant date.
For the Market-Vesting SARs granted during the nine months ended September 30, 2024, the assumptions used in the Monte Carlo simulation model included the following:

Nine Months Ended September 30, 2024
Expected volatility rate	58.2% - 58.9%
Risk-free interest rate	4.1% - 4.7%
Grant-date fair value per share	$3.30 - $6.15
The expected volatility rate is based on a combination of the Company’s implied volatility and the historical volatility of comparable publicly-traded companies. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the SAR. The Market-Vesting SARs granted during the nine months ended September 30, 2024 had derived service periods of up to five years.
Time-Vesting SARs
During the nine months ended September 30, 2024, the Company granted Time-Vesting SARs which vest over explicit service periods of up to nine years. Additionally, such Time-Vesting SARs become exercisable at expiration, during a limited window

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(“Exercise Window”), if the Company’s stock price reaches a certain threshold. Time-Vesting SARs have exercise prices of between $39–$70 and maximum appreciation values of between $60–$180.
The Company determined the grant-date fair value of Time-Vesting SARs using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

Nine Months Ended September 30, 2024
Expected volatility rate	55.0% - 59.2%
Expected term (in years)	3.7 - 9.2
Risk-free interest rate	3.4% - 3.7%
Expected dividend yield	—%
The expected volatility rate is based on a combination of the Company’s implied and historical volatility, and the historical volatility of comparable publicly-traded companies. The expected term represents the period of time the SARs are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the SAR. The Company has never paid and has no plans to pay dividends on its common stock, therefore the expected dividend yield is zero.
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the nine months ended September 30, 2024 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	82,262	$10.71	1,976	$15.39
Granted	17,722	30.04	3,746	21.20
Vested	(24,595)	13.58	(2,991)	18.68
Canceled and forfeited	(3,188)	13.39	(499)	10.43
Adjustment for performance achievement(1)	—	—	(1,370)	17.46
Unvested and outstanding as of September 30, 2024	72,201	$14.36	862	$28.81
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $789.2 million, which the Company expects to recognize over a weighted-average service period of three years. As of September 30, 2024, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$13,123	$7,814	$35,941	$24,995
Sales and marketing	50,698	39,290	141,168	116,956
Research and development	30,715	21,952	87,532	65,068
General and administrative	47,889	45,324	145,199	136,276
Total stock-based compensation expense	$142,425	$114,380	$409,840	$343,295
10. Income Taxes
The Company recorded a provision for income taxes of $7.8 million and $6.5 million for the three months ended September 30, 2024 and 2023, respectively, and of $17.7 million and $10.4 million for the nine months ended September 30, 2024 and 2023, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of September 30, 2024 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes increased by $1.3 million and $7.3 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily related to increased foreign tax expense as a result of higher foreign taxable income and withholding taxes.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of September 30, 2024. However, given the Company’s recent earnings and anticipated future earnings, there is a reasonable possibility that it will have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Net Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income attributable to common stockholders for diluted net earnings per share	$143,525	$71,505	$383,181	$116,434
Denominator
Weighted-average shares used in computing net earnings per share:
Basic	2,250,032	2,162,530	2,231,790	2,134,045
Effect of dilutive shares	209,557	163,070	193,074	147,302
Diluted	2,459,589	2,325,600	2,424,864	2,281,347
Net earnings per share
Net earnings per share attributable to common stockholders:
Basic	$0.06	$0.03	$0.17	$0.05
Diluted	$0.06	$0.03	$0.16	$0.05
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options issued and outstanding	—	—	—	162,000
RSUs and P-RSUs outstanding	6,748	6,941	6,748	12,032
Warrants to purchase common stock	—	13,042	—	13,042
Total	6,748	19,983	6,748	187,074
For the three and nine months ended September 30, 2024, the Company also excluded the impact of 48.0 million SARs that may settle in shares of Class A common stock from the computation of diluted net earnings per share because the exercise price of such SARs was greater than the average market price of the Class A common stock for the applicable period. The maximum number of potentially dilutive Class A common shares is the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Government	$408,341	$307,603	$1,114,481	$898,178
Commercial	317,175	250,556	923,507	718,484
Total revenue	$725,516	$558,159	$2,037,988	$1,616,662

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contribution:
Government	$243,227	$185,867	$674,009	$526,330
Commercial	189,997	135,101	550,171	362,188
Total contribution	$433,224	$320,968	$1,224,180	$888,518
The reconciliation of contribution to income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from operations	$113,140	$39,983	$299,360	$54,172
Research and development expenses (1)	86,840	83,756	248,844	230,273
General and administrative expenses (1)	90,819	82,849	266,136	260,778
Total stock-based compensation expense	142,425	114,380	409,840	343,295
Total contribution	$433,224	$320,968	$1,224,180	$888,518
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$498,986	69%	$345,479	62%	$1,342,564	66%	$1,010,336	62%
United Kingdom	69,496	10%	64,390	11%	209,688	10%	177,198	11%
Rest of world (1)	157,034	21%	148,290	27%	485,736	24%	429,128	27%
Total revenue	$725,516	100%	$558,159	100%	$2,037,988	100%	$1,616,662	100%
—————
(1) No other country represents 10% or more of total revenue for the three and nine months ended September 30, 2024 or 2023.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands except years):

	Weighted average useful life	As of September 30, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.1	$10,400	$(3,986)	$6,414	$10,400	$(2,427)	$7,973
Reacquired rights	5.1	17,618	(4,824)	12,794	17,618	(2,936)	14,682
Backlog	0.1	6,700	(6,421)	279	6,700	(3,908)	2,792
Other	0.0	4,225	(4,225)	—	4,225	(3,770)	455
Total intangible assets		$38,943	$(19,456)	$19,487	$38,943	$(13,041)	$25,902
Amortization expense of intangible assets was not material for the three and nine months ended September 30, 2024 or 2023.
As of September 30, 2024, expected amortization expense for the unamortized finite-lived intangible assets is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2024	$1,429
2025	4,597
2026	4,597
2027	4,250
2028	2,517
Thereafter	2,097
Total	$19,487

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
•the sufficiency of our available funds to meet our liquidity needs;
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
For the three months ended September 30, 2024, we generated $725.5 million in revenue, reflecting a 30% growth rate from the three months ended September 30, 2023, when we generated $558.2 million in revenue. For the nine months ended September 30, 2024, we generated $2.0 billion in revenue, reflecting a 26% growth rate from the nine months ended September 30, 2023, when we generated $1.6 billion in revenue.

In the three months ended September 30, 2024, we generated income from operations of $113.1 million, or adjusted income from operations of $275.5 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended September 30, 2023, we generated income from operations of $40.0 million, or adjusted income from operations of $163.3 million when excluding stock-based compensation and related employer payroll taxes. In the nine months ended September 30, 2024, we generated income from operations of $299.4 million, or adjusted income from operations of $755.5 million when excluding stock-based compensation and related employer payroll taxes. In the nine months ended September 30, 2023, we generated income from operations of $54.2 million, or adjusted income from operations of $423.4 million when excluding stock-based compensation and related employer payroll taxes.
In the three months ended September 30, 2024, our gross profit was $578.9 million, reflecting a gross margin of 80%, or 82% when excluding stock-based compensation. In the three months ended September 30, 2023, our gross profit was $450.2 million, reflecting a gross margin of 81%, or 82% when excluding stock-based compensation. In the nine months ended September 30, 2024, our gross profit was $1.6 billion, reflecting a gross margin of 81%, or 83% when excluding stock-based compensation. In the nine months ended September 30, 2023, our gross profit was $1.3 billion, reflecting a gross margin of 80%, or 82% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended September 30, 2024, we had 629 customers, including companies in various commercial sectors and government agencies around the world. During the period ended September 30, 2023, we had 453 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended September 30, 2024 was $60.1 million, which grew 12% from an average of $53.7 million in revenue from the top twenty customers during the trailing twelve months ended September 30, 2023, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the nine months ended September 30, 2024, 55% of our revenue came from government customers and 45% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the nine months ended September 30, 2024, we generated 66% of our revenue from customers in the United States and the remaining 34% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended September 30, 2024 was $1.7 billion, which grew 30% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, geopolitical tensions, heightened interest rates, monetary policy changes,and foreign currency fluctuations. Additionally, these macroeconomic impacts have disrupted, and may continue to disrupt, the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, the general strengthening of the U.S. dollar relative to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)) has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than U.S. dollars. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the nine months ended September 30, 2024 such impacts were not material to our financial position or results of operations.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from operations	$113,140	$39,983	$299,360	$54,172
Add:
Research and development expenses (1)	86,840	83,756	248,844	230,273
General and administrative expenses (1)	90,819	82,849	266,136	260,778
Total stock-based compensation expense	142,425	114,380	409,840	343,295
Total contribution	$433,224	$320,968	$1,224,180	$888,518
Contribution margin	60%	58%	60%	55%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit	$578,877	$450,237	$1,646,531	$1,294,196
Add: stock-based compensation	13,123	7,814	35,941	24,995
Gross profit, excluding stock-based compensation	$592,000	$458,051	$1,682,472	$1,319,191
Gross margin, excluding stock-based compensation	82%	82%	83%	82%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from operations	$113,140	$39,983	$299,360	$54,172
Add: stock-based compensation	142,425	114,380	409,840	343,295
Add: employer payroll taxes related to stock-based compensation	19,950	8,909	46,340	25,954
Adjusted income from operations	$275,515	$163,272	$755,540	$423,421
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$725,516	$558,159	$2,037,988	$1,616,662
Cost of revenue	146,639	107,922	391,457	322,466
Gross profit	578,877	450,237	1,646,531	1,294,196
Operating expenses:
Sales and marketing	209,474	176,373	599,460	547,629
Research and development	117,555	105,708	336,376	295,341
General and administrative	138,708	128,173	411,335	397,054
Total operating expenses	465,737	410,254	1,347,171	1,240,024
Income from operations	113,140	39,983	299,360	54,172
Interest income	52,120	36,864	142,065	88,027
Other income (expense), net	(8,110)	3,122	(32,790)	(11,355)
Income before provision for income taxes	157,150	79,969	408,635	130,844
Provision for income taxes	7,809	6,530	17,653	10,382
Net income	149,341	73,439	390,982	120,462
Less: Net income attributable to noncontrolling interests	5,816	1,934	7,801	4,028
Net income attributable to common stockholders	$143,525	$71,505	$383,181	$116,434

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	20	19	19	20
Gross margin	80	81	81	80
Operating expenses:
Sales and marketing	29	32	29	34
Research and development	16	19	17	18
General and administrative	19	23	20	25
Total operating expenses	64	74	66	77
Income from operations	16	7	15	3
Interest income	7	6	7	5
Other income (expense), net	(1)	1	(2)	—
Income before provision for income taxes	22	14	20	8
Provision for income taxes	1	1	1	1
Net income	21	13	19	7
Less: Net income attributable to noncontrolling interests	1	—	—	—
Net income attributable to common stockholders	20%	13%	19%	7%

Comparison of the Three and Nine Months Ended Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue:
Government	$408,341	$307,603	$100,738	33%	$1,114,481	$898,178	$216,303	24%
Commercial	317,175	250,556	66,619	27%	923,507	718,484	205,023	29%
Total revenue	$725,516	$558,159	$167,357	30%	$2,037,988	$1,616,662	$421,326	26%
Revenue increased by $167.4 million, or 30%, for the three months ended September 30, 2024 compared to the same period in 2023. Revenue from government customers increased by $100.7 million, or 33%, for the three months ended September 30, 2024 compared to the same period in 2023. Of the increase, $74.9 million was from government customers existing as of December 31, 2023. Revenue from U.S. government customers was $319.8 million for the three months ended September 30, 2024 compared to $229.2 million for the same period in 2023. Revenue from commercial customers increased by $66.6 million or 27%, for the three months ended September 30, 2024 compared to the same period in 2023. Of the increase, $47.9 million was from commercial customers existing as of December 31, 2023, including a decrease of $5.0 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $179.2 million for the three months ended September 30, 2024 compared to $116.3 million for the same period in 2023, a 54% increase.
Revenue increased by $421.3 million, or 26%, for the nine months ended September 30, 2024 compared to the same period in 2023. Revenue from government customers increased by $216.3 million, or 24%, for the nine months ended September 30, 2024 compared to the same period in 2023. Of the increase, $177.1 million was from government customers existing as of December 31, 2023. Revenue from U.S. government customers was $854.5 million for the nine months ended September 30, 2024 compared to $684.0 million for the same period in 2023. Revenue from commercial customers increased by $205.0 million, or 29%, for the nine months ended September 30, 2024 compared to the same period in 2023. Of the increase, $154.4 million was from commercial customers existing as of December 31, 2023, including a decrease of $24.7 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $488.1 million for the nine months ended September 30, 2024 compared to $326.3 million for the same period in 2023, a 50% increase.
Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Cost of revenue	$146,639	$107,922	$38,717	36%	$391,457	$322,466	$68,991	21%
Gross profit	578,877	450,237	128,640	29%	1,646,531	1,294,196	352,335	27%
Gross margin	80%	81%	(1)%		81%	80%	1%
Cost of revenue for the three months ended September 30, 2024 increased by $38.7 million compared to the same period in 2023. The increase was primarily due to increases of $20.1 million in subcontractor expenses, $8.8 million in third-party cloud hosting services, and $6.2 million in stock-based compensation and related expenses.
Our gross margin for the three months ended September 30, 2024 decreased from 81% for the same period in 2023 to 80% as a result of the growth of cost of revenue slightly outpacing revenue growth.
Cost of revenue for the nine months ended September 30, 2024 increased by $69.0 million, or 21%, compared to the same period in 2023. The increase was primarily due to increases of $39.7 million in subcontractor expenses, $29.7 million in third-party cloud hosting services, and $13.5 million in stock-based compensation and related expenses. These increases were partially offset by a decrease of $11.0 million in field service representatives.
Our gross margin for the nine months ended September 30, 2024 increased from 80% for the same period in 2023 to 81% as a result of the growth of revenue slightly outpacing cost of revenue growth.

For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Sales and marketing	$209,474	$176,373	$33,101	19%	$599,460	$547,629	$51,831	9%
Research and development	117,555	105,708	11,847	11%	336,376	295,341	41,035	14%
General and administrative	138,708	128,173	10,535	8%	411,335	397,054	14,281	4%
Total operating expenses	$465,737	$410,254	$55,483	14%	$1,347,171	$1,240,024	$107,147	9%
Sales and Marketing
Sales and marketing expenses increased by $33.1 million, or 19%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $16.4 million in stock-based compensation and related expenses and $7.2 million in payroll and other payroll-related costs.
Sales and marketing expenses increased by $51.8 million, or 9%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $31.6 million in stock-based compensation and related expenses and $10.6 million in third-party cloud hosting services.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $11.8 million, or 11%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase of $11.0 million in stock-based compensation and related expenses.
Research and development expenses increased by $41.0 million, or 14%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $27.5 million in stock-based compensation and related expenses and $12.5 million in third-party cloud hosting services.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses increased by $10.5 million, or 8%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $5.5 million in stock-based compensation and related expenses and $5.1 million in travel costs.
General and administrative expenses increased by $14.3 million, or 4%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to increases of $14.3 million in stock-based compensation and related expenses, and $8.6 million in travel costs. These increases were partially offset by a decrease of $9.4 million to our allowance for credit losses.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.

Stock-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Cost of revenue	$13,123	$7,814	$5,309	68%	$35,941	$24,995	$10,946	44%
Sales and marketing	50,698	39,290	11,408	29%	141,168	116,956	24,212	21%
Research and development	30,715	21,952	8,763	40%	87,532	65,068	22,464	35%
General and administrative	47,889	45,324	2,565	6%	145,199	136,276	8,923	7%
Total stock-based compensation expense	$142,425	$114,380	$28,045	25%	$409,840	$343,295	$66,545	19%
Stock-based compensation expenses increased by $28.0 million and $66.5 million, or 25% and 19%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase was driven by expense from new grants awarded since September 30, 2023, including restricted stock units (“RSUs”), performance-based RSUs (“P-RSUs”), and stock appreciation rights (“SARs”), partially offset by a reduction in expense from equity awards that became fully vested, forfeitures, and lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date we completed the direct listing of our Class A common stock on the New York Stock Exchange (“NYSE”).
Interest Income

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023	Amount	2024	2023	Amount
Interest income	$52,120	$36,864	$15,256	$142,065	$88,027	$54,038
Interest income increased by $15.3 million and $54.0 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to an increase in our interest-bearing cash, cash equivalents, and our investments in short-term U.S. Treasury securities.
Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023	Amount	2024	2023	Amount
Other income (expense), net	$(8,110)	$3,122	$(11,232)	$(32,790)	$(11,355)	$(21,435)
Other income (expense), net changed by $11.2 million and $21.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to an increase in net realized and unrealized losses from our shares held in equity securities.
Provision for Income Taxes

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023	Amount	2024	2023	Amount
Provision for income taxes	$7,809	$6,530	$1,279	$17,653	$10,382	$7,271
Provision for income taxes increased by $1.3 million and $7.3 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to increased foreign tax expense as the result of higher foreign taxable income and withholding taxes.
Liquidity and Capital Resources
We generated positive cash flow from operations for the nine months ended September 30, 2024. We had cash, cash equivalents, and short-term U.S. Treasury securities totaling $4.6 billion available as of September 30, 2024. We believe that cash flows generated from operations, available funds, and access to financing sources, including our undrawn credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. While we have generated income from operations and positive cash flows from operations for the nine months ended September 30, 2024, the amounts may fluctuate for the foreseeable future.
As of September 30, 2024, our accumulated deficit balance was $5.3 billion, and our principal sources of liquidity were cash, cash equivalents, and short-term U.S. Treasury securities totaling $4.6 billion.
As of September 30, 2024, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 1.8 million shares of its Class A common stock for an aggregate amount, including commissions, of $45.6 million under the Share Repurchase Program. As of September 30, 2024, approximately $954.4 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
Our future capital requirements will depend on many factors, including, but not limited to, the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies; additionally, we have, and may in the future, repurchase shares of our Class A common stock from time to time under our Share Repurchase Program. As such, we may seek additional equity or debt financing on an as needed or opportunistic basis. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected. For additional information on our Share Repurchase Program, see Note 8. Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$693,538	$411,011
Investing activities	(980,849)	(2,141,954)
Financing activities	224,700	167,607
Effect of foreign exchange on cash, cash equivalents, and restricted cash	960	(2,113)
Net decrease in cash, cash equivalents, and restricted cash	$(61,651)	$(1,565,449)
Operating Activities
Net cash provided by operating activities was $693.5 million and $411.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by the growth of our business and timing of the receipt of payments from our customers and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $980.8 million and $2.1 billion for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily due to fewer purchases of marketable securities, primarily comprised of U.S. Treasury securities, compared to the prior year.
Financing Activities
Net cash provided by financing activities was $224.7 million and $167.6 million for the nine months ended September 30, 2024 and 2023, respectively, each of which primarily consisted of proceeds from the exercise of common stock options.

Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services. For additional information, refer to Note 7. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as already disclosed in Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2023. See our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024, for additional information regarding the Company’s contractual obligations.
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
Market Risk
As of September 30, 2024, we held publicly-traded equity securities valued at $8.3 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions, including ongoing volatility related to the Russia-Ukraine and Israel conflicts, and heightened interest rates.
As of September 30, 2024, we held privately-held equity securities valued at $52.6 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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
Our top three customers together accounted for 18% and 17% of our revenue for the years ended December 31, 2023 and 2022, respectively, and 17% and 19% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. Our top three customers by revenue, for the nine months ended September 30, 2024, have been with us for an average of nine years as of September 30, 2024. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
•unforeseen negative results in operations from our partnerships;
•changes in the competitive dynamics of our industry;

•the cost of and potential outcomes of existing and future claims or litigation, which could have a material adverse effect on our business;
•changes in laws and regulations that impact our business, such as the FASA or the EU AI Act (“EU AIA”);
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
Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new platforms or product modules, such as AIP, will, either individually or in the aggregate, be compelling to our customers, gain market acceptance, or have a positive or material impact on our business, financial condition, or results of operations, in each case in a timely or cost-effective manner. For example, we and our peers and competitors are investing more significantly in AI (including machine learning, large language and other generative AI models, and software functionality to operationalize the foregoing). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business, including our profitability. Further, other companies may develop products that are similar to ours, or adopt and implement AI more successfully or at a quicker pace than us. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,892 full-time employees as of September 30, 2024, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of September 30, 2024, we were in compliance with all covenants and restrictions associated with our credit facility.

Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of September 30, 2024, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $376.7 million, inclusive of $40.4 million of contractual options, as of September 30, 2024. Strategic Commercial Contracts with remaining deal value as of September 30, 2024 have original contract terms, including contractual options, of five and seven years and are subject to termination for cause provisions. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of September 30, 2024, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $296.6 million, of which $42.7 million was recognized by us during the nine months ended September 30, 2024.
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
Issues raised by the use of AI (including machine learning, large language and other generative AI models, and software functionality to operationalize the foregoing) in our platforms and business may result in reputational harm or liability.
AI is enabled by or integrated into some of our technology platforms and is a significant and growing element of our business. We have also incorporated AI into certain operations within our business, including by using our platforms for internal functions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient, unreliable or inaccurate, we could be subject to competitive harm, potential legal liability, including under existing, forthcoming, or proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), and brand or reputational harm. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and affording such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, Colorado and Utah each has enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas each has enacted similar legislation that took effect in 2024; Tennessee, Iowa, Delaware, New Hampshire, New Jersey, Maryland, Minnesota, and Nebraska each has enacted similar legislation that will take effect in 2025; and Indiana, Kentucky, and Rhode Island each has enacted similar legislation that will become effective in 2026.
We cannot yet fully assess the impact of these laws and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, when effective, would impose onerous obligations related to the development, sale and use of AI-related systems. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Further, certain administrations, including in the United States, have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
•the inclusion, exclusion, or deletion of our Class A common stock from any major trading indices, such as the Standard & Poor’s (“S&P”) 500 Index;
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of September 30, 2024, approximately 0.2 million options will expire through December 2024 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of September 30, 2024, there were 2,172,437,083 shares of our Class A common stock outstanding, 96,366,544 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of September 30, 2024, there were outstanding options to purchase an aggregate of 61,457,243 shares of our Class A common stock and 171,899,715 shares of our Class B common stock, 38,819,951 shares of our Class A common stock and 33,675,000 shares of Class B common stock subject to RSUs, 47,963,098 shares of our Class A common stock subject to SARs, and 861,875 shares of our Class A common stock subject to P-RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22.9% of the voting power of our outstanding capital stock in the aggregate as of October 28, 2024.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of October 28, 2024. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,269,808,627 shares of our common stock outstanding as of September 30, 2024. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of September 30, 2024, our Founders were 56, 56, and 42 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, our multi-class governance structure may make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track such indices would not invest in our stock. For example, S&P did not allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices from 2017 until a change in their eligibility requirements for such companies in 2023. Following this change, we joined the S&P 500 index in September 2024. Any such existing or new policies may depress our valuation compared to those of other similar companies that do not have multi-class governance structures.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. Over the past two years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised interest rates and implemented fiscal policy interventions in recent periods. These interventions may lower inflation, however, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including heightened interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding relationships with existing customers, and lower or no growth.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes stock repurchases during the three months ended September 30, 2024 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased under Share Repurchase Program	Approximate Dollar Amount Available for Future Purchases under Share Repurchase Program
July 1, 2024 - July 31, 2024	239,655	$27.54	239,655	$966,702
August 1, 2024 - August 31, 2024	213,344	29.53	213,344	960,402
September 1, 2024 - September 30, 2024	172,459	$34.79	172,459	$954,402
Total	625,458		625,458
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2024, the following directors and officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 22, 2024, Alexandra Schiff, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 14,776 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until July 7, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On August 28, 2024, Shyam Sankar, our Chief Technology Officer and Executive Vice President, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on August 31, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, which is incorporated herein by reference.
On August 29, 2024, Mr. Sankar adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 7,305,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until March 6, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 5, 2024, Ryan Taylor, our Chief Revenue Officer and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 867,164 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 10, 2024, David Glazer, our Chief Financial Officer and Treasurer, terminated a Rule 10b5-1 trading arrangement, previously adopted on December 12, 2023, and a later-commencing (after the completion or expiration of the earlier-commencing arrangement described) Rule 10b5-1 trading arrangement, previously adopted on June 12, 2024, each intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of these arrangements, refer to the descriptions contained in Part II, Item 9B. Other Information of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, respectively, which are incorporated herein by reference.
On September 11, 2024, Stephen Cohen, our President, Secretary, and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 2,339,862 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 12, 2024, Mr. Glazer adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 945,442 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 12, 2024, Lauren Stat, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 3,200 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended September 30, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+*	Palantir Technologies Inc. 2020 Equity Incentive Plan and related form agreements.

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PALANTIR TECHNOLOGIES INC.

Date: November 4, 2024	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2024	By:	/s/ Heather Planishek
Heather Planishek
Chief Accounting Officer
(Principal Accounting Officer)