Form 10-K
period 2024-12-31
Palantir Technologies Inc.
filed 2025-02-18
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-39540
Palantir Technologies Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	68-0551851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 17th Street, Floor 15 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (720) 358-3679
________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	PLTR	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 28, 2024 as reported by the New York Stock Exchange (“NYSE”) on such date was approximately $51.5 billion. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. In November 2024, the registrant transferred the listing of its Class A common stock from the NYSE to The Nasdaq Stock Market LLC (Nasdaq Global Select Market).
As of February 10, 2025, there were 2,248,950,826 shares of the registrants’ Class A common stock outstanding, 95,400,680 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “can,” “would,” “intend,” “target,” “goal,” “outlook,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our expectations regarding financial performance and liquidity, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses, stock-based compensation, our ability to maintain future profitability, and cash flows;
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
•our ability to maintain the security and availability of our platforms, including preventing and mitigating any product bugs or defects, as well as any cybersecurity or similar incidents;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties, including our customers, equity method investment partners, and vendors;
•our expectations regarding our investments in and enterprise agreements with various publicly-traded and privately-traded entities, including special purpose acquisition companies;
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
•the impacts of the volatility and fluctuations in currency exchange rates, including an increase in the strength of the United States (“U.S.”) dollar, on the costs of our products outside of the United States and on customer demand; and
•the significant expenses associated with being a public company.
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
The vertically integrated nature of these platforms allows users of varying technical abilities to collaborate effectively in our platforms. Data engineers can integrate new data sources, analysts can clean and transform data, data scientists can write models, business users can conduct daily workflows, and senior leaders can make critical decisions. With AIP, trusted data from relevant sources can be integrated into business logic, machine-language models, optimizers, and other computations spread across varying environments to power enterprise and government processes and help drive critical decisions. Customers may bundle these platforms together as a single ecosystem.
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
AIP
AIP enables responsible AI-advantage across the enterprise and government by using primary, core components built to effectively activate LLMs and other AI within any organization. It provides unified access to open-source, self-hosted, and commercially available LLMs that can transform structured and unstructured data into LLM-understandable objects and can turn organizations’ actions and processes into tools for humans and LLM-driven agents. AIP can allow organizations to power operational use of AI and LLMs with interfaces for decision making, feedback, and safe hand-off among AI agents and human operators with wide-spectrum security and audit controls, which allow for granular control over model usage and integrated human review checkpoints throughout the workflows. AIP is seamlessly bundled with existing Palantir offerings such as the Foundry, Gotham, and Apollo platforms.
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
Our Customers
We work with many of the world’s leading government and commercial institutions. As of December 31, 2024, we had 711 customers.
Our software is currently used across approximately 90 industries around the world. It is applied to a variety of use cases by users across various business functions and levels of organizations, including by utility operations analysts, automotive manufacturing workers, oil and gas technicians and operators, and pharmaceutical researchers in the United States; supply-chain managers in South Korea; public health administrators in the United Kingdom and the United States; and special forces personnel and military officials in the United States and abroad.
Of the $2.9 billion in revenue that we generated in 2024, 55% came from customers in the government segment, and 45% came from customers in the commercial segment.
Our business continues to have a global presence. In 2024, we earned 66% of our revenue from customers in the United States, and 34% from those abroad.
The average revenue for our top twenty customers during the trailing twelve months ended December 31, 2024 was $64.6 million, and is up from 2023, when the average revenue from our top twenty customers during the trailing twelve months ended December 31, 2023 was $54.6 million, demonstrating our expanding relationships with existing customers.
Sales and Marketing
Our approach to sales and marketing is built around discussions with existing and prospective customers in order to understand the principal challenges our customers face and identify ways in which our software platforms can provide long-term value and results. We continue to evaluate and refine our sales and marketing approach as we develop relationships with existing and prospective customers. For example, beginning in 2023, we introduced AIP bootcamps to the initial stages of our customer acquisition process, which helped to accelerate these discussions and provide an opportunity for our customers to experience our platforms through their own use cases in days.
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
There are a number of sales and marketing strategies that have accelerated our ability to acquire customers in recent years:
Expansion of Access to Platforms
The speed with which our platforms can be deployed has significantly expanded the range of potential customers with which we plan on partnering over the long term. During 2023, we introduced AIP bootcamps, which allow us to deliver real workflows on actual customer data in days. We anticipate that our reach among an increasingly broad set of customers, in both the commercial and government sectors, will accelerate moving forward, aided by our sales and marketing approaches, including AIP bootcamps and other pilots. Additionally, in 2024, we introduced Developer Tier, offering limited access to Foundry and AIP in the United States and select countries. This expansion allows developers to explore, innovate, and develop without significant upfront enterprise costs.
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
Sector and Industry Operating Systems
In addition to supporting individual institutions, our platforms have become central operating systems for entire industries and sectors. We are developing industry operating systems to help companies and government agencies manage operations across their entire organizations. These operating systems allow our software to be distributed at scale to institutions within given industries. We have and are continuing to develop partnerships in industries such as airline, insurance, healthcare, automotive, security and risk management, and government, which we anticipate will have a significant impact on our business moving forward.
U.S. Government
We continue to believe we are uniquely positioned to provide commercially available software to the U.S. federal government. Our government customers remain a meaningful source of revenue for our business. We intend to capture an even greater share of U.S. federal government spending on software systems.
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

Joint Ventures & New Business Partnerships
We intend to continue to form joint ventures and new business partnerships, where we believe specific industries or sectors require a partner and additional investment in order to realize the full potential of our platforms. For example, we, through Palantir Technologies Japan KK, entered into a strategic global partnership with Fujitsu Limited through which the parties will incorporate the capabilities of Foundry and AIP as a key element in the data infrastructure for Fujitsu Uvance, a portfolio of global solutions that address business challenges and solve societal issues.
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
Research and Development
We believe that in order to fully address the most complex and valuable challenges that our customers face, we must experience and understand their problems firsthand. To do so, we embed with our users. Our research and development function is responsible for the design, development, testing, validation, and refinement of our platforms, and embedding with our users allows us to identify research and development opportunities for our platforms or new products. We focus on innovating and developing new features and modules for our new and existing platforms, including AIP, or new products, and further enhancing the functionality, compatibility, reliability, usability, and performance of our platforms. By leveraging the tens of thousands of front-line hours across various industries and using emerging technologies, we can better anticipate customer needs and bring new use cases and new applications of services to our existing and potential customers. Our AIP bootcamps have and may continue to provide a forum to experience these new use cases and applications. Many of our current research and development efforts are focused on deploying software, models, and other critical assets at the edge. This includes integrations with complex hardware, operations in disconnected environments, and more. We have made, and will continue to make, significant investments in research and development to broaden our platform capabilities, strengthen our existing platforms and innovate.
Privacy and Civil Liberties
We are committed to ensuring that our software is as effective as possible while preserving individuals’ fundamental rights, including privacy and civil liberties. We have made deep investments to ensure that privacy, civil liberties, and other fundamental rights protections remain central to our software and business practices.
Our platforms were built from the start to protect individual privacy and prevent the misuse of information. We are not in the business of collecting, mining, or selling data. We build software platforms that enable our customers to integrate their own data — data to which they already have access.
The same technology that makes Palantir’s software platforms so analytically powerful — the ability to construct a model of the real world from countless data points — is what enables our customers to monitor and control access to that data and its use, while responsibly deploying increasingly advanced tools and capabilities, such as LLMs and other AI models.
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
•Decisions that can affect individuals’ rights to freedom, opportunity, and happiness cannot be left solely to computers. Our customers are using data to inform decisions with significant implications for individuals. Rather than relying exclusively on algorithms that may inhibit accountability and redress, we build in means for humans to make necessary judgment calls based on their context and intuition.
•Systems must facilitate accountability and oversight. Effective privacy protection entails multi-layered, overlapping policies and procedures to reassure the protection of fundamental rights. We design our platforms to support these policies with mechanisms that control usage, alert users to data handling requirements, and generate information for those responsible for oversight.
•Technology is not the answer to every problem. Some decisions carry implications that are too complex or significant to be automated or streamlined, even with a human in the loop. We strive to contextualize major world problems and think critically about whether it’s possible to engineer complementary solutions in an ethically responsible way. When the answer is “no,” we turn the opportunity down. Privacy, civil liberties, and ethical engineering is an evolving field, and every organization is subject to unique requirements and concerns.
The ways in which these principles are realized will differ among products and organizations. But the end goal should be the same: developing and implementing technology with a full understanding of its potential effects on fundamental rights and incorporating technical capabilities that can support responsible technology and data handling policies.
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
•A European telecommunications company needed to process personal data for a customer support workflow, while complying with the necessity and proportionality requirements of the European General Data Protection Regulation (“GDPR”). The client leveraged Palantir’s minimization tool to obfuscate sensitive data in workflows, while allowing cell-level access by operational users based on demonstrated need.
•Our platforms provide a secure, privacy-protective cloud-based data enclave which centralizes data on COVID-19 for collaborative clinical research.
Our Team
We employ a team of engineers, lawyers, philosophers, and social scientists to ensure that our company remains a leader in the field when it comes to privacy practices and software development.
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
Employees and Human Capital
Our employees are critical to the success of our business. As of December 31, 2024, we had 3,936 full-time employees, 31% of whom are employed outside of the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.
Other than in France, where we recognize a works council, we do not recognize a union or works council in respect of employees in other jurisdictions. We have not experienced any work stoppages due to employee disputes, and we believe that our employee relations are strong.
Our human capital resources objectives include recruiting, retaining, training, and motivating our personnel. We strive to foster an environment which encourages active dialogue and robust engagement on the issues most salient to employee satisfaction and believe our employees are empowered to play a significant role in shaping the direction and success of the company. For example, we solicit feedback to assess the sentiment toward our values and culture, and our employees’ well-being and overall health. This signal allows Palantir to get actionable feedback and drive awareness, discussion, and change across areas that our employees value.
Available Information
Our website is https://www.palantir.com, our investor relations website is https://investors.palantir.com, our LinkedIn account is @Palantir Technologies, and our X (formerly known as Twitter) account is @PalantirTech. We have used, and intend to continue to use, our website, investor relations website, and our LinkedIn and X (formerly known as Twitter) accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available for download free of charge through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our Annual Meeting of Stockholders (“Proxy Statement”), and any amendments to such filings. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:
•until recent quarters, we had a history of incurring net losses, and we anticipate our operating expenses will continue to increase, and we may not be able to maintain profitability in the future;
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
Risks Related to Our Business and Industry
Until recent quarters, we had a history of incurring net losses, and we anticipate our operating expenses will continue to increase, and we may not be able to maintain profitability in the future.
Although we have achieved profitability in accordance with U.S. generally accepted accounting principles (“GAAP”) in recent quarters, we incurred net losses in each period from our inception through the third quarter of 2022. We may not maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. In addition, while we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased expenses or losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model has historically required us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them. Though we have begun to integrate shorter, more cost-effective programs such as bootcamps, these initial deployments (including bootcamps) may result in no or minimal future revenue. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from maintaining profitability in the future. Any failure by us to maintain or increase profitability in the future or achieve our profitability targets could adversely affect our business, financial condition, and results of operations.
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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel, heightened interest rates, monetary policy changes, or foreign currency fluctuations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 17% and 18% of our revenue for the years ended December 31, 2024 and 2023, respectively. Our top three customers by revenue for the year ended December 31, 2024, have been with us for an average of nine years as of December 31, 2024. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
While we generally offer contract terms of one to five years in length, our customers sometimes enter into shorter-term contracts which may not provide for automatic renewal and may require the customer to opt-in to extend the term. Our customers have no obligation to renew, upgrade, or expand their agreements with us after the terms of their existing agreements have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with notice periods of varying lengths. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths or for a reduced scope; or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations could be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.
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
As of December 31, 2024, the total remaining deal value, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value, was $5.4 billion. Of our total remaining deal value, as of December 31, 2024, $3.1 billion was the remaining deal value of our contracts with commercial customers and $2.3 billion was the remaining deal value of our contracts with government customers.
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
•the timing of expenses and revenue recognition, including from changes in accounting assumptions or estimates;
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
•changes in laws and regulations that impact our business, such as the FASA or the European Union (“EU”) AI Act (“EU AIA”);
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
In addition, many of our contracts contain termination for convenience provisions, and we may be obligated to repay prepaid amounts or otherwise not realize anticipated future revenue should we fail to provide products or future services as anticipated. These factors make it difficult for us to accurately predict financial metrics for any particular period.
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
This seasonality has historically impacted and may in the future continue to impact the timing of collections and recognized revenue. Because a significant portion of our customer contracts are typically finalized near the end of the year, and we typically invoice customers shortly after entering into a contract, we may receive a portion of our customer payments near the end of the year and record such payment as an increase in deferred revenue or customer deposits (“contract liabilities”), while the revenue from our customer contracts is generally recognized over the contract term. While we have historically billed and collected payments for multiple contract years from certain customers in advance, we have shifted, and may continue to shift, to collecting payments on an annual or other basis, including in arrears.
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
Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new platforms or product modules, such as our Artificial Intelligence Platform (“AIP”), will, either individually or in the aggregate, be compelling to our customers, gain market acceptance, or have a positive or material impact on our business, financial condition, or results of operations, in each case in a timely or cost-effective manner. For example, we and our peers and competitors are investing more significantly in AI (including machine learning, large language and other generative AI models, and software functionality to operationalize the foregoing). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business, including our profitability. Further, other companies may develop products that are similar to ours, or adopt and implement AI more successfully or at a quicker pace than us. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences or needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.
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
•inability of our platforms or product enhancements to scale and perform to meet customer demands or needs;

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
The competitive position of our platforms depends in part on their ability to operate with products and services of third parties, software services, and infrastructure in connection with our work in the public and commercial sectors, including but not limited to, our joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements where applicable. As such, we must continuously modify and enhance our platforms to adapt to changes in, or to be integrated or otherwise compatible with, hardware, software, networking, browser, and database technologies. In the future, one or more companies may choose not to support the operation of their hardware, software, or infrastructure, or our platforms may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support one or more of our platforms. We intend to facilitate the compatibility of our platforms with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. For example, in March 2024, we were selected by the U.S. Army to develop and deliver the Tactical Intelligence Targeting Access Node ground station system, the Army’s first AI-defined vehicle, which will involve coordination with third parties such as hardware manufacturers. If we are not successful in achieving our compatibility goal, our business, financial condition, and results of operations could be adversely impacted.
If we fail to manage future growth effectively, our business could be harmed.
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base in various countries around the world. For example, our headcount has grown from 313 full-time employees as of December 31, 2010 to 3,936 full-time employees as of December 31, 2024, with employees located both in the United States and outside the United States. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Further, potential employees may request to work entirely or partially remotely. For example, though many of our current employees have returned to their offices following the COVID-19 pandemic, some continue to work remotely. There is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity. It is also possible that remote work arrangements may have a negative impact on our ability to recruit, train, manage, and retain employees; our operations; our information, data security and cybersecurity; consumer privacy and the risk of fraud; the execution of our business plans; our ability to maintain and strengthen our company culture; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices.
Our success depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our customers, including our ability to transition personnel to new assignments on a timely basis. If we are unable to effectively utilize our personnel on a timely basis to fulfill the needs of our customers, our business could suffer. Further, if we are not able to recruit, hire, or retain the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our personnel on customer engagements and could increase our costs.
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
Our reputation and business may be harmed by news or social media coverage of Palantir or our leadership, including but not limited to coverage that presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information.
Publicly available information regarding Palantir has historically been limited, in part due to the sensitivity of our work with customers or contractual requirements limiting or preventing public disclosure of certain aspects of our work or relationships with certain customers. As our business has grown and as interest in Palantir and the technology industry overall has increased and we have engaged more actively with media and marketing efforts, we have attracted, and may continue to attract, significant attention from news and social media outlets, including unfavorable coverage and coverage that is not directly attributable to statements authorized by our leadership, that incorrectly reports on statements made by our leadership or employees and the nature of our work, perpetuates unfounded speculation about company involvements, or that is otherwise misleading. If such news or social media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding Palantir or our leadership, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected. Due to the sensitive nature of our work and our confidentiality obligations and despite our ongoing efforts to provide increased transparency into our business, operations, and product capabilities, we may be unable to or limited in our ability to respond to such harmful coverage, which could have a negative impact on our business.
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
Historically, we have funded our operations and capital expenditures primarily through cash flows from operations, equity issuances, and proceeds from option exercises. Although we currently anticipate that our cash flows generated from operations, available funds, and access to financing sources, including our undrawn credit facility, will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Additionally, tightening of the credit markets and high interest rates continue to negatively impact the capital raising environment. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2024, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of December 31, 2024, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $340.6 million, inclusive of $10.4 million of contractual options, as of December 31, 2024. Strategic Commercial Contracts with remaining deal value as of December 31, 2024 have original contract terms, including contractual options, ranging from five to seven years, and are subject to termination for cause provisions. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of December 31, 2024, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $306.2 million, of which $52.3 million was recognized by us during the fiscal year ended December 31, 2024.
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
We have provided, and may continue to provide, our platforms, products, personnel, and services to support operations in conflict zones. Such zones are subject to, among other things, political uncertainty, geopolitical tensions, and military actions, such as those associated with the ongoing Russia-Ukraine and Israel conflicts. As a result, we and our third-party vendors have been vulnerable to a heightened risk of, and have been exposed to, cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents, including increasingly sophisticated threats, from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or intentional or unintentional action or inaction by employees or third parties, which may result in unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering, bad actors, or human error.
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
AI is enabled by or integrated into some of our technology platforms and is a significant and growing element of our business. We have also incorporated AI into certain operations within our business, including by using our platforms for internal functions, and have developed internal policies to govern AI use. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient, unreliable, or inaccurate, we could be subject to competitive harm, potential legal liability, including under existing, forthcoming, or proposed legislation regulating AI in jurisdictions such as the EU, and brand or reputational harm. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect.
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
Our technologies and business practices are designed to mitigate many of these risks. For example, our platforms include data governance, machine learning modeling, as well as model testing and evaluation tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on fundamental rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, such as the conflict resulting from Hamas’ attack on Israel, natural disasters, public health crises (such as the COVID-19 pandemic), geopolitical tensions such as those that may be caused by the ongoing Russia-Ukraine conflict, or acts of misconduct. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
Our success and ability to compete depends in part on our ability to protect proprietary methods and technologies that we develop under a combination of patent and other intellectual property and proprietary rights in the United States and other jurisdictions outside the United States so that we can prevent others from using our inventions and proprietary information and technology. Despite our efforts, third parties have and may attempt to disclose, obtain, copy, or use our intellectual property or other proprietary information or technology without our authorization or coerce or enlist our employees, partners, or suppliers to do the same, and our efforts to protect our intellectual property and other proprietary rights may not prevent such unauthorized disclosure or use, misappropriation, infringement, reverse engineering or other violation of our intellectual property or other proprietary rights. Effective protection of our rights may not be available to us in every country in which our technology platforms or services are available. The laws of some countries may not be as protective of intellectual property and other proprietary rights as those in the United States, and mechanisms for enforcement of intellectual property and other proprietary rights may be inadequate. Also, our involvement in standard setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property or other proprietary information or technology.
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
In addition, any of our patents, copyrights, trademarks, or other intellectual property or proprietary rights may be challenged, narrowed, invalidated, held unenforceable, or circumvented in litigation or other proceedings, including, where applicable, opposition, re-examination, inter partes review, post-grant review, interference, nullification and derivation proceedings, and equivalent proceedings in foreign jurisdictions, and such intellectual property or other proprietary rights may be lost or no longer provide us meaningful competitive advantages. Such proceedings may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Third parties also may legitimately and independently develop products, services, and technology similar to or duplicative of our platforms. In addition to protection under intellectual property laws, we rely on confidentiality or license agreements that we generally enter into with our corporate partners, employees, consultants, advisors, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached or challenged, or that such breaches will be detected. Furthermore, non-disclosure provisions can be difficult to enforce, and even if successfully enforced, may not be entirely effective. Additionally, as more information about us and our platforms is made or becomes publicly available, it may be more difficult to manage actions by third parties with respect to, or other use of, such information. We cannot guarantee that any of the measures we have taken will prevent infringement, misappropriation, or other violation of our technology or other intellectual property or proprietary rights. Because we may be an attractive target for cyberattacks and espionage, we also may have a heightened risk of unauthorized access to, and misappropriation of, our proprietary and competitively sensitive information. We may be required to spend significant resources to monitor and protect our intellectual property and other proprietary rights, and we may conclude that in at least some instances the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation, or other violation of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights. Any such litigation, whether or not it is resolved in our favor, could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure establishing the California Privacy Rights Act (“CPRA”) in 2020. The CCPA and CPRA regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide disclosures to California consumers, and affording such consumers abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their applicable obligations. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, Colorado and Utah each has enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas each has enacted similar legislation that took effect in 2024; Tennessee, Iowa, Delaware, New Hampshire, New Jersey, Maryland, Minnesota, and Nebraska each has enacted similar legislation that have taken, or will take, effect in 2025; and Indiana, Kentucky, and Rhode Island each has enacted similar legislation that will become effective in 2026.
We cannot yet fully assess the impact of these laws and other new laws or regulations on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the GDPR which took effect in May 2018. Complying with the GDPR or other data protection laws, directives, and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
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
The overarching complexity of laws and regulations relating to privacy, data protection, and information security around the world pose a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls or to the commitments we make, or the malicious or inadvertent breach of applicable legal, regulatory, or contractual privacy, data protection, or information security requirements by us, our employees, our business partners, or our customers.
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
•changes to U.S. laws, regulations, or government enforcement practices which could impact the countries we operate in and, as a result, affect our ability to legally work in those countries or with their governments;
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
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of the ongoing Russia-Ukraine conflict, as well as economic sanctions the United States and other countries have imposed on Russia, and the conflict resulting from Hamas’ attack on Israel;
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, when effective, will impose onerous obligations related to the development, sale and use of AI-related systems. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Further, certain administrations, including in the United States, have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
Many governments have enacted laws requiring companies to provide notice of data security breaches or incidents involving certain types of data, including personal data. For example, the SEC adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, most of our customers, including U.S. government customers, contractually require us to notify them of certain data security breaches and incidents. However, determining whether a cybersecurity incident has occurred and is notifiable or reportable may not be straightforward, and we may not effectively identify all relevant cybersecurity incidents in a timely manner, or at all. If we are unable to comply with contractual or regulatory notification requirements, which may include timelines for appropriate notification or methods by which such notifications must be made, we may be subject to additional penalties, contractual liability, and reputational damage.
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
We prepare our consolidated financial statements in accordance with GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including related to the recognition of our revenue. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income, and cash flows. We have considered the impact of Pillar Two rules and determined that we became subject to such rules starting January 1, 2024 in some jurisdictions, but we do not believe that such developments will have a material impact on our financial condition or results of operations in the future.
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
In addition, there is also a risk that the expiration of our existing NOLs or tax credits or a limitation on their use to offset future income tax liabilities could result from statutory or regulatory changes. For these reasons, we may not be able to utilize a material portion of our NOLs, which could potentially result in increased future tax liabilities to us and could adversely affect our results of operations.
For additional information, see Note 11. Income Taxes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Because we generate a substantial portion of our revenue from contracts with governments and government agencies, and in particular from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. U.S. government spending levels for defense-related and other programs are uncertain, and may not be sustained at the levels associated with government fiscal year 2024. In addition, the current administration has stated its intent to evaluate overall government spending, which could impact our business, results of operations, financial condition, and growth prospects. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
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
•the inclusion, exclusion, or deletion of our Class A common stock from any major trading indices, such as the Standard & Poor’s (“S&P”) 500 Index or the Nasdaq-100 Index;
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of December 31, 2024, approximately 2.7 million options will expire through December 2025 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of December 31, 2024, there were 2,242,389,510 shares of our Class A common stock outstanding, 95,400,680 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of December 31, 2024, there were outstanding options to purchase an aggregate of 40,373,112 shares of our Class A common stock and 137,735,461 shares of our Class B common stock, 33,677,501 shares of our Class A common stock and 31,650,000 shares of Class B common stock subject to RSUs, 6,436,900 shares of our Class A common stock subject to stock appreciation rights (“SARs”), and 576,512 shares of our Class A common stock subject to performance-based RSUs (“P-RSUs”). All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
Additionally, repurchasing our Class A common stock will reduce the amount of cash, cash equivalents and marketable securities we have available to fund working capital, capital expenditures, capital preserving investments, strategic acquisitions or business opportunities, and other general corporate purposes, and there are no guarantees that the Share Repurchase Program will result in increased shareholder value. Furthermore, the timing and amount of repurchases have been, and will in the future be, subject to liquidity, market and economic conditions, compliance with applicable legal requirements, and other relevant factors.

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
Although we currently are not considered to be a “controlled company” under The Nasdaq Stock Market LLC (“Nasdaq”) corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among our Founders and their affiliates.
Although we currently are not considered to be a “controlled company” under the Nasdaq corporate governance rules, we may in the future become a controlled company due to the concentration of voting power among our Founders and their affiliates resulting from the issuance of our Class F common stock. See “Risks Related to the Multiple Class Structure of our Common Stock, the Founder Voting Trust Agreement, and the Founder Voting Agreement” below. A “controlled company” pursuant to the Nasdaq corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. In the event that our Founders and their affiliates or other stockholders acquire more than 50% of the voting power of the Company, we may in the future be able to rely on the “controlled company” exemptions under the Nasdaq corporate governance rules due to this concentration of voting power and the ability of our Founders and their affiliates to act as a group. If we were a controlled company, we would be eligible, and could elect, not to comply with certain of the Nasdaq corporate governance standards. Such standards include the requirement that a majority of directors on our Board of Directors are independent directors, subject to certain phase-in periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from the group of stockholders holding a majority of the voting power, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance standards, and the ability of our independent directors to influence our business policies and corporate matters may be reduced.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22% of the voting power of our outstanding capital stock in the aggregate as of February 10, 2025.
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
In the event that our Founders and their affiliates have less than 49.999999% of the Voting Power prior to giving effect to the voting power of the Class F common stock, the issuance of additional shares by us in the future to stockholders other than our Founders who are then party to the Founder Voting Agreement or their affiliates will dilute the economic interests of our Founders but will generally not result in further dilution of the voting power of such Founders and their affiliates. Because of the voting rights of the Class F common stock, such issuances will instead correspondingly increase the voting power of the Class F common stock. Any future issuances of additional shares of Class A common stock and Class B common stock will not be subject to approval by our stockholders except as required by the Nasdaq listing standards.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of February 10, 2025. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,338,795,190 shares of our common stock outstanding as of December 31, 2024. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of December 31, 2024, our Founders were 57, 57, and 42 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Future issuances of our Class A common stock will dilute the voting power of our Class A common stockholders, and future issuances to stockholders other than our Founders who are then party to the Founder Voting Agreement will dilute the economic interests of our Founders and their affiliates. However, because of the voting rights of the shares of Class F common stock, in the event that our Founders and their affiliates have less than 49.999999% of the Voting Power prior to giving effect to the voting power of the Class F common stock, future issuances of Class A common stock to stockholders other than our Founders and their affiliates will generally not result in dilution of the voting power of our Founders who are then party to the Founder Voting Agreement or their affiliates, but rather, will correspondingly increase the voting power of the Class F common stock. Any future issuances of additional shares of Class A common stock will not be subject to approval by our stockholders except as required by the Nasdaq listing standards.
General Risk Factors
Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. In recent years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. Although inflation levels have decreased from their highest levels in the United States, the EU, and the U.K., the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and could maintain or raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. Downturns in macroeconomic conditions, including heightened interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict and the conflict resulting from Hamas’ attack on Israel; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding relationships with existing customers, and lower or no growth. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us and we may not realize the full value of our commercial contracts with such customers as a result.
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
When the U.S. dollar strengthens compared to other currencies, it generally increases the real cost of our platforms to our customers outside of the United States, which could reduce demand for our platforms and adversely affect our financial condition and results of operations. Continued increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenues being lower, result in increased expenses for our non-U.S. operations, or otherwise impact our financial condition and results of operations.
Natural disasters, including climate change, and other catastrophic events beyond our control could harm our business.
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations have been, and could in the future be, subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics (such as COVID-19), terrorism, such as Hamas’ attack against Israel in 2023 and the ensuing conflict, political unrest, cyberattacks including as may be exacerbated by the ongoing Russia-Ukraine conflict, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We have been, and may continue to be, subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Colorado headquarters has experienced climate-related events and may continue to at an increasing frequency in the future, including drought, water scarcity, heat waves, and wildfires resulting in air quality impacts and power shutoffs. Additionally, while some employees have returned to our offices, it could be particularly difficult to mitigate the impact of these events on our employees continuing to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers, and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq listing standards. The requirements of these rules and regulations may continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to annually comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.
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
We incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies which could adversely affect our business, financial condition, and results of operations.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of Nasdaq. These requirements result in significant legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.
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
These rules and regulations have also made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.
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
Our Chief Information Security Officer oversees our cybersecurity program, policies and processes, including those described in “Risk Management and Strategy” above, and works with the information security team and other stakeholders on the prevention, detection, mitigation, response and remediation of cybersecurity incidents, as applicable. As our information security team monitors the security and effectiveness of our policies and processes, they also work to keep the Chief Information Security Officer and other members of leadership informed of critical incidents, process updates, or other material details, in accordance with our internal reporting structure. Our Chief Information Security Officer in turn provides periodic briefings to our Board of Directors regarding our company’s cybersecurity risks and activities, which would include recent material cybersecurity incidents and related responses, if any, changes to the risk landscape, and updates or changes to the cybersecurity program. Our current Chief Information Security Officer has over 15 years of systems engineering and technical cybersecurity experience, and holds an undergraduate degree in computer science and a graduate degree in business administration. He has also completed graduate-level courses in computer science, and holds certifications in information security. The information security team includes employees with broad ranging experience in cybersecurity threat assessments and detection, incident response, and mitigation and management of various types of threats, including from insiders and nation-state actors.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Effective November 26, 2024, our Class A common stock was listed and began trading on The Nasdaq Stock Market LLC (Nasdaq Global Market Select) under the symbol “PLTR”. From September 30, 2020 through November 25, 2024, our Class A common stock was listed on the NYSE under the symbol “PLTR”. Prior to September 30, 2020, there was no public trading market for our Class A common stock.
Our Class B common stock and Class F common stock are not listed on any stock exchange nor traded on any public market.
Holders of Record
As of February 10, 2025, there were 1,678 holders of record of our Class A common stock, 22 holders of record of our Class B common stock, and one holder of record of our Class F common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant. In addition, the terms of our undrawn credit facility contain restrictions on our ability to declare and pay cash dividends on our capital stock, and we may enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare and pay cash dividends.
Issuer Purchases of Equity Securities
The following table summarizes stock repurchases during the three months ended December 31, 2024 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	164,669	$41.90	164,669	$947,503
November 1, 2024 - November 30, 2024	93,830	$57.55	93,830	$942,103
December 1, 2024 - December 31, 2024	84,276	$74.74	84,276	$935,804
Total(2)	342,775		342,775
—————
(1) Includes related commissions.
(2) In August 2023, our Board of Directors authorized the Share Repurchase Program which allows for the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock. The Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. During the year ended December 31, 2024, we repurchased 2,123,131 shares of our Class A common stock under the Share Repurchase Program. For additional information see Note 9. Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since September 30, 2020 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on September 30, 2020, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.
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
This section of this Annual Report on Form 10-K generally discusses fiscal years 2024 and 2023 items and year-to-year comparisons between fiscal years 2024 and 2023. Discussions of fiscal year 2023 items and year-to-year comparisons between fiscal years 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 20, 2024 and is incorporated herein by reference.
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
For the year ended December 31, 2024, we generated $2.9 billion in revenue, reflecting a 29% growth rate from the year ended December 31, 2023, when we generated $2.2 billion in revenue.
In the year ended December 31, 2024, we generated income from operations of $310.4 million, or adjusted income from operations of $1.1 billion when excluding stock-based compensation and related employer payroll taxes. In the year ended December 31, 2023, we generated income from operations of $120.0 million, or adjusted income from operations of $632.8 million when excluding stock-based compensation and related employer payroll taxes.
In the year ended December 31, 2024, our gross profit was $2.3 billion, reflecting a gross margin of 80%, or 83% when excluding stock-based compensation. In the year ended December 31, 2023, our gross profit was $1.8 billion, reflecting a gross margin of 81%, or 82% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income (loss) from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended December 31, 2024, we had 711 customers, including companies in various commercial sectors and government agencies around the world. During the period ended December 31, 2023, we had 497 customers.

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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. As of December 31, 2024, we expect to generate revenue from contracts closed during the three months and year ended December 31, 2024 for an additional 4.7 and 3.6 years, respectively, on a dollar-weighted average contract duration basis. Dollar-weighted average contract duration represents the length of time we expect to generate revenue on average, based on the total potential lifetime length and value of contracts entered into with, or awarded by, our customers at the time of contract execution, presuming that our customers will exercise all of the contractual options available to them and no termination of contracts, although many of our contracts are subject to termination provisions, including for convenience, and there can be no guarantee that contracts are not terminated or that contract options will be exercised. We calculate this duration on a dollar-weighted basis to adjust for smaller deals. The timing of our customer billings and receipt of payments varies from contract to contract. Our average revenue for the top twenty customers during the trailing twelve months ended December 31, 2024 was $64.6 million, which grew 18% from an average of $54.6 million in revenue from the top twenty customers during the trailing twelve months ended December 31, 2023, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the year ended December 31, 2024, 55% of our revenue came from government customers and 45% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the year ended December 31, 2024, we generated 66% of our revenue from customers in the United States and the remaining 34% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended December 31, 2024 was $1.9 billion, which grew 38% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
We continue to believe that our government customers remain a meaningful source of revenue for our business, particularly during periods of economic uncertainty. However, large government customers in particular are generally subject to a number of uncertainties regarding budgets and spending levels, changes in timing and spending priorities, and regulatory and policy changes, which can make it difficult to predict when, or if, we will make sales to such customers or the size and scope of any contract awards. See also the discussion of “Risks Related to Relationships and Business with the Public Sector” within “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
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
Total remaining deal value is the total remaining value, as of the end of the reporting period, of contracts that have been entered into with, or awarded by, our customers. Total remaining deal value presumes the exercise of all contract options available to our customers and no termination of contracts. However, many of our contracts are subject to termination provisions, including for convenience, and there can be no guarantee that contracts are not terminated or that contract options will be exercised. Further, total remaining deal value may exclude all or some portion of the value of certain commercial contracts as a result of our ongoing assessments of customers’ financial condition, including the consideration of such customers’ ability and intention to pay, and whether such contracts continue to meet the criteria for revenue recognition, among other factors.
As of December 31, 2024, the total remaining deal value of the contracts, as defined above, was $5.4 billion, up 40% from December 31, 2023, when our total remaining deal value of such contracts was $3.9 billion.
Of our total remaining deal value, as of December 31, 2024, the total remaining deal value of the contracts that we entered into with commercial customers, including existing contractual obligations and available contractual options, as defined above, was $3.1 billion, up 47% from December 31, 2023, when the total remaining deal value of such contracts was $2.1 billion.
As of December 31, 2024, the total remaining deal value of the contracts that we had been awarded by government agencies in the United States and allied countries around the world, including existing contractual obligations and contractual options available to those government agencies, was $2.3 billion, up 30% from December 31, 2023, when the total value of such contracts was $1.8 billion.
When calculating the total remaining deal value of government contracts, we do not include government contracts known as IDIQ contracts, totaling $3.7 billion, as of December 31, 2024, that we have also been awarded, but where the funding of such contracts has not yet been determined or guaranteed.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, when the U.S. dollar strengthens compared to other currencies (primarily the Euro and GBP), it has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than the U.S. dollar. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the JPY, Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the year ended December 31, 2024, such impacts were not material to our financial position or results of operations.
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
Contribution Margin
The following table provides a reconciliation of contribution margin for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023
Income from operations	$310,403	$119,966
Add:
Research and development expenses (1)	342,813	306,560
General and administrative expenses (1)	375,094	343,126
Total stock-based compensation expense	691,638	475,903
Total contribution	$1,719,948	$1,245,555
Contribution margin	60%	56%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023
Gross profit	$2,299,517	$1,793,907
Add: stock-based compensation	69,065	35,995
Gross profit, excluding stock-based compensation	$2,368,582	$1,829,902
Gross margin, excluding stock-based compensation	83%	82%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Income from operations	$310,403	$119,966
Add: stock-based compensation	691,638	475,903
Add: employer payroll taxes related to stock-based compensation	126,021	36,907
Adjusted income from operations	$1,128,062	$632,776
Adjusted operating margin	39%	28%

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
On-Premises Software
Sales of our software licenses, primarily term licenses, grant customers the right to use functional intellectual property, either on their internal hardware infrastructure or on their own cloud instance, over the contractual term and are also sold together with stand-ready O&M services. O&M services include critical updates and support and maintenance services required to operate the software and, as such, are necessary for the software to maintain its intended utility over the contractual term. Because of this requirement, we have concluded that the software licenses and O&M services, which together we refer to as our On-Premises Software, are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue is generally recognized over the contract term on a ratable basis.
Professional Services
Our professional services support the customers’ use of the software and include, as needed, on-demand user support, user-interface configuration, training, and ongoing ontology and data modeling support. Professional services contracts typically include the provision of on-demand professional services for the duration of the contractual term, which may be coterminous or non-coterminous with a Palantir Cloud subscription or the On-Premises Software. Professional services are on-demand, whereby we perform services throughout the service period; therefore, the revenue is recognized over the related term.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of income (loss) that is not attributable to the Company.
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

Results of Operations
The following table summarizes our consolidated statements of operations data (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue	$2,865,507	$2,225,012	$1,905,871
Cost of revenue	565,990	431,105	408,549
Gross profit	2,299,517	1,793,907	1,497,322
Operating expenses:
Sales and marketing	887,755	744,992	702,511
Research and development	507,878	404,624	359,679
General and administrative	593,481	524,325	596,333
Total operating expenses	1,989,114	1,673,941	1,658,523
Income (loss) from operations	310,403	119,966	(161,201)
Interest income	196,792	132,572	20,309
Other income (expense), net	(18,022)	(15,447)	(220,135)
Income (loss) before provision for income taxes	489,173	237,091	(361,027)
Provision for income taxes	21,255	19,716	10,067
Net income (loss)	467,918	217,375	(371,094)
Less: Net income attributable to noncontrolling interests	5,728	7,550	2,611
Net income (loss) attributable to common stockholders	$462,190	$209,825	$(373,705)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Years Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	20	19	21
Gross margin	80	81	79
Operating expenses:
Sales and marketing	31	34	37
Research and development	18	18	19
General and administrative	20	24	31
Total operating expenses	69	76	87
Income (loss) from operations	11	5	(8)
Interest income	7	6	1
Other income (expense), net	(1)	—	(12)
Income (loss) before provision for income taxes	17	11	(19)
Provision for income taxes	1	1	1
Net income (loss)	16	10	(20)
Less: Net income attributable to noncontrolling interests	—	1	—
Net income (loss) attributable to common stockholders	16%	9%	(20)%

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Years Ended December 31,		Change
	2024	2023	Amount	%
Revenue:
Government	$1,569,605	$1,222,215	$347,390	28%
Commercial	1,295,902	1,002,797	293,105	29%
Total revenue	$2,865,507	$2,225,012	$640,495	29%
Revenue increased by $640.5 million, or 29%, for the year ended December 31, 2024 compared to 2023. Revenue from government customers increased by $347.4 million, or 28%, for the year ended December 31, 2024 compared to 2023. Of the increase, $280.7 million was from government customers existing as of December 31, 2023. Revenue from U.S. government customers was $1.2 billion for the year ended December 31, 2024 compared to $921.2 million for the same period in 2023. Revenue from commercial customers increased by $293.1 million, or 29%, for the year ended December 31, 2024 compared to 2023. Of the increase, $190.7 million was from commercial customers existing as of December 31, 2023, including a decrease of $35.0 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $702.3 million for the year ended December 31, 2024 compared to $457.1 million for the same period in 2023, a 54% increase.
Generally, increases in revenue from our existing customers are related to the increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cost of Revenue and Gross Profit

	Years Ended December 31,		Change
	2024	2023	Amount	%
Cost of revenue	$565,990	$431,105	$134,885	31%
Gross profit	2,299,517	1,793,907	505,610	28%
Gross margin	80%	81%
Cost of revenue for the year ended December 31, 2024 increased by $134.9 million, or 31%, compared to 2023. The increase was primarily due to increases of $56.6 million in subcontractor expenses, $42.3 million in stock-based compensation expense and related expenses, and $37.4 million in third-party cloud hosting services.
Our gross margin for the year ended December 31, 2024 decreased from 81% for the same period in 2023 to 80% as a result of the growth of cost of revenue slightly outpacing revenue growth.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Operating Expenses

	Years Ended December 31,		Change
	2024	2023	Amount	%
Sales and marketing	$887,755	$744,992	$142,763	19%
Research and development	507,878	404,624	103,254	26%
General and administrative	593,481	524,325	69,156	13%
Total operating expenses	$1,989,114	$1,673,941	$315,173	19%
Sales and Marketing
Sales and marketing expenses increased by $142.8 million, or 19%, for the year ended December 31, 2024 compared to 2023. The increase was primarily due to increases of $111.4 million in stock-based compensation expense and related expenses, $13.9 million in third-party cloud hosting services, and $12.9 million in payroll and other payroll-related costs.

For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $103.3 million, or 26%, for the year ended December 31, 2024 compared to 2023. The increase was primarily due to increases of $87.4 million in stock-based compensation expense and related expenses and $17.5 million in third-party cloud hosting services.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses increased by $69.2 million, or 13%, for the year ended December 31, 2024 compared to 2023. The increase was primarily due to increases of $63.7 million in stock-based compensation expense and related expenses and $11.6 million in travel costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Stock-Based Compensation

	Years Ended December 31,		Change
	2024	2023	Amount	%
Cost of revenue	$69,065	$35,995	$33,070	92%
Sales and marketing	239,121	160,645	78,476	49%
Research and development	165,065	98,064	67,001	68%
General and administrative	218,387	181,199	37,188	21%
Total stock-based compensation expense	$691,638	$475,903	$215,735	45%
Stock-based compensation expenses increased by $215.7 million, or 45%, for the year ended December 31, 2024 compared to 2023. The increase was primarily driven by the acceleration of $115.8 million of expense for Market-Vesting SARs upon achieving the applicable market condition, as well as expense from new equity grants awarded since December 31, 2023, including grants for RSUs, P-RSUs, and SARs. These were partially offset by a reduction in expense from equity awards that became fully vested, forfeitures, and lower expense under the accelerated attribution method for RSUs granted prior to September 30, 2020, the date we completed the direct listing of our Class A common stock on the NYSE.
Interest Income

	Years Ended December 31,		Change
	2024	2023	Amount
Interest income	$196,792	$132,572	$64,220
Interest income increased by $64.2 million for the year ended December 31, 2024 compared to 2023 primarily due to an increase in our interest-bearing cash, cash equivalents, and investments in short-term U.S. Treasury securities.
Other Income (Expense), Net

	Years Ended December 31,		Change
	2024	2023	Amount
Other income (expense), net	$(18,022)	$(15,447)	$(2,575)
Other income (expense), net changed by $2.6 million for the year ended December 31, 2024 compared to 2023 primarily due to an increase in net realized and unrealized losses from our shares held in equity securities.

Provision for Income Taxes

	Years Ended December 31,		Change
	2024	2023	Amount
Provision for income taxes	$21,255	$19,716	$1,539
Provision for income taxes increased by $1.5 million for the year ended December 31, 2024 compared to 2023 primarily due to the increased foreign tax expense as the result of higher foreign taxable income and withholding taxes. For additional information see Note 11. Income Taxes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
We generated positive cash flow from operations for the year ended December 31, 2024. We had cash, cash equivalents, and short-term U.S. Treasury securities totaling $5.2 billion available as of December 31, 2024. We believe that cash flows generated from operations, available funds, and access to financing sources, including our undrawn credit facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. While we have generated income from operations and positive cash flows from operations in the year ended December 31, 2024, the amounts may fluctuate for the foreseeable future.
As of December 31, 2024, our accumulated deficit balance was $5.2 billion, and our principal sources of liquidity were cash, cash equivalents, and short-term U.S. Treasury securities totaling $5.2 billion.
As of December 31, 2024, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our credit facility. For more information, see Note 6. Debt in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
During the year ended December 31, 2024, the Company repurchased and subsequently retired 2.1 million shares of its Class A common stock for an aggregate amount, including commissions, of $64.2 million under our Share Repurchase Program. As of December 31, 2024, approximately $935.8 million of the originally authorized amount under our Share Repurchase Program remained available for future repurchases.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$1,153,865	$712,183	$223,737
Investing activities	(340,655)	(2,711,180)	(45,427)
Financing activities	463,364	218,839	85,996
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(6,745)	2,930	(3,885)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,269,829	$(1,777,228)	$260,421

Operating Activities
Net cash provided by operating activities was $1.2 billion and $712.2 million for the year ended December 31, 2024 and 2023, respectively. The increase was primarily driven by the growth of our business and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $340.7 million and $2.7 billion for the year ended December 31, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily due to increased proceeds from maturities of short-term U.S. Treasury securities compared to the prior year.
Financing Activities
Net cash provided by financing activities was $463.4 million and $218.8 million for the year ended December 31, 2024 and 2023, respectively, each of which primarily consisted of proceeds from the exercise of common stock options. During the year ended December 31, 2024, these were partially offset by taxes paid related to the net settlement of SARs and repurchases of Class A common stock.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Noncancelable purchase commitments(1)	$2,001,637	$125,242	$419,909	$549,986	$906,500
Operating lease commitments, net of sublease income amounts(2)	221,829	46,726	67,535	21,522	86,046
Total contractual obligations and commitments	$2,223,466	$171,968	$487,444	$571,508	$992,546
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
(2) The contractual commitment amounts under operating leases in the table above are primarily related to facility and equipment leases. Operating lease commitments are reflected net of $86.2 million of sublease income from tenants in certain of our leased facilities and $68.8 million of imputed interest. Refer to Note 7. Leases in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
Our deferred revenue and deferred revenue, noncurrent as of December 31, 2024 were $259.6 million and $39.9 million, respectively. Our customer deposits and customer deposits, noncurrent as of December 31, 2024 were $265.3 million and $1.7 million, respectively. Our deferred revenue and deferred revenue, noncurrent as of December 31, 2023 were $246.9 million and $28.0 million, respectively. Our customer deposits and customer deposits, noncurrent as of December 31, 2023 were $209.8 million and $1.5 million, respectively.

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
On-Premises Software
Sales of our software licenses, primarily term licenses, grant customers the right to use functional intellectual property, either on their internal hardware infrastructure or on their own cloud instance, over the contractual term and are also sold together with stand-ready O&M services. The O&M services include critical updates, support, and maintenance services required to operate our software and, as such, are necessary for our software to maintain its intended utility over the contractual term. Because of this requirement, we have concluded that the software licenses and O&M services, which together we refer to as our On-Premises Software, are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue is generally recognized over the contract term on a ratable basis.
Professional Services
Our professional services support the customers’ use of the software platforms and include, as needed, on-demand user support, user-interface configuration, training, and ongoing ontology and data modeling support. Professional services contracts typically include the provision of on-demand professional services for the duration of the contractual term, which may be coterminous or non-coterminous with a Palantir Cloud subscription or the On-Premises Software. Professional services are on-demand, whereby we perform services throughout the service period; therefore, the revenue is recognized over the related term.

Areas of Judgment and Estimation
Our contracts with customers can include multiple promises to transfer goods or services to the customer. Determining whether promises are distinct performance obligations that should be accounted for separately – or not distinct within the context of the contract and, thus, accounted for together – requires significant judgment. We concluded that the promise to provide a software license is highly interdependent and interrelated with the promise to provide O&M services and such promises are not distinct within the context of our contracts and are accounted for as a single performance obligation for our On-Premises Software.
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
Market Risk
As of December 31, 2024, we held publicly-traded equity securities valued at $20.8 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions, including ongoing volatility related to the Russia-Ukraine and Israel conflicts, and heightened interest rates.
As of December 31, 2024, we held privately-held equity securities valued at $64.9 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palantir Technologies Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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
February 18, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palantir Technologies Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palantir Technologies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 18, 2025

Palantir Technologies Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,098,524	$831,047
Marketable securities	3,131,463	2,843,132
Accounts receivable, net	575,048	364,784
Prepaid expenses and other current assets	129,254	99,655
Total current assets	5,934,289	4,138,618
Property and equipment, net	39,638	47,758
Operating lease right-of-use assets	200,740	182,863
Other assets	166,217	153,186
Total assets	$6,340,884	$4,522,425
Liabilities and Equity
Current liabilities:
Accounts payable	$103	$12,122
Accrued liabilities	427,046	222,991
Deferred revenue	259,624	246,901
Customer deposits	265,252	209,828
Operating lease liabilities	43,993	54,176
Total current liabilities	996,018	746,018
Deferred revenue, noncurrent	39,885	28,047
Customer deposits, noncurrent	1,663	1,477
Operating lease liabilities, noncurrent	195,226	175,216
Other noncurrent liabilities	13,685	10,702
Total liabilities	1,246,477	961,460
Commitments and Contingencies (Note 8)
Palantir's stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of December 31, 2024 and 2023; 2,242,389 and 2,096,982 shares issued and outstanding as of December 31, 2024 and 2023, respectively; 2,700,000 Class B shares authorized as of December 31, 2024 and 2023; 95,401 and 102,141 shares issued and outstanding as of December 31, 2024 and 2023, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of December 31, 2024 and 2023	2,339	2,200
Additional paid-in capital	10,193,970	9,122,173
Accumulated other comprehensive income (loss), net	(5,611)	801
Accumulated deficit	(5,187,423)	(5,649,613)
Total Palantir's stockholders’ equity	5,003,275	3,475,561
Noncontrolling interests	91,132	85,404
Total equity	5,094,407	3,560,965
Total liabilities and equity	$6,340,884	$4,522,425
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue	$2,865,507	$2,225,012	$1,905,871
Cost of revenue	565,990	431,105	408,549
Gross profit	2,299,517	1,793,907	1,497,322
Operating expenses:
Sales and marketing	887,755	744,992	702,511
Research and development	507,878	404,624	359,679
General and administrative	593,481	524,325	596,333
Total operating expenses	1,989,114	1,673,941	1,658,523
Income (loss) from operations	310,403	119,966	(161,201)
Interest income	196,792	132,572	20,309
Other income (expense), net	(18,022)	(15,447)	(220,135)
Income (loss) before provision for income taxes	489,173	237,091	(361,027)
Provision for income taxes	21,255	19,716	10,067
Net income (loss)	467,918	217,375	(371,094)
Less: Net income attributable to noncontrolling interests	5,728	7,550	2,611
Net income (loss) attributable to common stockholders	$462,190	$209,825	$(373,705)
Net earnings (loss) per share attributable to common stockholders, basic	$0.21	$0.10	$(0.18)
Net earnings (loss) per share attributable to common stockholders, diluted	$0.19	$0.09	$(0.18)
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, basic	2,250,163	2,147,446	2,063,793
Weighted-average shares of common stock outstanding used in computing net earnings (loss) per share attributable to common stockholders, diluted	2,450,818	2,297,927	2,063,793
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$467,918	$217,375	$(371,094)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,386)	2,699	(2,984)
Net unrealized gain (loss) on available-for-sale securities	(3,026)	3,435	—
Comprehensive income (loss)	461,506	223,509	(374,078)
Less: Comprehensive income attributable to noncontrolling interests	5,728	7,550	2,611
Comprehensive income (loss) attributable to common stockholders	$455,778	$215,959	$(376,689)
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	2,027,474	$2,027	$7,777,085	$(2,349)	$(5,485,733)	$2,291,030	$—	$2,291,030
Issuance of common stock from the exercise of stock options	19,660	20	86,068	—	—	86,088	—	86,088
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	51,941	52	(52)	—	—	—	—	—
Stock-based compensation	—	—	564,897	—	—	564,897	—	564,897
Other comprehensive loss	—	—	—	(2,984)	—	(2,984)	—	(2,984)
Noncontrolling interests	—	—	—	—	—	—	74,500	74,500
Net income (loss)	—	—	—	—	(373,705)	(373,705)	2,611	(371,094)
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	46,079	46	218,192	—	—	218,238	—	218,238
Issuance of common stock upon vesting of RSUs	54,974	55	(55)	—	—	—	—	—
Stock-based compensation	—	—	476,038	—	—	476,038	—	476,038
Other comprehensive income	—	—	—	6,134	—	6,134	—	6,134
Other, net	—	—	—	—	—	—	743	743
Net income	—	—	—	—	209,825	209,825	7,550	217,375
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965
Issuance of common stock from the exercise of stock options	99,297	100	745,296	—	—	745,396	—	745,396
Issuance of common stock from the exercise of stock appreciation rights (“SARs”), net of shares withheld for employee taxes	5,943	6	(302,493)	—	—	(302,487)	—	(302,487)
Issuance of common stock upon release of RSUs and performance-based RSUs (“P-RSUs”)	35,550	35	(35)	—	—	—	—	—
Repurchases of common stock	(2,123)	(2)	(64,194)	—	—	(64,196)	—	(64,196)
Stock-based compensation	—	—	693,223	—	—	693,223	—	693,223
Other comprehensive loss	—	—	—	(6,412)	—	(6,412)	—	(6,412)
Net income	—	—	—	—	462,190	462,190	5,728	467,918
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$467,918	$217,375	$(371,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,587	33,354	22,522
Stock-based compensation	691,638	475,903	564,798
Noncash operating lease expense	41,239	47,019	40,309
Unrealized and realized (gain) loss from marketable securities, net	19,306	13,160	272,108
Noncash consideration	(52,521)	(46,609)	(15,537)
Other operating activities	24,795	(34,255)	(28,152)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(211,157)	(106,159)	(72,819)
Prepaid expenses and other current assets	7,202	(6,197)	(24,811)
Other assets	4,681	3,242	6,033
Accounts payable	(18,841)	(31,832)	(29,859)
Accrued liabilities	115,634	52,895	5,527
Deferred revenue, current and noncurrent	22,356	79,512	(61,154)
Customer deposits, current and noncurrent	54,440	64,347	(49,471)
Operating lease liabilities, current and noncurrent	(48,966)	(49,630)	(34,590)
Other noncurrent liabilities	4,554	58	(73)
Net cash provided by operating activities	1,153,865	712,183	223,737
Investing activities
Purchases of property and equipment	(12,634)	(15,114)	(40,027)
Purchases of marketable securities	(5,395,913)	(5,636,406)	(124,500)
Proceeds from sales and redemption of marketable securities	5,073,507	2,889,268	52,319
Other investing activities	(5,615)	51,072	66,781
Net cash used in investing activities	(340,655)	(2,711,180)	(45,427)
Financing activities
Proceeds from the exercise of common stock options	745,396	218,238	86,089
Repurchases of common stock	(64,196)	—	—
Taxes paid related to net share settlement of equity awards	(218,280)	—	—
Other financing activities	444	601	(93)
Net cash provided by financing activities	463,364	218,839	85,996
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(6,745)	2,930	(3,885)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,269,829	(1,777,228)	260,421
Cash, cash equivalents, and restricted cash - beginning of period	850,107	2,627,335	2,366,914
Cash, cash equivalents, and restricted cash - end of period	$2,119,936	$850,107	$2,627,335

Supplemental disclosures of cash flow information
Cash paid for income taxes	$16,179	$13,515	$2,904
Noncash investing and financing activities
Accrued taxes related to net share settlement of equity awards	$84,207	$—	$—

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
Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the identification of performance obligations in customer contracts, the valuation of deferred tax assets and uncertain tax positions, the valuation and recognition of stock-based compensation awards, and the collectability of contract consideration, including accounts receivable. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.
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
•Government: This segment primarily serves customers that are U.S government and non-U.S. government agencies.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of amounts invested in money market funds and U.S. Treasury securities with original maturities of three months or less.
Restricted cash primarily consists of cash and certificates of deposit that are held as collateral against letters of credit and guarantees that the Company is required to maintain for operating lease agreements, certain customer contracts, and other guarantees and financing arrangements.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$2,098,524	$831,047	$2,598,540
Restricted cash included in prepaid expenses and other current assets	7,704	370	16,244
Restricted cash included in other assets	13,708	18,690	12,551
Total cash, cash equivalents, and restricted cash	$2,119,936	$850,107	$2,627,335
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment, the allowance for credit losses was immaterial and $10.5 million as of December 31, 2024 and 2023, respectively.
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
The majority of the Company’s available-for-sale securities are recorded at fair value each reporting period using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy. The Company evaluates investments with unrealized loss positions by assessing if they are related to deterioration in credit risk and whether it expects to recover the entire amortized cost basis of the security, the Company’s intent to sell, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized in other income (expense), net in the consolidated statements of operations. Unrealized gains and non-credit related losses are reported as a separate component of accumulated other comprehensive income (loss), net in the consolidated balance sheets until realized. Realized gains and losses and declines in value are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented in the consolidated balance sheets. The Company’s accounts receivable balances as of December 31, 2024 and 2023 were $575.0 million and $364.8 million, respectively. Customer I represented 26% and 15% of total accounts receivable as of December 31, 2024 and 2023, respectively, and no other customer represented more than 10% of total accounts receivable as of December 31, 2024 or 2023.
For the years ended December 31, 2024, 2023, and 2022, no customer represented 10% or more of total revenue.

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
Intangible Assets
Intangible assets include finite-lived intangible assets, which mainly consist of customer relationships, reacquired rights, and backlog. These assets are amortized over their estimated useful lives and are tested for impairment using a similar methodology to our property and equipment, as described below. Intangible assets are recorded in other assets in the consolidated balance sheets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the asset is expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairments of long-lived assets during the years ended December 31, 2024, 2023, and 2022 were not material.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
term. Because of this requirement, the Company has concluded that the software licenses and O&M services, which together the Company refers to as On-Premises Software, are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue is generally recognized over the contract term on a ratable basis.
Professional Services
The Company’s professional services support the customers’ use of the software platforms and include, as needed, on-demand user support, user-interface configuration, training, and ongoing ontology and data modeling support. Professional services contracts typically include the provision of on-demand professional services for the duration of the contractual term, which may be coterminous or non-coterminous with a Palantir Cloud subscription or the On-Premises Software. Professional services are on-demand, whereby the Company performs services throughout the service period; therefore, the revenue is recognized over the related term.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Sales and Marketing Costs
Sales and marketing costs primarily include salaries, stock-based compensation expense, variable compensation, including commissions, and benefits for the sales force and personnel involved in sales functions, executing on pilots, including bootcamps, and customer growth activities, as well as third-party cloud hosting services for pilots, marketing and sales event-related costs, travel costs, and allocated overhead. The Company generally charges all such costs to sales and marketing expense in the period incurred. Advertising costs are expensed as incurred and included in sales and marketing expense within the consolidated statements of operations. Advertising expense totaled $18.2 million, $21.4 million, and $38.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Share Repurchase Program
Share repurchases are recorded on the trade date and the repurchase price is inclusive of any related fees and commissions. Shares of Class A common stock repurchased by the Company are immediately retired and upon retirement, the par value of the Class A common stock repurchased is deducted from common stock with the excess of repurchase price recorded to additional paid-in capital on the Company’s consolidated balance sheets.
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
Service-Based Awards
The Company grants awards, including RSUs, stock option awards, and SARs, which vest based upon the satisfaction of a service condition. For such awards, the Company records stock-based compensation expense on a straight-line basis over the requisite service periods. The Company determines the grant-date fair value of the RSUs based on the fair value of the Company’s common stock on the grant date. For stock option awards and SARs that vest over an explicit service period and are exercisable at expiration, during a limited window (“Time-Vesting SARs”), the Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the grant-date fair value of the awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the award, the expected volatility rate, risk-free interest rate, and the expected dividend yield of the common stock.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Market-Based Awards
The Company grants awards, including SARs, that vest upon the satisfaction of market-based vesting conditions. For SARs that vest upon the satisfaction of a market-based vesting condition without an explicit service-based condition (“Market-Vesting SARs”), the Company estimates the grant-date fair value of the awards and the corresponding derived service period using a Monte Carlo simulation model, which requires the use of various assumptions including the contractual term, expected volatility rate, risk-free interest rate, suboptimal exercise factor, annual post-vest termination rate, and cost of equity as of the grant date. Stock-based compensation expense for these awards is recognized over the derived service period. If the market condition is achieved earlier than the grant date derived service period, the remaining stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met. Once the derived service period is complete, previously recognized stock-based compensation expense related to Market-Vesting SARs will not be reversed even if the specified market condition is not achieved.
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
The Company evaluates the realizability of its deferred tax assets on a regular basis and recognizes a valuation allowance when it is more likely than not that a future benefit on such deferred tax assets will not be realized. During such evaluation, the Company weighs all available positive and negative evidence, including temporary and permanent differences by jurisdiction, especially those related to excess tax benefits from stock-based compensation, scheduled reversals of deferred tax liabilities, its earning history and results of operations, and tax planning strategies. Additionally, the Company evaluates its projected future results of business operations, considering any uncertainty in future operating results relative to historical results, volatility in the market price and performance of the Company’s Class A common stock over time, variable macroeconomic conditions impacting the Company’s ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. If certain factors change and the Company determines that the deferred tax assets are realizable at a more-likely-than not level, it will adjust the valuation allowance in the period the determination is made. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations. Management’s judgment is required in determining the Company’s valuation allowance recorded against its net deferred tax assets.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Noncontrolling Interests
A noncontrolling interest represents the proportionate equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separate from the Company’s controlling interest. Revenues, expenses, gains, losses, net income (loss), and other comprehensive income (loss) are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both controlling and noncontrolling interests.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the guidance during the year ended December 31, 2024, and applied it retrospectively to the periods presented. See Note 13. Segment and Geographic Information for more information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impacts of the new standard on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires the disclosure of additional information about specific expense categories in the notes to the consolidated financial statements on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company currently evaluating the impacts of the new standard on its consolidated financial statements.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of December 31, 2024 and 2023, the Company’s contract liabilities were $566.4 million and $486.3 million, respectively. Revenue of $457.6 million and $329.4 million was recognized during the years ended December 31, 2024 and 2023, respectively, that was included in the contract liabilities as of December 31, 2023 and 2022, respectively.
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
The Company’s remaining performance obligations were $1.7 billion as of December 31, 2024, of which the Company expects to recognize approximately 48% as revenue over the next 12 months, 40% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 13. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,823,046	$1,823,046	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,826	—	4,826	—
Marketable securities:
U.S. Treasury securities	3,110,687	—	3,110,687	—
Publicly-traded equity securities	20,776	20,776	—	—
Total	$4,959,335	$1,843,822	$3,115,513	$—

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$576,565	$576,565	$—	$—
U.S Treasury securities	10,079	—	10,079	—
Certificates of deposit	938	—	938	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,777	—	4,777	—
Marketable securities:
U.S. Treasury securities	2,824,861	—	2,824,861	—
Publicly-traded equity securities	18,271	18,271	—	—
Total	$3,435,491	$594,836	$2,840,655	$—
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
Debt Securities
As of December 31, 2024, available-for-sale debt securities, all of which are included in marketable securities on the consolidated balance sheet, consisted of the following (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,110,278	$1,022	$(613)	$3,110,687
Total debt securities	$3,110,278	$1,022	$(613)	$3,110,687
As of December 31, 2023, available-for-sale debt securities consisted of the following (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$2,831,505	$4,520	$(1,085)	$2,834,940
Total debt securities	$2,831,505	$4,520	$(1,085)	$2,834,940
Included in cash and cash equivalents	$10,078	$1	$—	$10,079
Included in marketable securities	$2,821,427	$4,519	$(1,085)	$2,824,861
The Company did not sell any available-for-sale debt securities during the fiscal years ended December 31, 2024 or 2022. The Company sold $694.6 million of available-for-sale debt securities during the fiscal year ended December 31, 2023 and immediately reinvested such proceeds into additional debt securities. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to available-for sale debt securities were recorded as of December 31, 2024 or 2023. As of December 31, 2024 and 2023, available-for-sale debt securities of $716.3 million and $236.0 million, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of December 31, 2024 or 2023 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not attributed to credit-related factors and it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis. No credit-related

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
impairment losses were recorded as of December 31, 2024 or 2023. All of the Company’s U.S. Treasury securities had contractual maturities due within one year as of December 31, 2024 and 2023.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the consolidated statements of operations. For the year ended December 31, 2024, net unrealized gains from publicly-traded equity securities held at the end of the period were immaterial. For the years ended December 31, 2023, and 2022 net unrealized losses from publicly-traded equity securities held at the end of each period were $4.5 million, and $197.3 million, respectively.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of December 31, 2024 and December 31, 2023, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $64.9 million and $32.6 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. The Company did not record any material adjustments or impairments for the privately-held equity securities held as of December 31, 2024 and December 31, 2023.
Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $58.7 million, $41.7 million, and $6.8 million during the years ended December 31, 2024, 2023, and 2022, respectively.
Strategic Commercial Contracts
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). No Investments were purchased under such Investment Agreements during the fiscal years ended December 31, 2024 or 2023.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assessed the concurrent agreements under the noncash consideration and consideration payable to a customer guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. During the years ended December 31, 2024, 2023, and 2022, revenue recognized from Strategic Commercial Contracts was $52.3 million, $87.3 million, and $118.4 million, respectively.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Leasehold improvements	$85,284	$83,139
Computer equipment, software, and other	55,815	50,844
Furniture and fixtures	13,906	13,834
Construction in progress	7,632	2,099
Total property and equipment, gross	162,637	149,916
Less: accumulated depreciation and amortization	(122,999)	(102,158)
Total property and equipment, net	$39,638	$47,758
Depreciation and amortization expense related to property and equipment, net was $23.7 million, $23.7 million, and $19.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued payroll and related expenses	$306,939	$83,094
Accrued taxes	42,243	47,257
Accrued other liabilities	77,864	92,640
Total accrued liabilities	$427,046	$222,991
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of December 31, 2024, the Company had no outstanding debt balances and had undrawn revolving commitments of $500.0 million available to fund working capital and general corporate expenditures under the 2014 Credit Facility, which has a maturity date of March 31, 2027.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of December 31, 2024.
7. Leases
The Company has operating leases primarily for corporate office space and equipment. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. The Company's leases have remaining terms up to October 2034, some of which include one or more options to extend. Additionally, some lease contracts include termination options.
Supplemental balance sheet information related to lease liabilities at December 31, 2024 and 2023 was as follows (in thousands):

		As of December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2024	2023
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$200,740	$182,863
Total right-of-use assets		$200,740	$182,863
Lease liabilities:
Operating leases	Operating lease liabilities	$43,993	$54,176
	Operating lease liabilities, noncurrent	195,226	175,216
Total lease liabilities		$239,219	$229,392

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The components of lease expense included in the Company's consolidated statements of operations include (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease expense	$57,655	$61,972
Short-term lease expense	3,445	4,949
Variable lease expense	5,585	4,772
Sublease income	(17,205)	(18,905)
Total lease expense, net	$49,480	$52,788
Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represent temporary employee housing.
Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

	As of December 31, 2024
	Operating Lease Commitments	Less: Sublease Income	Net Lease Commitments
Year ended December 31,
2025	$61,509	$14,783	$46,726
2026	54,035	13,786	40,249
2027	41,709	14,423	27,286
2028	25,449	12,470	12,979
2029	18,796	10,254	8,542
Thereafter	106,554	20,507	86,047
Total undiscounted liabilities	308,052	86,223	221,829
Less: Imputed interest	(68,833)	—	(68,833)
Total operating lease liabilities	$239,219	$86,223	$152,996
The weighted-average remaining lease term related to the Company’s operating lease liabilities as of December 31, 2024 and 2023 was seven years and six years, respectively. The weighted-average discount rate related to the Company’s operating lease liabilities as of December 31, 2024 and 2023 was 7% and 6%, respectively.
The following table sets forth the supplemental information related to the Company's operating leases for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$65,402	$63,374
Lease liabilities arising from obtaining right-of-use assets	$58,320	$28,112
As of December 31, 2024, the Company has no additional operating leases for office space that have not yet commenced.
8. Commitments and Contingencies
Purchase Commitments
The Company has commitments with various third parties to purchase primarily cloud hosting services. In September 2023, the Company amended one of its third-party cloud hosting services agreements. Under this amendment, the Company has committed to spend at least $1.95 billion over ten contract years through September 30, 2033, as well as certain additional minimum usage commitments, among other things. As of December 31, 2024, the Company satisfied $55.7 million of its $160.2 million commitment for the contract year beginning October 1, 2024 and ending September 30, 2025.

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
On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20(A) of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02834-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On March 31, 2024, the Court dismissed the Cupat matter without prejudice. On May 24, 2024, plaintiffs filed a second amended complaint. On November 21, 2022, a stockholder derivative action was filed in the United States District Court for the District of Colorado, captioned Li v. Karp, et al., Case No. 22-cv-3028 and on January 27, 2023, a stockholder derivative action was filed in the United States District Court for the District of Delaware captioned Miao v. Karp, et al., Case No. 1:23-cv-00103-MN, each against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seek unspecified damages and injunctive remedies under Section 14(a) of the Exchange Act and Delaware law. On August 22, 2023, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware captioned Central Laborers’ Pension Fund v. Karp, et al., Case No. 2023-0864 against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seeks unspecified damages and injunctive relief under Delaware law. Because the litigation is in early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
As of December 31, 2024, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of December 31, 2024 and 2023.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of December 31, 2024 and 2023.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
9. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of December 31, 2024.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of December 31, 2024.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,242,389	20,000,000	2,096,982
Class B Common Stock	2,700,000	95,401	2,700,000	102,141
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,338,795	22,701,005	2,200,128
Share Repurchase Program
In August 2023, the Company’s Board of Directors authorized a stock repurchase program of up to $1.0 billion of the Company’s outstanding shares of Class A common stock (the “Share Repurchase Program”). The Company may repurchase shares of its Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases under the Share Repurchase Program have been, and in the future will be, determined by the Company’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.
During the year ended December 31, 2024, the Company repurchased and subsequently retired 2.1 million shares of its Class A common stock for an aggregate amount, including commissions, of $64.2 million under the Share Repurchase Program. As of December 31, 2024, approximately $935.8 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
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
2020 Equity Incentive Plan
In September 2020, prior to the Direct Listing, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock, RSUs, SARs, and performance awards to the Company’s employees, directors, and consultants. A total of 150,000,000 shares of the Company’s Class A common stock were initially reserved for issuance pursuant to the 2020 Plan. In addition, the number of shares of Class A common stock reserved for issuance under the 2020 Plan includes certain shares of common stock subject to awards under the 2010 Equity Incentive Plan (“2010 Plan”) and Executive Equity Plan in the case of certain occurrences, such as expirations, terminations, exercise and tax-related withholding, or failures to vest. Shares of Class B common stock added to the 2020 Plan from the 2010 Plan or Executive Equity Plan are reserved for issuance under the Company’s 2020 Plan as Class A common stock. The number of shares of Class A common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of:
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
Stock Options and SARs
The following table summarizes stock option and SAR activity for the year ended December 31, 2024 (in thousands, except per share amounts and years):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	278,470	$8.62	7.6	$2,381,172	—	$—	0.0	$—
Granted	—	—			51,620	50.73
Exercised	(99,297)	7.51			(41,023)	50.00
Canceled and forfeited	(1,064)	5.78			(4,160)	50.19
Balance as of December 31, 2024	178,109	$9.26	6.9	$11,821,740	6,437	$55.75	6.7	$127,976
Vested and exercisable as of December 31, 2024	80,155	$6.66	6.0	$5,528,204	—	$—	0.0	$—
The aggregate intrinsic value of options and SARs outstanding, as well as those which are vested and exercisable, is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of the respective periods presented, accounting for the maximum appreciation of an award, as applicable. The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $3.8 billion, $476.8 million, and $112.3 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock on the exercise date. The aggregate intrinsic value of SARs exercised during the year ended December 31, 2024 was $707.9 million. SARs exercised during the years ended December 31, 2023 and 2022 were not material.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
There were no options granted during the years ended December 31, 2024, 2023, and 2022. The total grant-date fair value of options that vested during the years ended December 31, 2024, 2023, and 2022 was $107.7 million, $131.0 million, and $170.8 million, respectively. The weighted-average grant-date fair value of SARs granted during the year ended December 31, 2024 was $4.08 per share. The total grant-date fair value of SARs that vested during the year ended December 31, 2024 was $138.8 million. No SARs were vested in the years ended December 31, 2023 or 2022.
As of December 31, 2024, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $500.4 million and $54.8 million, respectively, which is expected to be recognized over a weighted-average service period of six and seven years, respectively.
Market-Vesting SARs
During the year ended December 31, 2024, the Company granted Market-Vesting SARs that vest upon the satisfaction of a market-based vesting condition and are subject to continued service. During the three months ended December 31, 2024, the market-based vesting condition was satisfied and all Market-Vesting SARs were vested when the price per share of the Company’s Class A common stock exceeded $50 within an open trading window (measured based on the closing price on the immediately prior trading day) (an “Above Price Day”). The Company immediately accelerated $115.8 million of stock-based compensation expense as the SARs vested prior to their grant date derived service period. Following the satisfaction of such condition, Market-Vesting SARs could only be exercised on an Above Price Day, up to the maximum appreciation of $20 per Market-Vesting SAR. During the three months ended December 31, 2024, all outstanding Market-Vesting SARs were exercised. The related employee withholding taxes were funded by net share settlement, where shares withheld by the Company are reflected as a reduction to additional paid in capital. When the related employee withholding taxes are remitted, they are presented as cash outflows for financing activities.
The Company determined the grant-date fair value of Market-Vesting SARs using a Monte Carlo simulation model which incorporates various assumptions including the contractual term, expected stock price volatility, risk-free interest rate, suboptimal exercise factor, annual post-vest termination rate, and cost of capital as of the grant date.
For the Market-Vesting SARs granted during the year ended December 31, 2024, the assumptions used in the Monte Carlo simulation model included the following:

Year Ended December 31, 2024
Expected volatility rate	55.2% - 58.9%
Risk-free interest rate	4.1% - 4.7%
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
Time-Vesting SARs
During the year ended December 31, 2024, the Company granted Time-Vesting SARs which vest over explicit service periods of up to nine years. Additionally, such Time-Vesting SARs become exercisable at expiration, during a limited window (“Exercise Window”), if the Company’s stock price reaches a certain threshold. Time-Vesting SARs have exercise prices of between $39–$70 and maximum appreciation values of between $60–$180.
The Company determined the grant-date fair value of Time-Vesting SARs using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)

Year Ended December 31, 2024
Expected volatility rate	54.9% - 59.2%
Expected term (in years)	3.7 - 9.2
Risk-free interest rate	3.4% - 3.9%
Expected dividend yield	—%
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
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the year ended December 31, 2024 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	82,262	$10.71	1,976	$15.39
Granted	19,098	30.90	4,336	24.02
Vested	(31,989)	13.65	(3,654)	20.52
Canceled and forfeited	(4,135)	15.31	(512)	11.29
Adjustment for performance results achieved(1)	—	$—	(1,569)	$18.90
Unvested and outstanding as of December 31, 2024	65,236	$14.89	577	$41.93
—————
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.
During the fiscal year ended December 31, 2024, the Company granted RSUs that have only a service-based vesting condition, as well as P-RSUs that have both service-based and performance-based vesting conditions. The service-based vesting condition for each is generally satisfied upon continued service through a specified date. Vesting periods for the RSUs and P-RSUs are generally up to four years and three months, respectively. The performance-based vesting condition is satisfied upon the achievement of certain Company performance goals set by the Compensation Committee of the Board of Directors. The ultimate number of P-RSUs earned and eligible to vest ranges between 0% to 100% of the target number of P-RSUs granted depending on the level of achievement of such Company performance goals.
The total grant-date fair value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $436.6 million, $526.1 million, and $453.2 million, respectively. The total grant-date fair value of P-RSUs vested during the year ended December 31, 2024 was $75.0 million. No P-RSUs were vested in the years ended December 31, 2023 or 2022. As of December 31, 2024, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $711.4 million, which is expected to be recognized over a weighted-average service period of three years. As of December 31, 2024, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenue	$69,065	$35,995	$44,061
Sales and marketing	239,121	160,645	196,301
Research and development	165,065	98,064	93,871
General and administrative	218,387	181,199	230,565
Total stock-based compensation expense	$691,638	$475,903	$564,798
The Company did not recognize any tax benefits related to stock-based compensation expense during the years ended December 31, 2024, 2023, or 2022.
11. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$426,944	$174,637	$(402,834)
Foreign	62,229	62,454	41,807
Income (loss) before provision for income taxes	$489,173	$237,091	$(361,027)
Provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	1,556	2,333	765
Foreign	20,265	22,189	9,476
Total current provision	21,821	24,522	10,241
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(566)	(4,806)	(174)
Total deferred provision	(566)	(4,806)	(174)
Total provision for income taxes	$21,255	$19,716	$10,067

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Expected tax (benefit) at U.S. federal statutory rate	$102,726	$49,789	$(75,592)
State income taxes - net of federal benefit	1,365	2,309	766
Foreign tax rate differential	(15,767)	859	832
Research and development tax credits	(103,858)	(45,667)	(34,546)
Stock-based compensation	(513,841)	(79,128)	1,374
Non-deductible officers’ compensation	33,404	34,479	40,629
Change in valuation allowance	507,149	35,070	49,833
Base Erosion Anti-Abuse Tax and related elections	—	14,700	25,200
Taxes withheld at source	5,599	4,378	—
Non-deductible expenses	5,545	3,610	—
Other	(1,067)	(683)	1,571
Total provision for income taxes	$21,255	$19,716	$10,067
For the year ended December 31, 2024, the Company recorded a provision for income taxes of $21.3 million compared to $19.7 million for the year ended December 31, 2023, primarily due to the increased foreign tax expense as the result of higher foreign taxable income and withholding taxes.
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
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Net operating loss carryforwards	$1,583,076	$1,317,684
Capitalized research and experimental expenses	504,156	214,848
Reserves and accruals	87,111	99,105
Tax credit carryforwards	394,579	277,060
Stock-based compensation	76,604	139,419
Lease liabilities	60,103	53,902
Depreciation and amortization	15,839	14,413
Capitalized facilitative expenses	38,436	28,906
Gross deferred tax assets	2,759,904	2,145,337
Acquisition related intangibles	(6,827)	(8,428)
Right-of-use assets	(50,208)	(42,721)
Total net deferred tax assets before valuation allowance	2,702,869	2,094,188
Valuation allowance	(2,710,393)	(2,102,251)
Net deferred tax assets (liabilities)	$(7,524)	$(8,063)
The Company reviews the recognition of deferred tax assets on a regular basis to determine if realization of such assets is more likely than not. Due to the weight of objectively verifiable negative evidence, including the Company’s history of U.S. and certain foreign net operating tax losses, primarily in the U.K., the Company has continued to maintain a full valuation

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
allowance against potential future benefits for U.S, federal, state, and certain foreign deferred tax assets as of December 31, 2024.
The Company will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the future benefit on such deferred tax assets will be realized. Although the Company has achieved positive cumulative income before provision for income taxes in the U.S. over the past three years, when adjusting for permanent differences, primarily related to excess tax benefits from stock-based compensation, the outcome resulted in a cumulative tax loss position for that period. The future timing and amount of such valuation allowance being released is uncertain based on the Company’s future assessment of all available evidence, including its recent earnings and anticipated future earnings, expected temporary and permanent differences, especially those related to excess tax benefits from stock-based compensation, scheduled reversals of deferred tax liabilities, and tax planning strategies. As such, there is a reasonable possibility that the Company may have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets. The release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a material decrease to income tax expense for the period the release is recorded.
The valuation allowance totaled $2.7 billion and $2.1 billion for the years ended December 31, 2024 and 2023, respectively. The valuation allowance on our net deferred tax assets increased by $608.1 million and $50.6 million during the years ended December 31, 2024 and 2023, respectively. Such increase was primarily a result of an increase in excess tax benefits from permanent differences related to excess tax benefits from stock-based compensation, partially offset by an increase in income before provision for income taxes in the U.S.
Provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. All U.S. and foreign based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively. As a result of this enactment, the Company began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 for foreign research rather than expensing these costs as incurred during fiscal year ended December 31, 2022. The Company has recorded a deferred tax asset of $504.2 million as of December 31, 2024 compared to $214.8 million as of December 31, 2023 related to the capitalization requirement.
As of December 31, 2024, the Company had U.S. federal and state net operating losses of approximately $5.5 billion and $3.2 billion, respectively. As of December 31, 2023, the Company had U.S. federal and state net operating losses of approximately $5.0 billion and $2.5 billion, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2035 through 2037 if not utilized, with the exception of $4.8 billion which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2025 through 2044 if not utilized.
Additionally, as of December 31, 2024, the Company had federal and California research and development credits of approximately $426.3 million and $122.6 million, respectively. As of December 31, 2023, the Company had federal and California research and development credits of approximately $290.1 million and $99.5 million, respectively. The federal research and development credits will begin to expire in the years 2027 through 2044 if not utilized and the California research and development credits have no expiration date. Utilization of the net operating losses and research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and research and development credit carryforwards before utilization.
As of December 31, 2024, the Company had U.S. federal capital loss carryforwards of $351.5 million. As of December 31, 2023, the Company had U.S. federal capital loss carryforwards of $324.0 million. The capital loss carryforwards will expire beginning in 2027 if not utilized.
As of December 31, 2024, the Company had foreign net operating losses, primarily in the U.K., of approximately $946.2 million. As of December 31, 2023, the Company had foreign net operating losses, primarily in the U.K., of approximately $464.7 million. These net operating losses can be carried forward indefinitely.
As of December 31, 2024, the Company had an immaterial amount of earnings from its wholly-owned foreign subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings and, accordingly, the Company does not provide for U.S. income taxes and foreign withholding tax on these earnings.
On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial income and a 1% excise tax on the value of net share repurchases. The Inflation Reduction Act became effective beginning in fiscal year 2023. Based on the Company’s current analysis of the provisions, the law has not had a material impact on the Company’s consolidated financial statements.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The Company has considered the impact of the new Organization for Economic Co-operation and Development (“OECD”) global minimum tax provision (“Pillar 2”) rules and has determined that the Pillar 2 rules were applicable to the Company starting January 1, 2024. Based on the Company’s current analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company’s consolidated financial statements.
Uncertain Tax Positions
A reconciliation of the gross unrecognized tax benefits consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrecognized tax benefit beginning of year	$112,016	$81,904	$65,070
Increases in current year tax positions	39,494	14,346	5,733
Increases in prior year tax positions	2,926	15,766	11,497
Decreases in prior year tax positions	—	—	(36)
Decreases in prior year tax positions due to settlements	(3,253)	—	(360)
Decreases in prior year tax positions due to lapse of statute of limitations	—	—	—
Unrecognized tax benefit end of year	$151,183	$112,016	$81,904
As of December 31, 2024, 2023, and 2022, the Company recorded gross unrecognized tax benefits of $151.2 million, $112.0 million, and $81.9 million, respectively, that, if recognized, would not benefit the Company’s effective tax rate due to the valuation allowance that currently offsets deferred tax assets.
As of December 31, 2024, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.
It is the Company’s policy to recognize interest and penalties related to income tax matters in provision for income taxes on the consolidated statements of operations. The Company has recorded immaterial interest and penalties related to uncertain tax positions as of December 31, 2024, 2023, and 2022.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The material jurisdictions where the Company is subject to potential examination by tax authorities are the U.S. (federal and state) for tax years 2004 through 2024 and the U.K. for tax years 2017 through 2024.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
12. Net Earnings (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	As of December 31,
	2024	2023	2022
Numerator
Net income (loss) attributable to common stockholders for diluted net earnings (loss) per share	$462,190	$209,825	$(373,705)
Denominator
Weighted-average shares used in computing net earnings (loss) per share:
Basic	2,250,163	2,147,446	2,063,793
Effect of dilutive shares	200,655	150,481	—
Diluted	2,450,818	2,297,927	2,063,793
Net earnings (loss) per share
Net earnings (loss) per share attributable to common stockholders:
Basic	$0.21	$0.10	$(0.18)
Diluted	$0.19	$0.09	$(0.18)
Diluted net earnings (loss) per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	As of December 31,
	2024	2023	2022
Options and SARs issued and outstanding	—	162,000	326,913
RSUs and P-RSUs outstanding	—	13,245	126,426
Warrants to purchase common stock	—	—	13,042
Total	—	175,245	466,381
As of December 31, 2024, the Company had 6.4 million Time-Vesting SARs outstanding, of which, the maximum number of potentially dilutive Class A common shares upon vesting would be the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Financial information for each reportable segment was as follows (in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Contribution:
Government revenue	$1,569,605		$1,222,215		$1,071,776
Expenses attributable to government segment	(621,165)		(497,245)		(451,099)
Government contribution	948,440	60%	724,970	59%	620,677	58%
Commercial revenue	1,295,902		1,002,797		834,095
Expenses attributable to commercial segment	(524,394)		(482,212)		(419,599)
Commercial contribution	771,508	60%	520,585	52%	414,496	50%
Total contribution	$1,719,948	60%	$1,245,555	56%	$1,035,173	54%
The reconciliation of contribution to income (loss) from operations is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Income (loss) from operations	$310,403	$119,966	$(161,201)
Research and development expenses (1)	342,813	306,560	265,808
General and administrative expenses (1)	375,094	343,126	365,768
Total stock-based compensation expense	691,638	475,903	564,798
Total contribution	$1,719,948	$1,245,555	$1,035,173
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Years Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Revenue:
United States	$1,900,247	66%	$1,378,247	62%	$1,161,416	61%
United Kingdom	304,575	11%	235,257	11%	220,942	12%
Rest of world (1)	660,685	23%	611,508	27%	523,513	27%
Total revenue	$2,865,507	100%	$2,225,012	100%	$1,905,871	100%
—————
(1) No other country represented 10% or more of total revenue for the years ended December 31, 2024, 2023, or 2022.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Property and equipment, net is attributed to the Company’s office locations as follows (in thousands, except percentages):

	As of December 31,
	2024		2023
	Amount	%	Amount	%
Property and equipment, net:
United States	$22,968	58%	$28,825	60%
Japan	9,183	23%	11,440	24%
United Kingdom	5,634	14%	5,851	12%
Rest of world	1,853	5%	1,642	4%
Total property and equipment, net	$39,638	100%	$47,758	100%
14. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands):

	Weighted average useful life	As of December 31, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.8	$10,400	$(4,507)	$5,893	$10,400	$(2,427)	$7,973
Reacquired rights	4.8	17,618	(5,453)	12,165	17,618	(2,936)	14,682
Backlog	0.0	6,700	(6,700)	—	6,700	(3,908)	2,792
Other	0.0	4,225	(4,225)	—	4,225	(3,770)	455
Total intangible assets		$38,943	$(20,885)	$18,058	$38,943	$(13,041)	$25,902
Amortization expense of intangible assets was $7.8 million and $9.6 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,	Amount
2025	$4,597
2026	4,597
2027	4,250
2028	2,517
2029	2,097
Thereafter	—
Total	$18,058

15. Related Party Transactions
Alexander Karp, the Company’s Chief Executive Officer, flies on non-commercial aircraft for business and personal travel. In the fiscal year 2024, Mr. Karp began to use an aircraft beneficially owned by him (the “Executive Aircraft”) for such travel. During the year ended December 31, 2024, the Company incurred expenses related to the use of the Executive Aircraft of $7.7 million.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On November 22, 2024, Alexander Moore, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 240,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until February 27, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On November 22, 2024, Alexander Karp, our Chief Executive Officer and a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on December 12, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 9B. Other Information of our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.
On December 11, 2024, Mr. Karp adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 9,975,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until September 12, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On December 11, 2024, Stephen Cohen, our President, Secretary, and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 4,060,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until September 12, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.

During the quarter ended December 31, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Departure of Chief Accounting Officer; Designation of Interim “Principal Accounting Officer”
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).
On February 12, 2025, Heather Planishek, Chief Accounting Officer, announced her decision to step down from her position as Chief Accounting Officer, effective as of the end of the day on February 24, 2025. Her resignation was not the result of any disagreement with the Company on any matter relating to the Company’s financial statements, internal controls, operations, policies, or practices. Beginning on February 25, 2025, Ms. Planishek is expected to continue as an advisor to the Company for a period of time to assist with the transition.
In connection with Ms. Planishek’s resignation, David Glazer, the Company’s Chief Financial Officer and Treasurer, will assume the responsibilities of principal accounting officer on an interim basis, effective February 25, 2025.
Mr. Glazer’s biographical information is set forth in the Company’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 26, 2024, and such information is incorporated herein by reference. No new compensatory arrangements will be entered into with Mr. Glazer in connection with his designation as the Company’s interim principal accounting officer.
There are no family relationships between Mr. Glazer and any other director or executive officer of Palantir, and no transactions involving Mr. Glazer that would require disclosure under Item 404(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (“Proxy Statement”) and is incorporated herein by reference.
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
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of Palantir’s securities that applies to all officers, directors, and employees of Palantir and its subsidiaries. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of Palantir’s Insider Trading Policy is filed as Exhibit 19.1 to this report.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and restated certificate of incorporation of the registrant.	8-K	001-39540	3.1	December 28, 2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.2	Amended and restated bylaws of the registrant.	8-K	001-39540	3.2	December 28, 2022
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-248413	4.1	August 25, 2020
4.2*	Description of Capital Stock of Palantir Technologies Inc.
9.1	Founder Voting Agreement.	S-1/A	333-248413	9.1	September 21, 2020
9.2	Founder Voting Trust Agreement.	S-1/A	333-248413	9.2	September 18, 2020
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248413	10.1	September 9, 2020
10.2	Amendment No. 13 to Revolving Credit Agreement and Incremental Agreement, dated as of July 1, 2022, among the registrant, Palantir USG, Inc., the lenders party thereto, and Wells Fargo Bank, National Association (in its capacity as successor-in-interest to Morgan Stanley Senior Funding, Inc.), as Administrative Agent (including the Credit Agreement, dated as of October 7, 2014, as amended and restated).	8-K	001-39540	10.1	July 1, 2022
10.3+	Palantir Technologies Inc. 2020 Equity Incentive Plan and related form agreements.	10-Q	001-39540	10.1	November 5, 2024
10.4+	Palantir Technologies Inc. Amended 2010 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.4	September 3, 2020
10.5+	Palantir Technologies Inc. 2020 Executive Equity Incentive Plan.	S-1/A	333-248413	10.7	September 9, 2020
10.6+	Palantir Technologies Inc. Outside Director Compensation Policy.	S-1/A	333-248413	10.8	September 14, 2020
10.7+	Employee Incentive Compensation Plan.	S-1/A	333-248413	10.9	September 14, 2020
10.8+	Security Program Continuation Agreement between the registrant and Alexander Karp dated June 5, 2019.	S-1/A	333-248413	10.10	September 14, 2020
19.1*	Insider Trading Policy
21.1	List of subsidiaries of Palantir Technologies Inc.	10-K	001-39540	21.1	February 21, 2023
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-39540	97.1	February 20, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PALANTIR TECHNOLOGIES INC.

Date: February 18, 2025	By:	/s/ Alexander C. Karp
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

Signature	Title	Date
/s/ Alexander C. Karp
Alexander C. Karp	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2025
/s/ Stephen Cohen
Stephen Cohen	President and Director	February 18, 2025
/s/ David Glazer
David Glazer	Chief Financial Officer (Principal Financial Officer)	February 18, 2025
/s/ Heather Planishek
Heather Planishek	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025
/s/ Lauren Friedman Stat
Lauren Friedman Stat	Director	February 18, 2025
/s/ Alexander Moore
Alexander Moore	Director	February 18, 2025
/s/ Alexandra Schiff
Alexandra Schiff	Director	February 18, 2025
/s/ Peter Thiel
Peter Thiel	Director	February 18, 2025
/s/ Eric Woersching
Eric Woersching	Director	February 18, 2025