Form 10-Q
period 2025-03-31
Palantir Technologies Inc.
filed 2025-05-06
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 2,262,906,259 shares of the registrant’s Class A common stock outstanding, 96,001,138 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$993,464	$2,098,524
Marketable securities	4,437,225	3,131,463
Accounts receivable, net	725,205	575,048
Prepaid expenses and other current assets	126,705	129,254
Total current assets	6,282,599	5,934,289
Property and equipment, net	39,669	39,638
Operating lease right-of-use assets	209,348	200,740
Other assets	205,301	166,217
Total assets	$6,736,917	$6,340,884
Liabilities and Equity
Current liabilities:
Accounts payable	$2,330	$103
Accrued liabilities	371,061	427,046
Deferred revenue	318,556	259,624
Customer deposits	231,077	265,252
Operating lease liabilities	44,419	43,993
Total current liabilities	967,443	996,018
Deferred revenue, noncurrent	36,372	39,885
Customer deposits, noncurrent	1,463	1,663
Operating lease liabilities, noncurrent	200,177	195,226
Other noncurrent liabilities	12,489	13,685
Total liabilities	1,217,944	1,246,477
Commitments and Contingencies (Note 7)
Palantir's stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of March 31, 2025 and December 31, 2024; 2,262,655 and 2,242,389 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; 2,700,000 Class B shares authorized as of March 31, 2025 and December 31, 2024; 96,003 and 95,401 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of March 31, 2025 and December 31, 2024	2,360	2,339
Additional paid-in capital	10,398,181	10,193,970
Accumulated other comprehensive income (loss), net	(2,994)	(5,611)
Accumulated deficit	(4,973,392)	(5,187,423)
Total Palantir's stockholders’ equity	5,424,155	5,003,275
Noncontrolling interests	94,818	91,132
Total equity	5,518,973	5,094,407
Total liabilities and equity	$6,736,917	$6,340,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$883,855	$634,338
Cost of revenue	172,970	116,256
Gross profit	710,885	518,082
Operating expenses:
Sales and marketing	236,309	193,177
Research and development	134,889	110,040
General and administrative	163,639	133,984
Total operating expenses	534,837	437,201
Income from operations	176,048	80,881
Interest income	50,441	43,352
Other income (expense), net	(3,173)	(13,507)
Income before provision for income taxes	223,316	110,726
Provision for income taxes	5,599	4,655
Net income	217,717	106,071
Less: Net income attributable to noncontrolling interests	3,686	541
Net income attributable to common stockholders	$214,031	$105,530
Net earnings per share attributable to common stockholders, basic	$0.09	$0.05
Net earnings per share attributable to common stockholders, diluted	$0.08	$0.04
Weighted-average shares of common stock outstanding used in computing net earnings per share attributable to common stockholders, basic	2,348,679	2,213,545
Weighted-average shares of common stock outstanding used in computing net earnings per share attributable to common stockholders, diluted	2,552,818	2,400,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$217,717	$106,071
Other comprehensive income (loss)
Foreign currency translation adjustments	3,853	(1,899)
Net unrealized loss on available-for-sale securities	(1,236)	(4,622)
Comprehensive income	220,334	99,550
Less: Comprehensive income attributable to noncontrolling interests	3,686	541
Comprehensive income attributable to common stockholders	$216,648	$99,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407
Issuance of common stock from the exercise of stock options	13,574	14	66,570	—	—	66,584	—	66,584
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	7,505	7	(7)	—	—	—	—	—
Repurchases of common stock	(211)	—	(17,998)	—	—	(17,998)	—	(17,998)
Stock-based compensation	—	—	155,646	—	—	155,646	—	155,646
Other comprehensive income	—	—	—	2,617	—	2,617	—	2,617
Net income	—	—	—	—	214,031	214,031	3,686	217,717
Balance as of March 31, 2025	2,359,663	$2,360	$10,398,181	$(2,994)	$(4,973,392)	$5,424,155	$94,818	$5,518,973

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965
Issuance of common stock from the exercise of stock options	17,482	17	83,823	—	—	83,840	—	83,840
Issuance of common stock upon release of RSUs and P-RSUs	9,721	10	(10)	—	—	—	—	—
Repurchases of common stock	(368)	—	(9,000)	—	—	(9,000)	—	(9,000)
Stock-based compensation	—	—	125,817	—	—	125,817	—	125,817
Other comprehensive loss	—	—	—	(6,521)	—	(6,521)	—	(6,521)
Net income	—	—	—	—	105,530	105,530	541	106,071
Balance as of March 31, 2024	2,226,963	$2,227	$9,322,803	$(5,720)	$(5,544,083)	$3,775,227	$85,945	$3,861,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$217,717	$106,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,622	8,438
Stock-based compensation	155,339	125,651
Unrealized and realized (gain) loss from marketable securities, net	10,688	12,354
Noncash consideration	(17,313)	(11,907)
Other operating activities	3,531	5,592
Changes in operating assets and liabilities:
Accounts receivable, net	(134,959)	(121,884)
Prepaid expenses and other assets	40,730	22,924
Accounts payable and accrued liabilities	22,395	4,704
Contract liabilities	18,760	(6,849)
Other liabilities	(13,247)	(15,515)
Net cash provided by operating activities	310,263	129,579
Investing activities
Purchases of property and equipment	(6,184)	(2,664)
Purchases of marketable securities	(1,704,720)	(1,260,327)
Proceeds from sales and redemption of marketable securities	350,627	751,746
Other investing activities	(30,000)	—
Net cash used in investing activities	(1,390,277)	(511,245)
Financing activities
Proceeds from the exercise of common stock options	66,584	83,840
Repurchases of common stock	(17,998)	(9,000)
Taxes paid related to net share settlement of equity awards	(77,573)	—
Other financing activities	90	408
Net cash provided by (used in) financing activities	(28,897)	75,248
Effect of foreign exchange on cash, cash equivalents, and restricted cash	3,980	(4,024)
Net decrease in cash, cash equivalents, and restricted cash	(1,104,931)	(310,442)
Cash, cash equivalents, and restricted cash - beginning of period	2,119,936	850,107
Cash, cash equivalents, and restricted cash - end of period	$1,015,005	$539,665

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
The unaudited condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025. There have been no significant changes to these policies during the three months ended March 31, 2025, except for the changes noted below.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2025	2024
Cash and cash equivalents	$993,464	$520,388
Restricted cash included in prepaid expenses and other current assets	7,785	—
Restricted cash included in other assets	13,756	19,277
Total cash, cash equivalents, and restricted cash	$1,015,005	$539,665
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of March 31, 2025 and December 31, 2024 were $725.2 million and $575.0 million, respectively. Customer I represented 23% and 26% of total accounts receivable as of March 31, 2025 and December 31, 2024, respectively. No other customer represented more than 10% of total accounts receivable as of March 31, 2025 and December 31, 2024.
For the three months ended March 31, 2025 and 2024, no customer represented more than 10% of total revenue.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impacts of the new standard on its consolidated financial statements.
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
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of March 31, 2025 and December 31, 2024 the Company's contract liabilities were $587.5 million and $566.4 million, respectively. Revenue of $258.6 million and $244.3 million was recognized during the three months ended March 31, 2025 and 2024, respectively, that was included in contract liabilities as of December 31, 2024 and 2023, respectively.
Remaining Performance Obligations
The Company’s arrangements with its customers often have terms that span over multiple years. However, the Company allows many of its customers to terminate contracts for convenience prior to the end of the stated term with less than twelve months’

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company’s remaining performance obligations were $1.9 billion as of March 31, 2025, of which the Company expects to recognize approximately 47% as revenue over the next 12 months, 41% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$678,808	$678,808	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,838	—	4,838	—
Marketable securities:
U.S. Treasury securities	4,425,794	—	4,425,794	—
Publicly-traded equity securities	11,431	11,431	—	—
Total	$5,120,871	$690,239	$4,430,632	$—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,823,046	$1,823,046	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,826	—	4,826	—
Marketable securities:
U.S. Treasury securities	3,110,687	—	3,110,687	—
Publicly-traded equity securities	20,776	20,776	—	—
Total	$4,959,335	$1,843,822	$3,115,513	$—
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Debt Securities
As of March 31, 2025, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,426,621	$464	$(1,291)	$4,425,794
Total debt securities	$4,426,621	$464	$(1,291)	$4,425,794
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
The Company sold $279.7 million of available-for-sale debt securities during the three months ended March 31, 2025. The realized gains and losses from those sales were immaterial. No available-for-sale debt securities were sold during the three months ended March 31, 2024. No credit or non-credit losses related to debt securities were recorded as of March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, available-for-sale debt securities of $3.1 billion and $0.7 billion, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of March 31, 2025 or December 31, 2024 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not attributed to credit-related factors and it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis. No credit-related impairment losses were recorded as of March 31, 2025 or December 31, 2024. All of the Company’s U.S. Treasury securities had contractual maturities due within one year as of March 31, 2025 and December 31, 2024.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, net unrealized losses from publicly-traded equity securities held at the end of each period were $10.7 million and $10.9 million, respectively.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of March 31, 2025 and December 31, 2024, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $104.5 million and $64.9 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. The Company recorded upward adjustments of $4.7 million due to observable price changes and no material downward adjustments or impairments for the privately-held equity securities during the three months ended March 31, 2025; and did not record any material adjustments or impairments for the privately-held equity securities during the three months ended March 31, 2024. Cumulative downward adjustments and impairments were not material and cumulative upward adjustments were $4.7 million on privately-held equity securities held by the Company as of March 31, 2025.
Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $6.2 million and $10.9 million during the three months ended March 31, 2025 and 2024, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Strategic Commercial Contracts
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). No Investments were purchased under such Investment Agreements during the three months ended March 31, 2025 or the fiscal year ended December 31, 2024.

In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assessed the concurrent agreements under the noncash consideration and consideration payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. During the three months ended March 31, 2025 and 2024, revenue recognized from Strategic Commercial Contracts was $5.1 million and $23.9 million, respectively.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Leasehold improvements	$89,216	$85,284
Computer equipment, software, and other	58,799	55,815
Furniture and fixtures	14,062	13,906
Construction in progress	7,261	7,632
Total property and equipment, gross	169,338	162,637
Less: accumulated depreciation and amortization	(129,669)	(122,999)
Total property and equipment, net	$39,669	$39,638
Depreciation and amortization expense related to property and equipment, net was $5.5 million and $6.0 million for the three months ended March 31, 2025 and 2024, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accrued payroll and related expenses	$205,705	$306,939
Accrued other liabilities	165,356	120,107
Total accrued liabilities	$371,061	$427,046
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of March 31, 2025, the Company had no outstanding debt balances and had undrawn revolving commitments of $500.0 million available to fund working capital and general corporate expenditures under the 2014 Credit Facility, which has a maturity date of March 31, 2027.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of March 31, 2025.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and Contingencies
Purchase Commitments
The Company has commitments with various third parties to purchase primarily cloud hosting services. Under one of its third-party cloud services agreements, as amended, the Company has committed to spend at least $1.95 billion over ten contract years through September 30, 2033, as well as certain additional minimum usage commitments, among other things. As of March 31, 2025, the Company satisfied $113.0 million of its $160.2 million commitment for the contract year beginning October 1, 2024 and ending September 30, 2025. Additionally, as of March 31, 2025, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.
Litigation and Legal Proceedings
The Company has been, is currently party to, and may, from time to time, be subject to various legal proceedings, claims, disputes, government investigations, or similar matters arising in the normal course of business. These may include proceedings, claims, disputes, allegations, or investigations related to, but not limited to, intellectual property; employment; securities; investors; taxes; class actions; contract or breach of contract; tort; warranty; refund; breach, leak, or misuse of personal data or confidential information; government procurement; government regulation or compliance; or other matters. The Company evaluates associated developments on a regular basis and establishes an accrual for loss contingencies when the loss is both probable and reasonably estimable.
On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20(A) of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02834-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On March 31, 2024, the Court dismissed the Cupat matter without prejudice. On May 24, 2024, plaintiffs filed a second amended complaint. On April 4, 2025, the Court dismissed the Cupat matter with prejudice and entered judgment for the defendants on the same day. On May 2, 2025, plaintiffs filed a Notice of Appeal from the final judgment with the United States Court of Appeals for the Tenth Circuit.
On November 21, 2022, a stockholder derivative action was filed in the United States District Court for the District of Colorado, captioned Li v. Karp, et al., Case No. 22-cv-3028 and on January 27, 2023, a stockholder derivative action was filed in the United States District Court for the District of Delaware captioned Miao v. Karp, et al., Case No. 1:23-cv-00103-MN, each against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seek unspecified damages and injunctive remedies under Section 14(a) of the Exchange Act and Delaware law. On August 22, 2023, a stockholder derivative action was filed in the Court of Chancery of the State of Delaware captioned Central Laborers’ Pension Fund v. Karp, et al., Case No. 2023-0864 against certain current and former officers and directors asserting breach of fiduciary duty and related claims relating to the allegations of the securities class action complaints and seeks unspecified damages and injunctive relief under Delaware law. On April 25, 2025, the Court dismissed the Central Laborers’ Pension Fund matter in its entirety under Rule 23.1.
As of March 31, 2025, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, or, if the Company is unable to do so, the customer is entitled to seek a refund of the

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of March 31, 2025 and December 31, 2024.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of March 31, 2025 and December 31, 2024.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of March 31, 2025.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of March 31, 2025.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,262,655	20,000,000	2,242,389
Class B Common Stock	2,700,000	96,003	2,700,000	95,401
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,359,663	22,701,005	2,338,795
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended March 31, 2025, the Company repurchased and subsequently retired 0.2 million shares of its Class A common stock for an aggregate amount, including commissions, of $18.0 million under the Share Repurchase Program. As of March 31, 2025, approximately $917.8 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and stock appreciation right (“SAR”) activity for the three months ended March 31, 2025 (in thousands, except per share amounts and years):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	178,109	$9.26	6.9	$11,821,740	6,437	$55.75	6.7	$127,976
Granted	—	—			95	69.90
Exercised	(13,574)	4.91			—	—
Canceled and forfeited	(30)	6.03			(84)	50.55
Balance as of March 31, 2025	164,505	$9.62	6.8	$12,302,358	6,448	$56.02	6.5	$182,962
Vested and exercisable as of March 31, 2025	71,129	$7.30	6.0	$5,484,036	—	$—	0.0	$—
As of March 31, 2025, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $477.1 million and $53.2 million, respectively, which is expected to be recognized over a weighted-average service period of six and seven years, respectively. The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2025 was $15.92 per share.
Time-Vesting SARs
The Company grants SARs that vest over explicit service periods of up to nine years and are exercisable at expiration, during a limited window, if the Company’s stock price reaches a certain threshold (“Time-Vesting SARs”). Time-Vesting SARs have exercise prices of between $39–$70 and maximum appreciation values of between $60–$180.
The Company determined the grant-date fair value of Time-Vesting SARs granted during the three months ended March 31, 2025 using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

Three Months Ended March 31, 2025
Expected volatility rate	61.0% - 66.1%
Expected term (in years)	3.4 - 8.9
Risk-free interest rate	4.3% - 4.6%
Expected dividend yield	—%
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the three months ended March 31, 2025 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	65,236	$14.89	577	$41.93
Granted	1,109	78.64	327	68.14
Vested	(6,964)	18.05	(577)	41.93
Canceled and forfeited	(1,255)	20.28	(8)	68.14
Adjustment for performance achievement(1)			—	—
Unvested and outstanding as of March 31, 2025	58,126	$15.61	319	$68.14
—————
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.

As of March 31, 2025, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $663.7 million, which the Company expects to recognize over a weighted-average service period of three years. As of March 31, 2025, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$15,016	$10,416
Sales and marketing	52,513	42,156
Research and development	31,834	26,874
General and administrative	55,976	46,205
Total stock-based compensation expense	$155,339	$125,651
10. Income Taxes
The Company recorded a provision for income taxes of $5.6 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of March 31, 2025 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes increased by an immaterial amount for the three months ended March 31, 2025 compared to the same period in 2024.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of March 31, 2025. However, given the Company’s recent earnings and anticipated future earnings, there is a reasonable possibility that it will have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Organization for Economic Co-operation and Development (“OECD”) global minimum tax provision (“Pillar 2”) rules are at varying stages of adoption across jurisdictions where the Company operates. While the United States has not yet adopted Pillar 2, several countries have enacted Pillar 2 and these rules were applicable to the Company starting January 1, 2024. The adoption of Pillar 2 rules may affect the Company’s effective tax rates and current tax obligations and liabilities. Based on the Company’s current analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company’s consolidated financial statements.
11. Net Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income attributable to common stockholders for diluted net earnings per share	$214,031	$105,530
Denominator
Weighted-average shares used in computing net earnings per share:
Basic	2,348,679	2,213,545
Effect of dilutive shares	204,139	186,562
Diluted	2,552,818	2,400,107
Net earnings per share
Net earnings per share attributable to common stockholders:
Basic	$0.09	$0.05
Diluted	$0.08	$0.04
Diluted net earnings per share is calculated using our weighted-average shares of outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net earnings per share attributable to common stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2025	2024
RSUs and P-RSUs outstanding	347	3,500
Total	347	3,500
As of March 31, 2025, the Company had 6.4 million Time-Vesting SARs outstanding, of which the maximum number of potentially dilutive shares of Class A common stock upon vesting would be the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Contribution:
Government revenue	$486,963		$335,373
Expenses attributable to government segment	(186,003)		(135,985)
Government contribution	300,960	62%	199,388	59%
Commercial revenue	396,892		298,965
Expenses attributable to commercial segment	(155,747)		(120,876)
Commercial contribution	241,145	61%	178,089	60%
Total contribution	$542,105	61%	$377,477	60%
The reconciliation of contribution to income from operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Income from operations	$176,048	$80,881
Research and development expenses (1)	103,055	83,166
General and administrative expenses (1)	107,663	87,779
Total stock-based compensation expense	155,339	125,651
Total contribution	$542,105	$377,477
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Revenue:
United States	$628,494	71%	$406,389	64%
United Kingdom	89,654	10%	63,201	10%
Rest of world (1)	165,707	19%	164,748	26%
Total revenue	$883,855	100%	$634,338	100%
—————
(1) No other country represented 10% or more of total revenue for the three months ended March 31, 2025 or 2024.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands, except years):

	Weighted average useful life (years)	As of March 31, 2025			As of December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.6	$10,400	$(5,027)	$5,373	$10,400	$(4,507)	$5,893
Reacquired rights	4.6	17,618	(6,082)	11,536	17,618	(5,453)	12,165
Total intangible assets		$28,018	$(11,109)	$16,909	$28,018	$(9,960)	$18,058
Amortization expense of intangible assets was not material for the three months ended March 31, 2025 or 2024.
As of March 31, 2025, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2025	$3,448
2026	4,597
2027	4,250
2028	2,517
2029	2,097
Thereafter	—
Total	$16,909
14. Related Party Transactions
Alexander Karp, the Company’s Chief Executive Officer, flies on a non-commercial aircraft beneficially owned by him (the “Executive Aircraft”) for business and personal travel. During the three months ended March 31, 2025, the Company incurred expenses related to the use of the Executive Aircraft of $5.0 million.

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
•our expectations regarding our investments in, and enterprise agreements with, various publicly-traded and privately-held entities, including special purpose acquisition companies;
•our ability to maintain, protect, and enhance our intellectual property;
•our expectations regarding the amount, timing, and manner of any stock repurchases;
•our expectations regarding our multi-class stock and governance structure and the benefits thereof;
•our expectations regarding macroeconomic conditions, including global political and economic uncertainty, heightened interest rates, monetary policy changes, or the imposition of tariffs or other impacts on trade relations;

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
For the three months ended March 31, 2025, we generated $883.9 million in revenue, reflecting a 39% growth rate from the three months ended March 31, 2024, when we generated $634.3 million in revenue.
In the three months ended March 31, 2025, we generated income from operations of $176.0 million, or adjusted income from operations of $390.7 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended March 31, 2024, we generated income from operations of $80.9 million, or adjusted income from operations of $226.5 million when excluding stock-based compensation and related employer payroll taxes.
In the three months ended March 31, 2025, our gross profit was $710.9 million, reflecting a gross margin of 80%, or 82% when excluding stock-based compensation. In the three months ended March 31, 2024, our gross profit was $518.1 million, reflecting a gross margin of 82%, or 83% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended March 31, 2025, we had 769 customers, including companies in various commercial sectors and government agencies around the world. During the period ended March 31, 2024, we had 554 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended March 31, 2025 was $69.9 million, which grew 26% from an average of $55.5 million in revenue from the top twenty customers during the trailing twelve months ended March 31, 2024, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the three months ended March 31, 2025, 55% of our revenue came from government customers and 45% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the three months ended March 31, 2025, we generated 71% of our revenue from customers in the United States and the remaining 29% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended March 31, 2025 was $2.1 billion, which grew 47% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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

Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, geopolitical tensions, heightened interest rates, monetary policy changes, foreign currency fluctuations, and the imposition of tariffs or other impacts on trade relations. Additionally, these macroeconomic impacts have disrupted, and may continue to disrupt, the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the impact of macroeconomic trends on our business.
Geopolitical Tensions
Our business operations are subject to interruption by events that are beyond our control, including geopolitical tensions. We continue to closely monitor the impact of various geopolitical tensions and their global impacts on our business. While the ongoing Russia-Ukraine, and Israel and broader Middle East conflicts are still evolving and the outcomes remain highly uncertain, we do not expect that the resulting challenging macroeconomic conditions will have a material impact on our business or results of operations.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, when the U.S. dollar strengthens compared to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)), it has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than the U.S. dollar. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the three months ended March 31, 2025 such impacts were not material to our financial position or results of operations.
Customer Impacts
Current macroeconomic conditions have impacted, and may continue to adversely impact, our customers’ businesses. If the economic uncertainty continues, we may experience additional negative impacts on new customer acquisition, customer renewals, and customer collections, among other things, which could negatively impact our business and results of operations.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Income from operations	$176,048	$80,881
Add:
Research and development expenses (1)	103,055	83,166
General and administrative expenses (1)	107,663	87,779
Total stock-based compensation expense	155,339	125,651
Total contribution	$542,105	$377,477
Contribution margin	61%	60%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Gross profit	$710,885	$518,082
Add: stock-based compensation	15,016	10,416
Gross profit, excluding stock-based compensation	$725,901	$528,498
Gross margin, excluding stock-based compensation	82%	83%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Income from operations	$176,048	$80,881
Add: stock-based compensation	155,339	125,651
Add: employer payroll taxes related to stock-based compensation	59,323	19,926
Adjusted income from operations	$390,710	$226,458
Adjusted operating margin	44%	36%
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$883,855	$634,338
Cost of revenue	172,970	116,256
Gross profit	710,885	518,082
Operating expenses:
Sales and marketing	236,309	193,177
Research and development	134,889	110,040
General and administrative	163,639	133,984
Total operating expenses	534,837	437,201
Income from operations	176,048	80,881
Interest income	50,441	43,352
Other income (expense), net	(3,173)	(13,507)
Income before provision for income taxes	223,316	110,726
Provision for income taxes	5,599	4,655
Net income	217,717	106,071
Less: Net income attributable to noncontrolling interests	3,686	541
Net income attributable to common stockholders	$214,031	$105,530

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	20	18
Gross margin	80	82
Operating expenses:
Sales and marketing	27	31
Research and development	15	17
General and administrative	18	21
Total operating expenses	60	69
Income from operations	20	13
Interest income	6	7
Other income (expense), net	—	(2)
Income before provision for income taxes	26	18
Provision for income taxes	1	1
Net income	25%	17%
Less: Net income attributable to noncontrolling interests	1	—
Net income attributable to common stockholders	24%	17%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenue:
Government	$486,963	$335,373	$151,590	45%
Commercial	396,892	298,965	97,927	33%
Total revenue	$883,855	$634,338	$249,517	39%
Revenue increased by $249.5 million, or 39%, for the three months ended March 31, 2025 compared to the same period in 2024. Revenue from government customers increased by $151.6 million, or 45%, for the three months ended March 31, 2025 compared to the same period in 2024. Of the increase, $148.7 million was from government customers existing as of December 31, 2024. Revenue from U.S. government customers was $373.0 million for the three months ended March 31, 2025 compared to $256.7 million for the same period in 2024. Revenue from commercial customers increased by $97.9 million, or 33%, for the three months ended March 31, 2025 compared to the same period in 2024. Of the increase, $73.3 million was from commercial customers existing as of December 31, 2024, including a decrease of $18.7 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $255.5 million for the three months ended March 31, 2025 compared to $149.7 million for the same period in 2024, a 71% increase.
Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Cost of revenue	$172,970	$116,256	$56,714	49%
Gross profit	$710,885	$518,082	$192,803	37%
Gross margin	80%	82%	(2)%
Cost of revenue for the three months ended March 31, 2025 increased by $56.7 million, or 49%, compared to the same period in 2024. The increase was primarily due to increases of $17.6 million in subcontractor and field service representatives expenses, $13.7 million in third-party cloud hosting services, and $11.5 million in stock-based compensation expense and related expenses.
Our gross margin for the three months ended March 31, 2025 decreased from 82% for the same period in 2024 to 80% as a result of cost of revenue growth outpacing revenue growth.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Sales and marketing	$236,309	$193,177	$43,132	22%
Research and development	134,889	110,040	24,849	23%
General and administrative	163,639	133,984	29,655	22%
Total operating expenses	$534,837	$437,201	$97,636	22%

Sales and Marketing
Sales and marketing expenses increased by $43.1 million, or 22%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to increases of $22.9 million in stock-based compensation expense and related expenses and $7.8 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $24.8 million, or 23%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to increases of $13.5 million in stock-based compensation expense and related expenses and $4.0 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses increased by $29.7 million, or 22%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase of $21.1 million in stock-based compensation expense and related expenses.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Stock-Based Compensation

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Cost of revenue	$15,016	$10,416	$4,600	44%
Sales and marketing	52,513	42,156	10,357	25%
Research and development	31,834	26,874	4,960	18%
General and administrative	55,976	46,205	9,771	21%
Total stock-based compensation expense	$155,339	$125,651	$29,688	24%
Stock-based compensation expenses increased by $29.7 million, or 24%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase was driven by expense from new grants awarded since March 31, 2024, including restricted stock units (“RSUs”), performance-based RSUs (“P-RSUs”), and stock appreciation rights (“SARs’), partially offset by reductions in expense from equity awards that became fully vested and forfeitures.
Interest Income

	Three Months Ended March 31,		Change
	2025	2024	Amount
Interest income	$50,441	$43,352	$7,089
Interest income increased by $7.1 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in our interest-bearing cash, cash equivalents, and investments in short-term U.S. Treasury securities.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2025	2024	Amount
Other income (expense), net	$(3,173)	$(13,507)	$10,334

Other income (expense), net changed by $10.3 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to favorable changes in foreign currency exchange gains and losses and upward adjustments related to privately-held equity securities.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	Amount
Provision for income taxes	$5,599	$4,655	$944
Provision for income taxes increased by an immaterial amount for the three months ended March 31, 2025 compared to the same period in 2024. For additional information see Note 10. Income Taxes in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We generated positive cash flow from operations for the three months ended March 31, 2025. We had cash, cash equivalents, and short-term U.S. Treasury securities totaling $5.4 billion available as of March 31, 2025. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future. We continue to evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
As of March 31, 2025, our accumulated deficit balance was $5.0 billion, and our principal sources of liquidity were cash, cash equivalents, and short-term U.S. Treasury securities totaling $5.4 billion.
As of March 31, 2025, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In August 2023, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). During the three months ended March 31, 2025, the Company repurchased and subsequently retired 0.2 million shares of its Class A common stock for an aggregate amount, including commissions, of $18.0 million under the Share Repurchase Program. As of March 31, 2025, approximately $917.8 million of the originally authorized amount under our Share Repurchase Program remained available for future repurchases.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$310,263	$129,579
Investing activities	(1,390,277)	(511,245)
Financing activities	(28,897)	75,248
Effect of foreign exchange on cash, cash equivalents, and restricted cash	3,980	(4,024)
Net decrease in cash, cash equivalents, and restricted cash	$(1,104,931)	$(310,442)

Operating Activities
Net cash provided by operating activities was $310.3 million and $129.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by revenue growth partially offset by timing of payments received from customers.
Investing Activities
Net cash used in investing activities was $1.4 billion and $511.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash used in investing activities was primarily due to increased purchases of short-term U.S. Treasury securities compared to the prior year.
Financing Activities
Net cash used in financing activities was $28.9 million for the three months ended March 31, 2025 and net cash provided by financing activities was $75.2 million for the three months ended March 31, 2024. Financing cash inflows consisted primarily of proceeds from the exercise of common stock options. Financing cash outflows were driven by taxes paid related to the net share settlement of SARs and repurchases of our Class A common stock.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services. For additional information, refer to Note 7. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as already disclosed in Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2024. See our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025, for additional information regarding the Company’s contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025, except as described in Note 2. Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Market Risk
As of March 31, 2025, we held publicly-traded equity securities valued at $11.4 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions including ongoing volatility related to the Russia-Ukraine, and Israel and broader Middle East conflicts, heightened interest rates, or the imposition of tariffs or other impacts on trade relations.
As of March 31, 2025, we held privately-held equity securities valued at $104.5 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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
Although we have achieved profitability in accordance with U.S. GAAP in recent quarters, we incurred net losses in each period from our inception through the third quarter of 2022. We may not maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. In addition, while we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased expenses or losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model has historically required us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them. Though we have begun to integrate shorter, more cost-effective programs such as bootcamps, these initial deployments (including bootcamps) may result in no or minimal future revenue. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from maintaining profitability in the future. Any failure by us to maintain or increase profitability in the future or achieve our profitability targets could adversely affect our business, financial condition, and results of operations.
We may not be able to sustain our revenue growth in the future.
Although our revenue has increased in recent periods, there can be no assurances that our revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has fluctuated in the past, and may continue to fluctuate in future periods. In addition, as we continue to expand our platform and product offerings, or experience greater adoption of certain of our platform and product offerings, we have and may continue to experience variability in our revenue growth in certain markets or with certain customer segments relative to other markets or customer segments. Many factors may contribute to declines or variability in our revenue growth, including macroeconomic factors, increased competition, slowing demand for our platforms from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts or failure to exercise existing options by our customers, and the maturation of our business, among others. If our revenue growth or revenue growth rate declines overall, or with respect to certain areas of our business, our business, financial condition, and results of operations could be adversely affected.
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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflict in the Middle East, heightened interest rates, monetary policy changes, foreign currency fluctuations, or the imposition of tariffs or other impacts on trade relations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 17% and 18% of our revenue for the years ended December 31, 2024 and 2023, respectively, and 18% and 17% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Our top three customers by revenue for the three months ended March 31, 2025, have been with us for an average of thirteen years as of March 31, 2025. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
As of December 31, 2024, the total remaining deal value, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025, was $5.4 billion. Of our total remaining deal value, as of December 31, 2024, $3.1 billion was the remaining deal value of our contracts with commercial customers and $2.3 billion was the remaining deal value of our contracts with government customers.
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
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of ongoing conflicts, such as those in Russia-Ukraine, and Israel and the broader Middle East, and any related economic sanctions and regional instability, heightened interest rates, monetary policy changes, foreign currency fluctuations, or the imposition of tariffs or other impacts on trade relations.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base of 4,001 full-time employees as of March 31, 2025 in various countries around the world. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow and operate as a public company, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the ongoing Russia-Ukraine conflict and related economic sanctions, heightened interest rates, monetary policy changes, or the imposition of tariffs or other impacts on trade relations), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of March 31, 2025, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of March 31, 2025, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
We have accepted, and may continue to accept, securities as noncash consideration or invest in securities, including but not limited to in connection with customer contracts, partnerships, or strategic investments. For example, we have made, and may continue to make, strategic investments pursuant to certain approved agreements (“Investment Agreements”) to purchase, or commit to purchase, shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”); however, we do not currently anticipate entering into new Investment Agreements to purchase, or commit to purchase, securities of special purpose acquisition companies. Our ability to sell or transfer, or realize value from noncash consideration and our investments may be limited by applicable securities laws and regulations, including the requirement that offers or sales of securities must be registered with the SEC pursuant to applicable laws or qualify for an exemption from such registration, and our ability to liquidate and realize value from our equity securities may be negatively and materially impacted by any delays or limitations on our ability to offer, sell, or transfer such equity securities. In addition, certain of our equity securities are speculative in nature and may be volatile or decline in value or be entirely lost. We have realized, and may continue to realize, losses related to these equity securities, which could have a negative impact on our future financial position, results of operations, earnings per share, and cash flows.
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $340.6 million, inclusive of $10.4 million of contractual options, as of March 31, 2025. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of March 31, 2025, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $311.4 million, of which $5.1 million was recognized by us during the three months ended March 31, 2025.
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
We have provided, and may continue to provide, our platforms, products, personnel, and services to support operations in conflict zones. Such zones are subject to, among other things, political uncertainty, geopolitical tensions, and military actions, such as those associated with the ongoing Russia-Ukraine, and Israel and broader Middle East conflicts. As a result, we and our third-party vendors have been vulnerable to a heightened risk of, and have been exposed to, cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents, including increasingly sophisticated threats, from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or intentional or unintentional action or inaction by employees or third parties, which may result in unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering, bad actors, or human error.
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
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges, the application or interpretation of which are complex and will likely continue to evolve. Moreover, AI, including our use of AI, may create additional cybersecurity risks or increase existing cybersecurity risks, and may result in, or increase impacts of, cyberattacks, security breaches, phishing attacks, personal data breaches, or other incidents. For example, threat actors are increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cyberattacks crafted with an AI tool to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. In addition, enhanced risk of cyberattacks could be a result of us or a third party incorporating the output of an AI tool, such as malicious code from an AI generated source code.
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
Because we offer very complex technology platforms, various errors, defects, failures, or bugs have occurred, and may in the future occur, especially when platforms, products, or capabilities are introduced, configured, or reconfigured, or when upgrades, new versions, or other product or infrastructure updates are deployed, installed, configured, or released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite our internal systems and processes, errors, failures, or bugs may not be found or may not be properly mitigated or remediated in configured, reconfigured, upgraded or new software or other releases until after commencement of commercial shipments. Errors, failures, defects, and bugs have affected the performance of our platforms and can also delay the development or release of new platforms, products, or capabilities or upgrades or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to errors, failures, defects, or bugs in our platforms than in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms, allegations of unsatisfactory performance, real or perceived errors, defects, or failures, such as data loss, or untimely or ineffective upgrades, patches, or other fixes to address errors, failures, defects, or bugs, could increase the risk of security vulnerabilities, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, cause us to issue credits or refunds, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure establishing the California Privacy Rights Act (“CPRA”) in 2020. The CCPA and CPRA regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide disclosures to California consumers, and affording such consumers abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. The CCPA’s enactment marked the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, Colorado and Utah each has enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas each has enacted similar legislation that took effect in 2024; Tennessee, Iowa, Delaware, New Hampshire, New Jersey, Maryland, Minnesota, and Nebraska each has enacted similar legislation that have taken, or will take, effect in 2025; and Indiana, Kentucky, and Rhode Island each has enacted similar legislation that will become effective in 2026. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action.
We cannot yet fully assess the impact of these laws and other new laws or regulations on our business or operations, but developments regarding these and other privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. In addition, the EU recently implemented the Digital Operational Resilience Act (“DORA”), which introduces new standards for Information and Communication Technology risk management and incident reporting for financial and insurance entities. Complying with the GDPR, DORA, or other EU laws, directives, and regulations as they emerge may cause us to incur substantial operational costs, lead to challenges for our customers’ implementation and use of our platform, or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
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
Our successes to date have primarily come from customers in relatively stable and developed countries, but we have entered, and may continue to enter, new and emerging markets in non-U.S. countries, including with customers in law enforcement, national security, and other government agencies, as part of our growth strategy. These new and emerging markets may involve uncertain business, technology, and economic risks and may be difficult or impossible for us to penetrate, even if we were to commit significant resources to do so.
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
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of the ongoing Russia-Ukraine conflict, as well as economic sanctions the United States and other countries have imposed on Russia, the conflict resulting from Hamas’ attack on Israel, and the ongoing conflict in the Middle East;
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, when effective, will impose onerous obligations related to the development, sale and use of AI-related systems. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Utah and California have signed private-sector AI governance legislation focused on narrower aspects of AI oversight. Further, certain administrations have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
For additional information, see Note 10. Income Taxes in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:
•changes in fiscal or contracting policies or decreases in available government funding, including as a result of efforts by the federal government to analyze and enhance its operational efficiency;
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
•changes in the political environment, including before or after a change to the leadership within the government administration, or due to ongoing conflicts such as the Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflict in the Middle East, and regional instability, and any resulting uncertainty or changes in policy or priorities and resultant funding;
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
Because we generate a substantial portion of our revenue from contracts with governments and government agencies, and in particular from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. U.S. government spending levels for defense-related and other programs are uncertain, and may not be sustained at the levels associated with government fiscal year 2025. In addition, the current administration has launched efforts to evaluate and reduce overall government spending, which could impact our business, results of operations, financial condition, and growth prospects. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
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
•new laws, regulations, or government policies; public expectations regarding new laws, regulations, or government policies; or new interpretations or enforcement of existing laws, regulations, or government policies applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine and Middle East conflicts, incidents of terrorism, such as Hamas’ attack against Israel, pandemics, or responses to these events; and
•general macroeconomic conditions, such as heightened interest rates, the imposition of tariffs or other impacts on trade relations, and slow or negative growth of our markets.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of March 31, 2025, approximately 1.7 million options will expire through December 2025 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of March 31, 2025, there were 2,262,655,501 shares of our Class A common stock outstanding, 96,002,664 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of March 31, 2025, there were outstanding options to purchase an aggregate of 31,954,335 shares of our Class A common stock and 132,550,461 shares of our Class B common stock, 28,628,169 shares of our Class A common stock and 29,625,000 shares of Class B common stock subject to RSUs, 6,447,652 shares of our Class A common stock subject to SARs and 318,561 shares of our Class A common stock subject to P-RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
In August 2023, our Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). We have repurchased, and may continue to repurchase, shares of Class A common stock from time to time, as authorized by our Board of Directors, through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the Share Repurchase Program will be determined by Palantir’s management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22% of the voting power of our outstanding capital stock in the aggregate as of April 30, 2025.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of April 30, 2025. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,359,663,165 shares of our common stock outstanding as of March 31, 2025. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of March 31, 2025, our Founders were 57, 57, and 42 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. In recent years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. Although inflation levels have decreased from their highest levels in the United States, the EU, and the U.K., the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and could maintain or raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. Downturns in macroeconomic conditions, including heightened interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, and the conflict resulting from Hamas’ attack on Israel and ongoing conflict in the Middle East; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; the imposition of tariffs or other impacts on trade relations; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding relationships with existing customers, and lower or no growth. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us and we may not realize the full value of our commercial contracts with such customers as a result.
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
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations have been, and could in the future be, subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics (such as COVID-19), terrorism, such as Hamas’ attack against Israel in 2023 and the ensuing conflict, political unrest, cyberattacks including as may be exacerbated by the ongoing Russia-Ukraine and Middle East conflicts, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes stock repurchases during the three months ended March 31, 2025 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under Share Repurchase Program	Approximate Dollar Amount Available for Future Purchases under Share Repurchase Program
January 1, 2025 - January 31, 2025	81,495	$73.62	81,495	$929,804
February 1, 2025 - February 28, 2025	55,623	$102.46	55,623	$924,105
March 1, 2025 - March 31, 2025	73,401	$85.82	73,401	$917,806
Total	210,519		210,519
—————
(1) Includes related commissions.
(2) In August 2023, our Board of Directors authorized the Share Repurchase Program which allows for the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock. The Share Repurchase Program does not have an expiration date and does not obligate us to repurchase any specific number of shares and may be discontinued at any time. For additional information see Note 8. Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2025, the following officers and directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On March 7, 2025, Shyam Sankar, our Chief Technology Officer and Executive Vice President, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on August 29, 2024 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, which is incorporated herein by reference.
On March 10, 2025, Alexander Karp, our Chief Executive Officer and a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on December 11, 2024 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 9B. Other Information of our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.
On March 10, 2025, Eric Woersching, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 27,214 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On March 11, 2025, Mr. Sankar adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 1,620,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until March 31, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On March 12, 2025, Ryan Taylor, our Chief Revenue Officer and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 168,766 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On March 12, 2025, David Glazer, our Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 197,138 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended March 31, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PALANTIR TECHNOLOGIES INC.

Date: May 5, 2025	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2025	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)