Form 10-Q
period 2025-06-30
Palantir Technologies Inc.
filed 2025-08-05
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, there were 2,274,261,581 shares of the registrant’s Class A common stock outstanding, 97,075,840 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$929,547	$2,098,524
Marketable securities	5,070,875	3,131,463
Accounts receivable, net	747,484	575,048
Prepaid expenses and other current assets	142,487	129,254
Total current assets	6,890,393	5,934,289
Property and equipment, net	43,523	39,638
Operating lease right-of-use assets	203,474	200,740
Other assets	228,298	166,217
Total assets	$7,365,688	$6,340,884
Liabilities and Equity
Current liabilities:
Accounts payable	$10,774	$103
Accrued liabilities	393,623	427,046
Deferred revenue	376,784	259,624
Customer deposits	262,994	265,252
Operating lease liabilities	45,465	43,993
Total current liabilities	1,089,640	996,018
Deferred revenue, noncurrent	44,638	39,885
Customer deposits, noncurrent	1,491	1,663
Operating lease liabilities, noncurrent	192,347	195,226
Other noncurrent liabilities	12,008	13,685
Total liabilities	1,340,124	1,246,477
Commitments and Contingencies (Note 7)
Palantir's stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of June 30, 2025 and December 31, 2024; 2,273,764 and 2,242,389 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; 2,700,000 Class B shares authorized as of June 30, 2025 and December 31, 2024; 97,078 and 95,401 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of June 30, 2025 and December 31, 2024	2,372	2,339
Additional paid-in capital	10,568,473	10,193,970
Accumulated other comprehensive income (loss), net	4,721	(5,611)
Accumulated deficit	(4,646,665)	(5,187,423)
Total Palantir's stockholders’ equity	5,928,901	5,003,275
Noncontrolling interests	96,663	91,132
Total equity	6,025,564	5,094,407
Total liabilities and equity	$7,365,688	$6,340,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,003,697	$678,134	$1,887,552	$1,312,472
Cost of revenue	192,934	128,562	365,904	244,818
Gross profit	810,763	549,572	1,521,648	1,067,654
Operating expenses:
Sales and marketing	243,788	196,809	480,097	389,986
Research and development	135,043	108,781	269,932	218,821
General and administrative	162,615	138,643	326,254	272,627
Total operating expenses	541,446	444,233	1,076,283	881,434
Income from operations	269,317	105,339	445,365	186,220
Interest income	56,255	46,593	106,696	89,945
Other income (expense), net	6,596	(11,173)	3,423	(24,680)
Income before provision for income taxes	332,168	140,759	555,484	251,485
Provision for income taxes	3,596	5,189	9,195	9,844
Net income	328,572	135,570	546,289	241,641
Less: Net income attributable to noncontrolling interests	1,845	1,444	5,531	1,985
Net income attributable to common stockholders	$326,727	$134,126	$540,758	$239,656
Earnings per share attributable to common stockholders, basic	$0.14	$0.06	$0.23	$0.11
Earnings per share attributable to common stockholders, diluted	$0.13	$0.06	$0.21	$0.10
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, basic	2,365,196	2,231,592	2,356,983	2,222,569
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, diluted	2,562,912	2,414,696	2,557,911	2,407,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$328,572	$135,570	$546,289	$241,641
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	8,812	731	12,665	(1,168)
Net unrealized loss on available-for-sale securities	(1,097)	(53)	(2,333)	(4,675)
Comprehensive income	336,287	136,248	556,621	235,798
Less: Comprehensive income attributable to noncontrolling interests	1,845	1,337	5,531	1,878
Comprehensive income attributable to common stockholders	$334,442	$134,911	$551,090	$233,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2025	2,359,663	$2,360	$10,398,181	$(2,994)	$(4,973,392)	$5,424,155	$94,818	$5,518,973
Issuance of common stock from the exercise of stock options	5,528	5	28,612	—	—	28,617	—	28,617
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	6,820	7	(7)	—	—	—	—	—
Repurchases of common stock	(164)	—	(18,596)	—	—	(18,596)	—	(18,596)
Stock-based compensation	—	—	160,283	—	—	160,283	—	160,283
Other comprehensive income	—	—	—	7,715	—	7,715	—	7,715
Net income	—	—	—	—	326,727	326,727	1,845	328,572
Balance as of June 30, 2025	2,371,847	$2,372	$10,568,473	$4,721	$(4,646,665)	$5,928,901	$96,663	$6,025,564

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407
Issuance of common stock from the exercise of stock options	19,102	19	95,182	—	—	95,201	—	95,201
Issuance of common stock upon release of RSUs and P-RSUs	14,325	14	(14)	—	—	—	—	—
Repurchases of common stock	(375)	—	(36,594)	—	—	(36,594)	—	(36,594)
Stock-based compensation	—	—	315,929	—	—	315,929	—	315,929
Other comprehensive income	—	—	—	10,332	—	10,332	—	10,332
Net income	—	—	—	—	540,758	540,758	5,531	546,289
Balance as of June 30, 2025	2,371,847	$2,372	$10,568,473	$4,721	$(4,646,665)	$5,928,901	$96,663	$6,025,564
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

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$546,289	$241,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,152	16,494
Stock-based compensation	315,310	267,415
Unrealized and realized (gain) loss from marketable securities, net	(452)	20,042
Noncash consideration	(24,441)	(26,484)
Other operating activities	26,533	11,351
Changes in operating assets and liabilities:
Accounts receivable, net	(163,501)	(298,311)
Prepaid expenses and other assets	(7,307)	2,797
Accounts payable and accrued liabilities	48,202	22,824
Contract liabilities	120,666	33,269
Other liabilities	(24,937)	(17,272)
Net cash provided by operating activities	849,514	273,766
Investing activities
Purchases of property and equipment	(13,818)	(5,543)
Purchases of marketable securities	(2,576,231)	(1,784,115)
Proceeds from sales and redemption of marketable securities	652,762	1,133,535
Purchases of privately-held securities	(70,000)	(4,000)
Net cash used in investing activities	(2,007,287)	(660,123)
Financing activities
Proceeds from the exercise of common stock options	95,201	99,870
Repurchases of common stock	(36,594)	(26,699)
Taxes paid related to net share settlement of equity awards	(81,117)	—
Other financing activities	63	102
Net cash provided by (used in) financing activities	(22,447)	73,273
Effect of foreign exchange on cash, cash equivalents, and restricted cash	11,518	(4,948)
Net decrease in cash, cash equivalents, and restricted cash	(1,168,702)	(318,032)
Cash, cash equivalents, and restricted cash - beginning of period	2,119,936	850,107
Cash, cash equivalents, and restricted cash - end of period	$951,234	$532,075
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025. There have been no significant changes to these policies during the six months ended June 30, 2025, except for the changes noted below.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2025	2024
Cash and cash equivalents	$929,547	$512,659
Restricted cash included in prepaid expenses and other current assets	9,015	—
Restricted cash included in other assets	12,672	19,416
Total cash, cash equivalents, and restricted cash	$951,234	$532,075
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of June 30, 2025 and December 31, 2024 were $747.5 million and $575.0 million, respectively. Customer I represented 22% and 26% of total accounts receivable as of June 30, 2025 and December 31, 2024, respectively, and no other customer represented more than 10% of total accounts receivable as of June 30, 2025 or December 31, 2024.
For the three and six months ended June 30, 2025 and 2024, no customer represented more than 10% of total revenue.
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
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2025 and December 31, 2024, the Company's contract liabilities were $685.9 million and $566.4 million, respectively. Revenue of $403.6 million and $362.4 million was recognized during the six months ended June 30, 2025 and 2024, respectively, that was included in contract liabilities as of December 31, 2024 and 2023, respectively.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
original terms of twelve months or less. Cancelable contracted revenue, which includes customer deposits, is not considered a remaining performance obligation.
The Company’s remaining performance obligations were $2.4 billion as of June 30, 2025, of which the Company expects to recognize approximately 42% as revenue over the next 12 months, 39% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$477,208	$477,208	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,822	—	4,822	—
Marketable securities:
U.S. Treasury securities	5,022,804	—	5,022,804	—
Publicly-traded equity securities	48,071	48,071	—	—
Total	$5,552,905	$525,279	$5,027,626	$—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,823,046	$1,823,046	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,826	—	4,826	—
Marketable securities:
U.S. Treasury securities	3,110,687	—	3,110,687	—
Publicly-traded equity securities	20,776	20,776	—	—
Total	$4,959,335	$1,843,822	$3,115,513	$—
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Debt Securities
As of June 30, 2025 and December 31, 2024, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,024,728	$10	$(1,934)	$5,022,804
Total debt securities	$5,024,728	$10	$(1,934)	$5,022,804

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,110,278	$1,022	$(613)	$3,110,687
Total debt securities	$3,110,278	$1,022	$(613)	$3,110,687
The Company did not sell any available-for-sale debt securities during the three months ended June 30, 2025 or the three and six months ended June 30, 2024. The Company sold $279.7 million of available-for-sale debt securities during the six months ended June 30, 2025. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to debt securities were recorded during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, available-for-sale debt securities of $4.9 billion and $0.7 billion, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of June 30, 2025 or December 31, 2024 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not attributed to credit-related factors and it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis. No credit-related impairment losses were recorded as of June 30, 2025 or December 31, 2024. All of the Company’s U.S. Treasury securities had contractual maturities due within one year as of June 30, 2025 and December 31, 2024.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three and six months ended June 30, 2025, net unrealized gains from publicly-traded equity securities held at the end of the period were $12.6 million and $1.9 million, respectively. For the three and six months ended June 30, 2024, net unrealized losses from publicly-traded equity securities held at the end of the period were $6.6 million and $12.2 million, respectively.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of June 30, 2025 and December 31, 2024, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $122.9 million and $64.9 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. There were no material upward or downward adjustments or impairments for the privately-held equity securities during the three and six months ended June 30, 2025 or 2024. Cumulative downward adjustments and impairments and cumulative upward adjustments were not material on privately-held equity securities held by the Company as of June 30, 2025.
Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $16.8 million and $30.3 million during the six months ended June 30, 2025 and 2024, respectively.
Strategic Commercial Contracts
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). No Investments were purchased under such Investment Agreements during the six months ended June 30, 2025 or the fiscal year ended December 31, 2024.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assessed the concurrent agreements under the noncash consideration and consideration payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. During the three months ended June 30, 2025 and 2024, revenue recognized from Strategic Commercial Contracts was $5.1 million and $9.2 million, respectively. During the six months ended June 30, 2025 and 2024, revenue recognized from Strategic Commercial Contracts was $10.2 million and $33.1 million, respectively.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Leasehold improvements	$92,401	$85,284
Computer equipment, software, and other	67,713	55,815
Furniture and fixtures	15,052	13,906
Construction in progress	6,533	7,632
Total property and equipment, gross	181,699	162,637
Less: accumulated depreciation and amortization	(138,176)	(122,999)
Total property and equipment, net	$43,523	$39,638
Depreciation and amortization expense related to property and equipment, net was $5.4 million and $6.0 million for the three months ended June 30, 2025 and 2024, respectively, and $10.9 million and $12.1 million for the six months ended June 30, 2025 and 2024, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Accrued payroll and related expenses	$200,123	$306,939
Accrued taxes	63,765	42,243
Accrued other liabilities	129,735	77,864
Total accrued liabilities	$393,623	$427,046
6. Debt
2014 Credit Facility
In October 2014, the Company entered into an unsecured revolving credit facility, which has been subsequently secured by substantially all of the Company’s assets and amended from time to time (as amended, the “2014 Credit Facility”). As of June 30, 2025, the Company had no outstanding debt balances and had undrawn revolving commitments of $500.0 million available to fund working capital and general corporate expenditures under the 2014 Credit Facility, which has a maturity date of March 31, 2027.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of June 30, 2025.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and Contingencies
Purchase Commitments
The Company has commitments with various third parties to purchase primarily cloud hosting services. Under one of its third-party cloud services agreements, as amended, the Company has committed to spend at least $1.95 billion over ten contract years through September 30, 2033, among other things. As of June 30, 2025, the Company satisfied its $160.2 million commitment for the contract year beginning October 1, 2024 and ending September 30, 2025. Additionally, as of June 30, 2025, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of June 30, 2025, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of June 30, 2025 and December 31, 2024.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of June 30, 2025 and December 31, 2024.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein, and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of June 30, 2025.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of June 30, 2025.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,273,764	20,000,000	2,242,389
Class B Common Stock	2,700,000	97,078	2,700,000	95,401
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,371,847	22,701,005	2,338,795
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
During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 0.2 million and 0.4 million shares, respectively, of its Class A common stock for an aggregate amount, including commissions, of $18.6 million

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
and $36.6 million, respectively under the Share Repurchase Program. As of June 30, 2025, approximately $899.2 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and stock appreciation right (“SAR”) activity for the six months ended June 30, 2025 (in thousands, except per share amounts and years):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	178,109	$9.26	6.9	$11,821,740	6,437	$55.75	6.7	$127,976
Granted	—	—			913	131.18
Exercised	(19,102)	4.98			—	—
Canceled and forfeited	(97)	6.01			(122)	53.55
Balance as of June 30, 2025	158,910	$9.77	6.6	$20,109,743	7,228	$65.31	6.5	$522,117
Vested and exercisable as of June 30, 2025	70,110	$7.73	5.9	$9,015,071	—	$—	0.0	$—
As of June 30, 2025, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $453.6 million, and $60.6 million, respectively, which is expected to be recognized over a weighted-average service period of six years. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2025 was $18.56 per share.
Time-Vesting SARs
The Company grants SARs that vest over explicit service periods of up to nine years and are exercisable at expiration, during a limited window, if the Company’s stock price reaches a certain threshold (“Time-Vesting SARs”). Time-Vesting SARs have exercise prices of between $39–$150 and maximum appreciation values of between $60–$300.
The Company determined the grant date fair value of Time-Vesting SARs granted during the six months ended June 30, 2025 using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

Six Months Ended June 30, 2025
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the six months ended June 30, 2025 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	65,236	$14.89	577	$41.93
Granted	3,292	106.06	559	78.85
Vested	(13,425)	18.25	(821)	49.73
Canceled and forfeited	(1,941)	22.13	(16)	78.87
Adjustment for performance achievement(1)			(74)	68.14
Unvested and outstanding as of June 30, 2025	53,162	$19.42	225	$93.99
—————
(1)This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $800.2 million, which the Company expects to recognize over a weighted-average service period of three years. As of June 30, 2025, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$14,973	$12,402	$29,989	$22,818
Sales and marketing	56,040	48,314	108,553	90,470
Research and development	32,068	29,943	63,902	56,817
General and administrative	56,890	51,105	112,866	97,310
Total stock-based compensation expense	$159,971	$141,764	$315,310	$267,415
10. Income Taxes
The Company recorded a provision for income taxes of $3.6 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively, and of $9.2 million and $9.8 million for the six months ended June 30, 2025 and 2024, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of June 30, 2025 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes decreased by an immaterial amount for each of the three and six months ended June 30, 2025 compared to the same periods in 2024.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of June 30, 2025. However, given the Company’s recent earnings and anticipated future earnings, there is a reasonable possibility that it will have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets.

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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate but does not expect that the legislation will have a material impact on the Company’s consolidated financial statements. As the legislation was signed into law after the close of the second quarter ended June 30, 2025, any potential impacts are not included in the Company’s operating results included in this Quarterly Report on Form 10-Q.
11. Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income attributable to common stockholders for diluted earnings per share	$326,727	$134,126	$540,758	$239,656
Denominator
Weighted-average shares used in computing earnings per share:
Basic	2,365,196	2,231,592	2,356,983	2,222,569
Effect of dilutive shares	197,716	183,104	200,928	184,833
Diluted	2,562,912	2,414,696	2,557,911	2,407,402
Earnings per share
Earnings per share attributable to common stockholders:
Basic	$0.14	$0.06	$0.23	$0.11
Diluted	$0.13	$0.06	$0.21	$0.10
Diluted earnings per share is calculated using our weighted-average shares of outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three and six months ended June 30, 2025 and 2024, outstanding potentially dilutive common stock equivalents of RSUs were 1.1 million and 0.8 million, respectively, and were excluded from the computation of diluted earnings per share attributable to common stockholders due to their anti-dilutive effect.
As of June 30, 2025, the Company had 7.2 million Time-Vesting SARs outstanding, of which the maximum number of potentially dilutive shares of Class A common stock upon vesting would be the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Contribution:
Government revenue	$552,983		$370,767		$1,039,946		$706,140
Expenses attributable to government segment	(202,571)		(139,373)		(388,574)		(275,358)
Government contribution	350,412	63%	231,394	62%	651,372	63%	430,782	61%
Commercial revenue	450,714		307,367		847,606		606,332
Expenses attributable to commercial segment	(163,138)		(125,282)		(318,885)		(246,158)
Commercial contribution	287,576	64%	182,085	59%	528,721	62%	360,174	59%
Total contribution	$637,988	64%	$413,479	61%	$1,180,093	63%	$790,956	60%
The reconciliation of contribution to income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from operations	$269,317	$105,339	$445,365	$186,220
Research and development expenses (1)	102,975	78,838	206,030	162,004
General and administrative expenses (1)	105,725	87,538	213,388	175,317
Total stock-based compensation expense	159,971	141,764	315,310	267,415
Total contribution	$637,988	$413,479	$1,180,093	$790,956
—————
(1)Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$732,592	73%	$437,189	64%	$1,361,086	72%	$843,578	64%
United Kingdom	97,172	10%	76,991	11%	186,826	10%	140,192	11%
Rest of world (1)	173,933	17%	163,954	25%	339,640	18%	328,702	25%
Total revenue	$1,003,697	100%	$678,134	100%	$1,887,552	100%	$1,312,472	100%
—————
(1)No other country represented 10% or more of total revenue for the three and six months ended June 30, 2025 or 2024.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands, except years):

	Weighted average useful life	As of June 30, 2025			As of December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.3	$10,400	$(5,547)	$4,853	$10,400	$(4,507)	$5,893
Reacquired rights	4.3	17,618	(6,711)	10,907	17,618	(5,453)	12,165
Total intangible assets		$28,018	$(12,258)	$15,760	$28,018	$(9,960)	$18,058
Amortization expense of intangible assets was not material for the three and six months ended June 30, 2025 or 2024.
As of June 30, 2025, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2025	$2,299
2026	4,597
2027	4,250
2028	2,517
2029	2,097
Thereafter	—
Total	$15,760
14. Related Party Transactions
Alexander Karp, the Company’s Chief Executive Officer, flies on a non-commercial aircraft beneficially owned by him (the “Executive Aircraft”) for business and personal travel. During the six months ended June 30, 2025, the Company incurred expenses related to the use of the Executive Aircraft of $10.2 million.

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
•our expectations regarding our investments in, and enterprise agreements with, various publicly-traded and privately held entities, including special purpose acquisition companies;
•our ability to maintain, protect, and enhance our intellectual property;
•our expectations regarding the amount, timing, and manner of any stock repurchases;
•our expectations regarding our multi-class stock and governance structure and the benefits thereof;
•our expectations regarding macroeconomic conditions, including global political and economic uncertainty, heightened interest rates, monetary policy changes, or the potential or actual imposition of tariffs or other impacts on trade relations;

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
For the three months ended June 30, 2025, we generated $1.0 billion in revenue, reflecting a 48% growth rate from the three months ended June 30, 2024 when we generated $678.1 million in revenue. For the six months ended June 30, 2025, we generated $1.9 billion in revenue, reflecting a 44% growth rate from the six months ended June 30, 2024 when we generated $1.3 billion in revenue.
In the three months ended June 30, 2025, we generated income from operations of $269.3 million, or adjusted income from operations of $464.4 million when excluding stock-based compensation and related employer payroll taxes. In the three months ended June 30, 2024, we generated income from operations of $105.3 million, or adjusted income from operations of $253.6 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2025, we generated income from operations of $445.4 million, or adjusted income from operations of $855.1 million when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2024, we generated income from operations of $186.2 million, or adjusted income from operations of $480.0 million when excluding stock-based compensation and related employer payroll taxes.
In the three months ended June 30, 2025, our gross profit was $810.8 million, reflecting a gross margin of 81%, or 82% when excluding stock-based compensation. In the three months ended June 30, 2024, our gross profit was $549.6 million, reflecting a gross margin of 81%, or 83% when excluding stock-based compensation. In the six months ended June 30, 2025, our gross profit was $1.5 billion, reflecting a gross margin of 81%, or 82% when excluding stock-based compensation. In the six months ended June 30, 2024, our gross profit was $1.1 billion, reflecting a gross margin of 81%, or 83% when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended June 30, 2025, we had 849 customers, including companies in various commercial sectors and government agencies around the world. During the period ended June 30, 2024, we had 593 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended June 30, 2025 was $74.7 million, which grew 30% from an average of $57.3 million in revenue from the top twenty customers during the trailing twelve months ended June 30, 2024, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the six months ended June 30, 2025, 55% of our revenue came from government customers and 45% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the six months ended June 30, 2025, we generated 72% of our revenue from customers in the United States and the remaining 28% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended June 30, 2025 was $2.4 billion, which grew 55% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, geopolitical tensions, heightened interest rates, monetary policy changes, foreign currency fluctuations, and the potential or actual imposition of tariffs or other impacts on trade relations. Additionally, these macroeconomic impacts have disrupted, and may continue to disrupt, the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, when the U.S. dollar strengthens compared to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)), it has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than the U.S. dollar. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the six months ended June 30, 2025 such impacts were not material to our financial position or results of operations.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from operations	$269,317	$105,339	$445,365	$186,220
Add:
Research and development expenses (1)	102,975	78,838	206,030	162,004
General and administrative expenses (1)	105,725	87,538	213,388	175,317
Total stock-based compensation expense	159,971	141,764	315,310	267,415
Total contribution	$637,988	$413,479	$1,180,093	$790,956
Contribution margin	64%	61%	63%	60%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit	$810,763	$549,572	$1,521,648	$1,067,654
Add: stock-based compensation	14,973	12,402	29,989	22,818
Gross profit, excluding stock-based compensation	$825,736	$561,974	$1,551,637	$1,090,472
Gross margin, excluding stock-based compensation	82%	83%	82%	83%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from operations	$269,317	$105,339	$445,365	$186,220
Add: stock-based compensation	159,971	141,764	315,310	267,415
Add: employer payroll taxes related to stock-based compensation	35,097	6,464	94,420	26,390
Adjusted income from operations	$464,385	$253,567	$855,095	$480,025
Adjusted operating margin	46%	37%	45%	37%
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,003,697	$678,134	$1,887,552	$1,312,472
Cost of revenue	192,934	128,562	365,904	244,818
Gross profit	810,763	549,572	1,521,648	1,067,654
Operating expenses:
Sales and marketing	243,788	196,809	480,097	389,986
Research and development	135,043	108,781	269,932	218,821
General and administrative	162,615	138,643	326,254	272,627
Total operating expenses	541,446	444,233	1,076,283	881,434
Income from operations	269,317	105,339	445,365	186,220
Interest income	56,255	46,593	106,696	89,945
Other income (expense), net	6,596	(11,173)	3,423	(24,680)
Income before provision for income taxes	332,168	140,759	555,484	251,485
Provision for income taxes	3,596	5,189	9,195	9,844
Net income	328,572	135,570	546,289	241,641
Less: Net income attributable to noncontrolling interests	1,845	1,444	5,531	1,985
Net income attributable to common stockholders	$326,727	$134,126	$540,758	$239,656

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	19	19	19	19
Gross margin	81	81	81	81
Operating expenses:
Sales and marketing	24	29	26	30
Research and development	14	16	14	17
General and administrative	16	20	17	21
Total operating expenses	54	65	57	67
Income from operations	27	16	24	14
Interest income	5	7	5	7
Other income (expense), net	1	(2)	—	(2)
Income before provision for income taxes	33	21	29	19
Provision for income taxes	—	1	—	1
Net income	33	20	29	18
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	33%	20%	29%	18%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue:
Government	$552,983	$370,767	$182,216	49%	$1,039,946	$706,140	$333,806	47%
Commercial	450,714	307,367	143,347	47%	847,606	606,332	241,274	40%
Total revenue	$1,003,697	$678,134	$325,563	48%	$1,887,552	$1,312,472	$575,080	44%
Revenue increased by $325.6 million, or 48%, for the three months ended June 30, 2025 compared to the same period in 2024. Revenue from government customers increased by $182.2 million, or 49%, for the three months ended June 30, 2025 compared to the same period in 2024. Of the increase, $174.2 million was from government customers existing as of December 31, 2024. Revenue from U.S. government customers was $426.1 million for the three months ended June 30, 2025 compared to $278.0 million for the same period in 2024. Revenue from commercial customers increased by $143.3 million, or 47%, for the three months ended June 30, 2025 compared to the same period in 2024. Of the increase, $86.5 million was from commercial customers existing as of December 31, 2024, including a decrease of $4.1 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $306.5 million for the three months ended June 30, 2025 compared to $159.2 million for the same period in 2024, a 92.5% increase.
Revenue increased by $575.1 million, or 44%, for the six months ended June 30, 2025 compared to the same period in 2024. Revenue from government customers increased by $333.8 million, or 47%, for the six months ended June 30, 2025 compared to the same period in 2024. Of the increase, $322.9 million was from government customers existing as of December 31, 2024. Revenue from U.S. government customers was $799.1 million for the six months ended June 30, 2025 compared to $534.7 million for the same period in 2024. Revenue from commercial customers increased by $241.3 million, or 40%, for the six months ended June 30, 2025 compared to the same period in 2024. Of the increase, $159.7 million was from commercial customers existing as of December 31, 2024, including a decrease of $22.8 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $562.0 million for the six months ended June 30, 2025 compared to $308.9 million for the same period in 2024, a 82% increase.
Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Cost of revenue	$192,934	$128,562	$64,372	50%	$365,904	$244,818	$121,086	49%
Gross profit	$810,763	$549,572	$261,191	48%	$1,521,648	$1,067,654	$453,994	43%
Gross margin	81%	81%	—%		81%	81%	—%
Cost of revenue for the three months ended June 30, 2025 increased by $64.4 million, or 50%, compared to the same period in 2024. The increase was primarily due to increases of $25.9 million in subcontractor expenses and field service representatives, $15.2 million in third-party cloud hosting services, $7.5 million in payroll and other payroll-related costs, and $6.6 million in stock-based compensation expense and related expenses.
Our gross margin for the three months ended June 30, 2025 and 2024 was 81%.
Cost of revenue for the six months ended June 30, 2025 increased by $121.1 million, or 49%, compared to the same period in 2024. The increase was primarily due to increases of $43.5 million in subcontractor expenses and field-service representatives, $28.9 million in third-party cloud hosting services, $18.1 million in stock-based compensation expense and related expenses, and $15.3 million in payroll and other payroll-related costs.

Our gross margin for the six months ended June 30, 2025 and 2024 was 81%.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Sales and marketing	$243,788	$196,809	$46,979	24%	$480,097	$389,986	$90,111	23%
Research and development	135,043	108,781	26,262	24%	269,932	218,821	51,111	23%
General and administrative	162,615	138,643	23,972	17%	326,254	272,627	53,627	20%
Total operating expenses	$541,446	$444,233	$97,213	22%	$1,076,283	$881,434	$194,849	22%
Sales and Marketing
Sales and marketing costs increased by $47.0 million, or 24%, for the three months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $18.2 million in stock-based compensation expense and related expenses and $16.0 million in payroll and other payroll-related costs.
Sales and marketing costs increased by $90.1 million, or 23%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $41.1 million in stock-based compensation expense and related expenses and $23.8 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development costs increased by $26.3 million, or 24%, for the three months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $10.3 million in stock-based compensation expense and related expenses, $6.9 million in third-party cloud hosting services, and $4.8 million in payroll and other payroll-related costs.
Research and development costs increased by $51.1 million, or 23%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $23.8 million in stock-based compensation expense and related expenses, $9.9 million in third-party cloud hosting services, and $8.8 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative costs increased by $24.0 million, or 17%, for the three months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to an increase of $11.8 million in stock-based compensation expense and related expenses and $4.2 million in payroll and other payroll-related costs.
General and administrative costs increased by $53.6 million, or 20%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to an increase of $32.9 million in stock-based compensation expense and related expenses and $7.8 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.

Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Cost of revenue	$14,973	$12,402	$2,571	21%	$29,989	$22,818	$7,171	31%
Sales and marketing	56,040	48,314	7,726	16%	108,553	90,470	18,083	20%
Research and development	32,068	29,943	2,125	7%	63,902	56,817	7,085	12%
General and administrative	56,890	51,105	5,785	11%	112,866	97,310	15,556	16%
Total stock-based compensation expense	$159,971	$141,764	$18,207	13%	$315,310	$267,415	$47,895	18%
Stock-based compensation expenses increased by $18.2 million, or 13%, and $47.9 million, or 18%, for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. The increase was driven by expense from new grants awarded since June 30, 2024, including restricted stock units (“RSUs”), performance-based RSUs (“P-RSUs”), and stock appreciation rights (“SARs”), partially offset by reductions in expense from equity awards that became fully vested and forfeitures.
Interest Income

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	Amount	2025	2024	Amount
Interest income	$56,255	$46,593	$9,662	$106,696	$89,945	$16,751
Interest income increased by $9.7 million and $16.8 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to an increase in our interest-bearing cash, cash equivalents, and investments in short-term U.S. Treasury securities.
Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	Amount	2025	2024	Amount
Other income (expense), net	$6,596	$(11,173)	$17,769	$3,423	$(24,680)	$28,103
Other income (expense), net changed by $17.8 million and $28.1 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to unrealized gains and lower realized losses from marketable securities.
Provision for Income Taxes

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	Amount	2025	2024	Amount
Provision for income taxes	$3,596	$5,189	$(1,593)	$9,195	$9,844	$(649)
Provision for income taxes decreased by an immaterial amount for the three and six months ended June 30, 2025 compared to the same periods in 2024. For additional information see Note 10. Income Taxes in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate but do not expect that the legislation will have a material impact on our consolidated financial statements. As the legislation was signed into law after the close of the second quarter ended June 30, 2025, any potential impacts are not included in our operating results included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
We generated positive cash flow from operations for the six months ended June 30, 2025. We had cash and cash equivalents and short-term U.S. Treasury securities totaling $6.0 billion available as of June 30, 2025. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future. We continue to evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
As of June 30, 2025, our accumulated deficit balance was $4.6 billion, and our principal sources of liquidity were cash, cash equivalents, and short-term U.S. Treasury securities totaling $6.0 billion.
As of June 30, 2025, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In August 2023, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). During the six months ended June 30, 2025, the Company repurchased and subsequently retired 0.4 million shares of its Class A common stock for an aggregate amount, including commissions, of $36.6 million under the Share Repurchase Program. As of June 30, 2025, approximately $899.2 million of the originally authorized amount under our Share Repurchase Program remained available for future repurchases.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$849,514	$273,766
Investing activities	(2,007,287)	(660,123)
Financing activities	(22,447)	73,273
Effect of foreign exchange on cash, cash equivalents, and restricted cash	11,518	(4,948)
Net decrease in cash, cash equivalents, and restricted cash	$(1,168,702)	$(318,032)
Operating Activities
Net cash provided by operating activities was $849.5 million and $273.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by revenue growth, timing of payments from and billings to customers, and timing of payments to vendors.
Investing Activities
Net cash used in investing activities was $2.0 billion and $0.7 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used in investing activities was primarily due to increased purchases of short-term U.S. Treasury securities compared to prior year.
Financing Activities
Net cash used in financing activities was $22.4 million for the six months ended June 30, 2025 and net cash provided by financing activities was $73.3 million for the six months ended June 30, 2024. Financing cash inflows consisted primarily of proceeds from the exercise of common stock options. Financing cash outflows were driven by taxes paid related to the net share settlement of SARs and repurchases of our Class A common stock.
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
Market Risk
As of June 30, 2025, we held publicly-traded equity securities valued at $48.1 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions including ongoing volatility related to the Russia-Ukraine, and Israel and broader Middle East conflicts, heightened interest rates, or the potential or actual imposition of tariffs or other impacts on trade relations.
As of June 30, 2025, we held privately-held equity securities valued at $122.9 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:
•we had a history of incurring net losses prior to achieving profitability, and we anticipate our operating expenses will continue to increase, and we may not be able to maintain profitability in the future;
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
Risks Related to Our Business and Industry
We had a history of incurring net losses prior to achieving profitability, and we anticipate our operating expenses will continue to increase, and we may not be able to maintain profitability in the future.
Although we have achieved profitability in accordance with U.S. GAAP, we incurred net losses in each period from our inception through the third quarter of 2022. We may not maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. In addition, while we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased expenses or losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model has historically required us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them. Though we have begun to integrate shorter, more cost-effective programs such as bootcamps, these initial deployments (including bootcamps) may result in no or minimal future revenue. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from maintaining profitability in the future. Any failure by us to maintain or increase profitability in the future or achieve our profitability targets could adversely affect our business, financial condition, and results of operations.
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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflict in the Middle East, heightened interest rates, monetary policy changes, foreign currency fluctuations, or the potential or actual imposition of tariffs or other impacts on trade relations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 17% and 18% of our revenue for the years ended December 31, 2024 and 2023, respectively, and 17% of our revenue for the six months ended June 30, 2025 and 2024. Our top three customers by revenue, for the six months ended June 30, 2025, have been with us for an average of thirteen years as of June 30, 2025. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
•cyberattacks and other actual or perceived data, privacy, cyber or physical security breaches or incidents and related expenses;
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
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of ongoing conflicts, such as those in Russia-Ukraine, and Israel and the broader Middle East, and any related economic sanctions and regional instability, heightened interest rates, monetary policy changes, foreign currency fluctuations, or the potential or actual imposition of tariffs or other impacts on trade relations.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base of 4,164 full-time employees as of June 30, 2025 in various countries around the world. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow and operate as a public company, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
We believe that maintaining and enhancing our brand identity and reputation is important to our relationships with, and to our ability to attract and retain customers, partners, investors, and employees. The successful promotion of our brand depends upon our ability to continue to offer high-quality software, maintain strong relationships with our customers, the community, and others, while successfully differentiating our platforms from those of our competitors. Unfavorable media coverage, or media coverage that creates or enhances misconceptions or falsehoods about our business or contracts, regardless of its accuracy or the reputability of its source, may adversely affect our brand and reputation. We anticipate that as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we do not successfully maintain and enhance our brand identity and reputation, we may fail to attract and retain employees, customers, investors, or partners, grow our business, or sustain pricing power, all of which could adversely impact our business, financial condition, results of operations, and growth prospects. Additionally, despite our internal safeguards and efforts to the contrary, and as our platforms and products become more widely accessible, we cannot guarantee that our customers will not ultimately use our platforms for purposes inconsistent with our company values, and such uses may harm our brand and reputation.
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
Our platforms are generally offered on a productized basis to minimize our customers’ overall cost of acquisition, maintenance, and deployment time. Many of our customers and potential customers are instead generally familiar with the practice of purchasing or licensing software through labor contracts, where custom software is written for specific applications, the intellectual property in such software is often owned by the customer, and the software typically requires additional labor contracts for modifications, updates, and services during the life of that specific software. Customers may be unable or unwilling to accept our model of commercial software procurement. Should our customers be unable or unwilling to accept this model of commercial software procurement, our growth could be materially diminished, which could adversely impact our business, financial condition, results of operations, and growth prospects.
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
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the ongoing Russia-Ukraine conflict and related economic sanctions, heightened interest rates, monetary policy changes, or the potential or actual imposition of tariffs or other impacts on trade relations), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of June 30, 2025, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of June 30, 2025, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $340.6 million inclusive of $10.4 million of contractual options, as of June 30, 2025. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of June 30, 2025, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $316.5 million, of which $10.2 million was recognized by us during the six months ended June 30, 2025.
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
We strive to protect our customers’ confidential information and individuals’ privacy interests consistent with applicable laws, directives, and regulations. Consequently, we do not provide information about our customers to third parties without legal process. From time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our technology platforms in a manner to permit access or monitoring. In light of our confidentiality and privacy commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers or portions of the public. Conversely, to the extent that we do provide such assistance in accordance with applicable law, or do not challenge those requests publicly in court, we may experience adverse political, business, and reputational consequences from other customers or portions of the public arising from concerns over privacy or the government’s activities.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite recent developments including the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure establishing the California Privacy Rights Act (“CPRA”) in 2020. The CCPA and CPRA regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide disclosures to California consumers, and affording such consumers abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. The CCPA’s enactment marked the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the subsequent adoption of state-level comprehensive consumer privacy legislation. For example, Connecticut, Virginia, Colorado and Utah each has enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas each has enacted similar legislation that took effect in 2024; Tennessee, Iowa, Delaware, New Hampshire, New Jersey, Maryland, Minnesota, and Nebraska each has enacted similar legislation that have taken, or will take, effect in 2025; and Indiana, Kentucky, and Rhode Island each has enacted similar legislation that will become effective in 2026. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity, such as Washington’s My Health My Data Act, which includes a private right of action.
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
Additionally, post-Brexit updates to United Kingdom (“U.K.”) data protection laws and regulations, such as the Data (Access and Use) Act 2025, while largely conforming to EU GDPR standards paving the way for a 2021 European Commission adequacy determination for export of personal data from the European Economic Area to the U.K., may change over time as the U.K. and its regulator, the Information Commissioner’s Office, continue to examine its global market standing, and a formal sunset clause will necessitate a reassessment and renegotiated terms to carry the determination beyond December 2025. Modifications in the standards for valid data transfer to the U.S. from the U.K., the EU, Switzerland, and other countries using standard contractual clauses or similar mechanisms may further require us to change our product and business practices, as well as to update client agreements in ways that introduce additional costs to our business.
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, when effective, will impose onerous obligations related to the development, sale and use of AI-related systems. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Many states have signed private-sector AI governance legislation focused on narrower aspects of AI oversight. Further, certain administrations have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine and Middle East conflicts, incidents of terrorism, such as Hamas’ attack against Israel, pandemics, or responses to these events; and
•general macroeconomic conditions, such as heightened interest rates, the potential or actual imposition of tariffs or other impacts on trade relations, and slow or negative growth of our markets.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of June 30, 2025, approximately 0.7 million options will expire through December 2025 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of June 30, 2025, there were 2,273,764,302 shares of our Class A common stock outstanding, 97,077,840 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of June 30, 2025, there were outstanding options to purchase an aggregate of 26,939,266 shares of our Class A common stock and 131,970,461 shares of our Class B common stock, 25,597,111 shares of our Class A common stock and 27,600,000 shares of Class B common stock subject to RSUs, 7,239,195 shares of our Class A common stock subject to SARs and 226,001 shares of our Class A common stock subject to P-RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.

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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22% of the voting power of our outstanding capital stock in the aggregate as of July 28, 2025.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of July 28, 2025. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding

Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,371,847,142 shares of our common stock outstanding as of June 30, 2025. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of June 30, 2025, our Founders were 57, 57, and 42 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. In recent years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. Although inflation levels have decreased from their highest levels in the United States, the EU, and the U.K., the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and could maintain or raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. Downturns in macroeconomic conditions, including heightened interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, and the conflict resulting from Hamas’ attack on Israel and ongoing conflict in the Middle East; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; the potential or actual imposition of tariffs or other impacts on trade relations; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding relationships with existing customers, and lower or no growth. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us and we may not realize the full value of our commercial contracts with such customers as a result.
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
When the U.S. dollar strengthens compared to other currencies, it generally increases the real cost of our platforms to our customers outside of the United States, which could reduce demand for our platforms and adversely affect our financial condition and results of operations. Fluctuations in the value of foreign currencies have resulted and could continue to result in the dollar equivalent of our revenues being lower, result in increased expenses for our non-U.S. operations, or otherwise impact our financial condition and results of operations.
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

In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We have been, and may continue to be, subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Colorado headquarters has experienced climate-related events and may continue to at an increasing frequency in the future, including drought, water scarcity, heat waves, and wildfires resulting in air quality impacts and power shutoffs. Additionally, while many of our employees have returned to our offices, it could be particularly difficult to mitigate the impact of these events on our employees continuing to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers, and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes stock repurchases during the three months ended June 30, 2025 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased under Share Repurchase Program(2)	Approximate Dollar Amount Available for Future Purchases under Share Repurchase Program(2)
April 1, 2025 - April 30, 2025	68,318	$92.20	68,318	$911,507
May 1, 2025 - May 31, 2025	51,573	$122.14	51,573	$905,208
June 1, 2025 - June 30, 2025	44,120	$135.96	44,120	$899,209
Total	164,011		164,011
—————
(1)Includes related commissions.
(2)In August 2023, our Board of Directors authorized the Share Repurchase Program which allows for the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock. The Share Repurchase Program does not have an expiration date and does not obligate us to repurchase any specific number of shares and may be discontinued at any time. For additional information see Note 8. Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2025, the following officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On May 14, 2025, David Glazer, our Chief Financial Officer and Treasurer, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on September 12, 2024 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, which is incorporated herein by reference.
On May 14, 2025, Mr. Glazer terminated a later-commencing Rule 10b5-1 trading arrangement, which was previously adopted on March 12, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which is incorporated herein by reference.
On May 30, 2025, Jeffrey Buckley, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 11,628 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On June 3, 2025, Mr. Glazer adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 329,400 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until March 2, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended June 30, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PALANTIR TECHNOLOGIES INC.

Date: August 4, 2025	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2025	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2025	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)