Form 10-Q
period 2025-09-30
Palantir Technologies Inc.
filed 2025-11-04
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, there were 2,284,334,012 shares of the registrant’s Class A common stock outstanding, 98,097,326 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of September 30, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,615,967	$2,098,524
Marketable securities	4,821,850	3,131,463
Accounts receivable, net	1,005,910	575,048
Prepaid expenses and other current assets	142,429	129,254
Total current assets	7,586,156	5,934,289
Property and equipment, net	45,706	39,638
Operating lease right-of-use assets	204,315	200,740
Other assets	277,783	166,217
Total assets	$8,113,960	$6,340,884
Liabilities and Equity
Current liabilities:
Accounts payable	$67,503	$103
Accrued liabilities	381,737	427,046
Deferred revenue	316,722	259,624
Customer deposits	368,170	265,252
Operating lease liabilities	46,271	43,993
Total current liabilities	1,180,403	996,018
Deferred revenue, noncurrent	43,901	39,885
Customer deposits, noncurrent	1,570	1,663
Operating lease liabilities, noncurrent	189,165	195,226
Other noncurrent liabilities	10,652	13,685
Total liabilities	1,425,691	1,246,477
Commitments and Contingencies (Note 7)
Palantir's stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of September 30, 2025 and December 31, 2024; 2,284,210 and 2,242,389 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; 2,700,000 Class B shares authorized as of September 30, 2025 and December 31, 2024; 98,099 and 95,401 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of September 30, 2025 and December 31, 2024	2,383	2,339
Additional paid-in capital	10,747,603	10,193,970
Accumulated other comprehensive income (loss), net	11,537	(5,611)
Accumulated deficit	(4,171,066)	(5,187,423)
Total Palantir's stockholders’ equity	6,590,457	5,003,275
Noncontrolling interests	$97,812	$91,132
Total equity	$6,688,269	$5,094,407
Total liabilities and equity	$8,113,960	$6,340,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,181,092	$725,516	$3,068,644	$2,037,988
Cost of revenue	207,307	146,639	573,211	391,457
Gross profit	973,785	578,877	2,495,433	1,646,531
Operating expenses:
Sales and marketing	274,636	209,474	754,733	599,460
Research and development	144,191	117,555	414,123	336,376
General and administrative	161,702	138,708	487,956	411,335
Total operating expenses	580,529	465,737	1,656,812	1,347,171
Income from operations	393,256	113,140	838,621	299,360
Interest income	59,762	52,120	166,458	142,065
Other income (expense), net	27,483	(8,110)	30,906	(32,790)
Income before provision for income taxes	480,501	157,150	1,035,985	408,635
Provision for income taxes	3,753	7,809	12,948	17,653
Net income	476,748	149,341	1,023,037	390,982
Less: Net income attributable to noncontrolling interests	1,149	5,816	6,680	7,801
Net income attributable to common stockholders	$475,599	$143,525	$1,016,357	$383,181
Earnings per share attributable to common stockholders, basic	$0.20	$0.06	$0.43	$0.17
Earnings per share attributable to common stockholders, diluted	$0.18	$0.06	$0.40	$0.16
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, basic	2,377,167	2,250,032	2,363,785	2,231,790
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, diluted	2,571,057	2,459,589	2,562,367	2,424,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$476,748	$149,341	$1,023,037	$390,982
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,870)	5,887	10,795	4,719
Net unrealized gain (loss) on available-for-sale securities	8,686	4,094	6,353	(581)
Comprehensive income	483,564	159,322	1,040,185	395,120
Less: Comprehensive income attributable to noncontrolling interests	1,149	5,937	6,680	7,815
Comprehensive income attributable to common stockholders	$482,415	$153,385	$1,033,505	$387,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2025	2,371,847	$2,372	$10,568,473	$4,721	$(4,646,665)	$5,928,901	$96,663	$6,025,564
Issuance of common stock from the exercise of stock options	4,890	4	25,634	—	—	25,638	—	25,638
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	6,697	7	(7)	—	—	—	—	—
Repurchases of common stock	(120)	—	(19,195)	—	—	(19,195)	—	(19,195)
Stock-based compensation	—	—	172,698	—	—	172,698	—	172,698
Other comprehensive income	—	—	—	6,816	—	6,816	—	6,816
Net income	—	—	—	—	475,599	475,599	1,149	476,748
Balance as of September 30, 2025	2,383,314	$2,383	$10,747,603	$11,537	$(4,171,066)	$6,590,457	$97,812	$6,688,269

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407
Issuance of common stock from the exercise of stock options	23,992	23	120,816	—	—	120,839	—	120,839
Issuance of common stock upon release of RSUs and P-RSUs	21,022	21	(21)	—	—	—	—	—
Repurchases of common stock	(495)	—	(55,789)	—	—	(55,789)	—	(55,789)
Stock-based compensation	—	—	488,627	—	—	488,627	—	488,627
Other comprehensive income	—	—	—	17,148	—	17,148	—	17,148
Net income	—	—	—	—	1,016,357	1,016,357	6,680	1,023,037
Balance as of September 30, 2025	2,383,314	$2,383	$10,747,603	$11,537	$(4,171,066)	$6,590,457	$97,812	$6,688,269

Palantir Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2024	2,237,939	$2,238	$9,463,178	$(4,935)	$(5,409,957)	$4,050,524	$87,282	$4,137,806
Issuance of common stock from the exercise of stock options	23,312	24	170,313	—	—	170,337	—	170,337
Issuance of common stock upon release of RSUs and P-RSUs	9,183	9	(9)	—	—	—	—	—
Repurchases of common stock	(625)	(1)	(18,898)	—	—	(18,899)	—	(18,899)
Stock-based compensation	—	—	142,796	—	—	142,796	—	142,796
Other comprehensive income	—	—	—	9,860	—	9,860	121	9,981
Net income	—	—	—	—	143,525	143,525	5,816	149,341
Balance as of September 30, 2024	2,269,809	$2,270	$9,757,380	$4,925	$(5,266,432)	$4,498,143	$93,219	$4,591,362

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965
Issuance of common stock from the exercise of stock options	44,188	45	270,162	—	—	270,207	—	270,207
Issuance of common stock upon release of RSUs and P-RSUs	27,273	27	(27)	—	—	—	—	—
Repurchases of common stock	(1,780)	(2)	(45,596)	—	—	(45,598)	—	(45,598)
Stock-based compensation	—	—	410,668	—	—	410,668	—	410,668
Other comprehensive income	—	—	—	4,124	—	4,124	14	4,138
Net income	—	—	—	—	383,181	383,181	7,801	390,982
Balance as of September 30, 2024	2,269,809	$2,270	$9,757,380	$4,925	$(5,266,432)	$4,498,143	$93,219	$4,591,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$1,023,037	$390,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,127	24,581
Stock-based compensation	487,628	409,840
Unrealized and realized (gain) loss from marketable securities, net	5,005	26,021
Noncash consideration	(32,053)	(34,789)
Other operating activities	15,833	51,156
Changes in operating assets and liabilities:
Accounts receivable, net	(422,977)	(311,699)
Prepaid expenses and other assets	50,343	(15,491)
Accounts payable and accrued liabilities	90,582	49,859
Contract liabilities	160,154	132,340
Other liabilities	(39,501)	(29,262)
Net cash provided by operating activities	1,357,178	693,538
Investing activities
Purchases of property and equipment	(20,610)	(9,528)
Purchases of marketable securities	(6,091,513)	(3,418,699)
Proceeds from sales and redemption of marketable securities	4,360,327	2,451,378
Purchases of privately-held securities	(72,924)	(4,000)
Other investing activities	(1,000)	—
Net cash used in investing activities	(1,825,720)	(980,849)
Financing activities
Proceeds from the exercise of common stock options	120,839	270,207
Repurchases of common stock	(55,789)	(45,598)
Taxes paid related to net share settlement of equity awards	(81,117)	—
Other financing activities	55	91
Net cash provided by (used in) financing activities	(16,012)	224,700
Effect of foreign exchange on cash, cash equivalents, and restricted cash	9,444	960
Net decrease in cash, cash equivalents, and restricted cash	(475,110)	(61,651)
Cash, cash equivalents, and restricted cash - beginning of period	2,119,936	850,107
Cash, cash equivalents, and restricted cash - end of period	$1,644,826	$788,456
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2025, except for the changes noted below.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2025	2024
Cash and cash equivalents	$1,615,967	$768,710
Restricted cash included in prepaid expenses and other current assets	9,454	79
Restricted cash included in other assets	19,405	19,667
Total cash, cash equivalents, and restricted cash	$1,644,826	$788,456
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of September 30, 2025 and December 31, 2024 were $1.0 billion and $0.6 billion, respectively. Customer I represented 16% and 26% of total accounts receivable as of September 30, 2025 and December 31, 2024, respectively, and Customer J represented 11% of total accounts receivable as of September 30, 2025. No other customer represented more than 10% of total accounts receivable as of September 30, 2025 or December 31, 2024.
For the three and nine months ended September 30, 2025 and 2024, no customer represented more than 10% of total revenue.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company plans to adopt the standard in its consolidated financial statement for the year ending December 31, 2025, and expects the adoption to result in expanded income tax disclosures, but does not expect it to have a material impact on its financial position or consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which simplifies the capitalization guidance related to internal-use software by removing all references to software development project stages so the guidance is neutral to different software development methods. This ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted and can be applied using a prospective, retrospective, or modified transition approach. The Company is currently evaluating the impacts of the new standard on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers, which refines the scope of the guidance on derivatives in Accounting Standards Codification (“ASC”) 815 and clarifies the guidance on share-based payments from a customer in ASC 606. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The guidance can be applied prospectively to new contracts entered into on or after the date of adoption or on a modified

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
retrospective basis for contracts existing as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impacts of the new standard on its consolidated financial statements.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of September 30, 2025 and December 31, 2024, the Company's contract liabilities were $730.4 million and $566.4 million, respectively. Revenue of $506.9 million and $440.9 million was recognized during the nine months ended September 30, 2025 and 2024, respectively, that was included in contract liabilities as of December 31, 2024 and 2023, respectively.
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
The Company’s remaining performance obligations were $2.6 billion as of September 30, 2025, of which the Company expects to recognize approximately 44% as revenue over the next 12 months, 41% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
Disaggregation of Revenue
See Note 12. Segment and Geographic Information for disaggregated revenue by customer segment and geographic region.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$971,705	$971,705	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,834	—	4,834	—
Marketable securities:
U.S. Treasury securities	4,779,769	—	4,779,769	—
Publicly-traded equity securities	42,081	42,081	—	—
Total	$5,798,389	$1,013,786	$4,784,603	$—

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,823,046	$1,823,046	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,826	—	4,826	—
Marketable securities:
U.S. Treasury securities	3,110,687	—	3,110,687	—
Publicly-traded equity securities	20,776	20,776	—	—
Total	$4,959,335	$1,843,822	$3,115,513	$—
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
Debt Securities
As of September 30, 2025 and December 31, 2024, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,773,008	$7,095	$(334)	$4,779,769
Total debt securities	$4,773,008	$7,095	$(334)	$4,779,769

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,110,278	$1,022	$(613)	$3,110,687
Total debt securities	$3,110,278	$1,022	$(613)	$3,110,687
The Company did not sell any available-for-sale debt securities during the three months ended September 30, 2025 or during the three and nine months ended September 30, 2024. The Company sold $279.7 million of available-for-sale debt securities during the nine months ended September 30, 2025. The realized gains and losses from those sales were immaterial. No credit or non-credit losses related to debt securities were recorded during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, available-for-sale debt securities of $1.3 billion and $0.7 billion, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of September 30, 2025 or December 31, 2024 were in a continuous unrealized loss position for greater than 12 months. The decline in fair value below amortized cost basis was not attributed to credit-related factors and it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis. No credit-related impairment losses were recorded as of September 30, 2025 or December 31, 2024. All of the Company’s U.S. Treasury securities had contractual maturities due within one year as of September 30, 2025 and December 31, 2024.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three months ended

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2025 and 2024, net unrealized losses from publicly-traded equity securities held at the end of each period were $6.0 million and $5.4 million, respectively. For the nine months ended September 30, 2025 and 2024, net unrealized losses from publicly-traded equity securities held at the end of each period were $2.8 million and $12.2 million, respectively.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of September 30, 2025 and December 31, 2024, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $163.2 million and $64.9 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. There were upward adjustments on privately-held equity securities of $30.7 million during the three and nine months ended September 30, 2025, and no upward adjustments on privately-held equity securities during the three and nine months ended September 30, 2024. There were no downward adjustments or impairments on the privately-held equity securities during the three and nine months ended September 30, 2025 and 2024. Cumulative upward adjustments were $30.7 million and cumulative downward adjustments and impairments were not material on privately-held equity securities held by the Company as of September 30, 2025.
Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $26.2 million and $41.5 million during the nine months ended September 30, 2025 and 2024, respectively.
Strategic Commercial Contracts
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). No Investments were purchased under such Investment Agreements during the nine months ended September 30, 2025 or the fiscal year ended December 31, 2024.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assessed the concurrent agreements under the noncash consideration and consideration payable to a customer guidance within Accounting Standards Codification 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. During the three months ended September 30, 2025 and 2024, revenue recognized from Strategic Commercial Contracts was $2.9 million and $9.6 million, respectively. During the nine months ended September 30, 2025 and 2024, revenue recognized from Strategic Commercial Contracts was $13.2 million and $42.7 million, respectively.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Leasehold improvements	$97,182	$85,284
Computer equipment, software, and other	70,280	55,815
Furniture and fixtures	15,075	13,906
Construction in progress	5,959	7,632
Total property and equipment, gross	188,496	162,637
Less: accumulated depreciation and amortization	(142,790)	(122,999)
Total property and equipment, net	$45,706	$39,638
Depreciation and amortization expense related to property and equipment, net was $4.8 million and $6.1 million for the three months ended September 30, 2025 and 2024, respectively, and $15.7 million and $18.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accrued payroll and related expenses	$174,527	$306,939
Accrued other liabilities	207,210	120,107
Total accrued liabilities	$381,737	$427,046
6. Debt
2014 Credit Facility
The Company has a secured revolving credit facility, which provides for aggregate revolving commitments of $500.0 million, and has a maturity date of March 31, 2027 (as amended, the “2014 Credit Facility”). As of September 30, 2025, the Company had no outstanding debt balances under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of September 30, 2025.
7. Commitments and Contingencies
Purchase Commitments
The Company has commitments with various third parties to purchase primarily cloud hosting services. Under one of its third-party cloud services agreements, as amended, the Company has committed to spend at least $1.95 billion over ten contract years through September 30, 2033, among other things. The Company satisfied its $160.2 million commitment for the contract year ending September 30, 2025. The commitment amount for the contract year beginning October 1, 2025 and ending September 30, 2026 is $170.2 million.
Additionally, as of September 30, 2025, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of September 30, 2025, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of September 30, 2025 and December 31, 2024.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of September 30, 2025 and December 31, 2024.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein, and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of September 30, 2025.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of September 30, 2025.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,284,210	20,000,000	2,242,389
Class B Common Stock	2,700,000	98,099	2,700,000	95,401
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,383,314	22,701,005	2,338,795
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
During the three and nine months ended September 30, 2025, the Company repurchased and subsequently retired 0.1 million and 0.5 million shares, respectively, of its Class A common stock for an aggregate amount, including commissions, of $19.2 million and $55.8 million, respectively under the Share Repurchase Program. As of September 30, 2025, approximately $880.0 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and stock appreciation right (“SAR”) activity for the nine months ended September 30, 2025 (in thousands, except per share amounts and years):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	178,109	$9.26	6.9	$11,821,740	6,437	$55.75	6.7	$127,976
Granted	—	—			5,061	218.86
Exercised	(23,992)	5.04			—	—
Canceled and forfeited	(168)	6.45			(237)	53.81
Balance as of September 30, 2025	153,949	$9.92	6.4	$26,556,634	11,261	$129.10	7.3	$831,612
Vested and exercisable as of September 30, 2025	69,724	$8.15	5.7	$12,150,790	—	$—	0.0	$—
As of September 30, 2025, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $429.8 million and $151.3 million, respectively, which is expected to be recognized over a weighted-average service period of five and eight years, respectively. The weighted-average grant-date fair value of SARs granted during the nine months ended September 30, 2025 was $22.43 per share.
Time-Vesting SARs
The Company grants SARs that vest over explicit service periods of up to nine years and are exercisable at expiration, during a limited window, if the Company’s stock price reaches a certain threshold (“Time-Vesting SARs”). Time-Vesting SARs have exercise prices of between $39–$250 and maximum appreciation values of between $60–$300.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company determined the grant-date fair value of Time-Vesting SARs granted during the nine months ended September 30, 2025 using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

Nine Months Ended September 30, 2025
Expected volatility rate	56.9% - 66.1%
Expected term (in years)	3.4 - 9.3
Risk-free interest rate	4.0% - 4.6%
Expected dividend yield	—%
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
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the nine months ended September 30, 2025 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	65,236	$14.89	577	$41.93
Granted	4,976	129.64	695	93.75
Vested	(19,893)	18.57	(1,047)	59.29
Canceled and forfeited	(2,730)	25.08	(18)	93.98
Adjustment for performance achievement(1)			(74)	68.14
Unvested and outstanding as of September 30, 2025	47,589	$24.76	133	$154.86
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $947.1 million, which the Company expects to recognize over a weighted-average service period of three years. As of September 30, 2025, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$15,789	$13,123	$45,778	$35,941
Sales and marketing	63,148	50,698	171,701	141,168
Research and development	35,049	30,715	98,951	87,532
General and administrative	58,332	47,889	171,198	145,199
Total stock-based compensation expense	$172,318	$142,425	$487,628	$409,840

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Income Taxes
The Company recorded a provision for income taxes of $3.8 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively, and of $12.9 million and $17.7 million for the nine months ended September 30, 2025 and 2024, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of September 30, 2025 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes decreased by $4.1 million and $4.7 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decreases were primarily related to non-recurring foreign tax expense in the prior year related to foreign tax audits, as well as decreased foreign withholding taxes.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of September 30, 2025. However, given the Company’s recent earnings and anticipated future earnings, there is a reasonable possibility that it will have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets.
The Organisation for Economic Co-operation and Development (“OECD”) global minimum tax provision (“Pillar Two”) rules are at varying stages of adoption across jurisdictions where the Company operates. While the United States has not yet adopted Pillar Two, several countries have enacted Pillar Two and these rules were applicable to the Company starting January 1, 2024. The adoption of Pillar Two rules may affect the Company’s effective tax rates and current tax obligations and liabilities. Based on the Company’s analysis of currently enacted Pillar Two provisions, these tax law changes did not have a material impact on the Company’s consolidated financial statements.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The provisions have multiple effective dates, with certain provisions effective in the current fiscal year and others in subsequent years. The Company is evaluating the full effects of the legislation and, based on preliminary analysis, does not expect that the legislation will have a material impact on the Company’s estimated annual effective tax rate or its consolidated financial statements in the current fiscal year.
11. Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income attributable to common stockholders for diluted earnings per share	$475,599	$143,525	$1,016,357	$383,181
Denominator
Weighted-average shares used in computing earnings per share:
Basic	2,377,167	2,250,032	2,363,785	2,231,790
Effect of dilutive shares	193,890	209,557	198,582	193,074
Diluted	2,571,057	2,459,589	2,562,367	2,424,864
Earnings per share
Earnings per share attributable to common stockholders:
Basic	$0.20	$0.06	$0.43	$0.17
Diluted	$0.18	$0.06	$0.40	$0.16

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Diluted earnings per share is calculated using our weighted-average shares of outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three and nine months ended September 30, 2025 and 2024, outstanding potentially dilutive common stock equivalents of RSUs were 1.3 million and 6.7 million, respectively, and were excluded from the computation of diluted earnings per share attributable to common stockholders due to their anti-dilutive effect.
As of September 30, 2025, the Company had 11.3 million Time-Vesting SARs outstanding, of which the maximum number of potentially dilutive shares of Class A common stock upon vesting would be the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time.
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
Financial information for each reportable segment was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Contribution:
Government revenue	$632,676		$408,341		$1,672,622		$1,114,481
Expenses attributable to government segment	(214,967)		(165,114)		(603,541)		(440,472)
Government contribution	417,709	66%	243,227	60%	1,069,081	64%	674,009	60%
Commercial revenue	548,416		317,175		1,396,022		923,507
Expenses attributable to commercial segment	(188,039)		(127,178)		(506,924)		(373,336)
Commercial contribution	360,377	66%	189,997	60%	889,098	64%	550,171	60%
Total contribution	$778,086	66%	$433,224	60%	$1,958,179	64%	$1,224,180	60%
The reconciliation of contribution to income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from operations	$393,256	$113,140	$838,621	$299,360
Research and development expenses (1)	109,142	86,840	315,172	248,844
General and administrative expenses (1)	103,370	90,819	316,758	266,136
Total stock-based compensation expense	172,318	142,425	487,628	409,840
Total contribution	$778,086	$433,224	$1,958,179	$1,224,180
—————
(1) Excludes stock-based compensation expense.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$882,571	75%	$498,986	69%	$2,243,657	73%	$1,342,564	66%
United Kingdom	114,713	10%	69,496	10%	301,539	10%	209,688	10%
Rest of world (1)	183,808	15%	157,034	21%	523,448	17%	485,736	24%
Total revenue	$1,181,092	100%	$725,516	100%	$3,068,644	100%	$2,037,988	100%
—————
(1) No other country represented 10% or more of total revenue for the three and nine months ended September 30, 2025 or 2024.
13. Intangible Assets
Intangible assets subject to amortization that are not fully amortized are as follows (in thousands except years):

	Weighted average useful life	As of September 30, 2025			As of December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.1	$10,400	$(6,066)	$4,334	$10,400	$(4,507)	$5,893
Reacquired rights	4.1	17,618	(7,341)	10,277	17,618	(5,453)	12,165
Total intangible assets		$28,018	$(13,407)	$14,611	$28,018	$(9,960)	$18,058
Amortization expense of intangible assets was not material for the three and nine months ended September 30, 2025 or 2024.
As of September 30, 2025, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,	Amount
Remainder of 2025	$1,150
2026	4,597
2027	4,250
2028	2,517
2029	2,097
Thereafter	—
Total	$14,611
14. Related Party Transactions
Alexander Karp, the Company’s Chief Executive Officer, flies on a non-commercial aircraft beneficially owned by him (the “Executive Aircraft”) for business and personal travel. During the nine months ended September 30, 2025, the Company incurred expenses related to the use of the Executive Aircraft of $13.8 million, and were not material during the nine months ended September 30, 2024.

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
We have built four principal software platforms, Gotham, Foundry, Apollo, and our Artificial Intelligence Platform (“AIP”). Gotham and Foundry enable institutions to transform massive amounts of information into an integrated data asset that reflects their operations, and AIP leverages the power of our existing machine learning technologies alongside generative and agentic AI models, including large language models (“LLMs”), directly within Gotham and/or Foundry to help operationalize AI on enterprise data.
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
For the three months ended September 30, 2025, we generated $1.2 billion in revenue, reflecting a 63% growth rate from the three months ended September 30, 2024, when we generated $0.7 billion in revenue. For the nine months ended September 30, 2025, we generated $3.1 billion in revenue, reflecting a 51% growth rate from the nine months ended September 30, 2024, when we generated $2.0 billion in revenue.

In the three months ended September 30, 2025 and 2024, we generated income from operations of $393.3 million and $113.1 million, respectively, or adjusted income from operations of $600.5 million and $275.5 million, respectively, when excluding stock-based compensation and related employer payroll taxes. In the nine months ended September 30, 2025 and 2024, we generated income from operations of $838.6 million and $299.4 million, respectively, or adjusted income from operations of $1.5 billion and $0.8 billion, respectively, when excluding stock-based compensation and related employer payroll taxes.
In the three months ended September 30, 2025 and 2024, our gross profit was $973.8 million and $578.9 million, respectively, reflecting a gross margin of 82% and 80%, respectively, or 84% and 82%, respectively, when excluding stock-based compensation. In the nine months ended September 30, 2025 and 2024, our gross profit was $2.5 billion and $1.6 billion, respectively, reflecting a gross margin of 81% and 81%, respectively, or 83% and 83%, respectively, when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended September 30, 2025, we had 911 customers, including companies in various commercial sectors and government agencies around the world. During the period ended September 30, 2024, we had 629 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended September 30, 2025 was $83.0 million, which grew 38% from an average of $60.1 million in revenue from the top twenty customers during the trailing twelve months ended September 30, 2024, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the nine months ended September 30, 2025, 55% of our revenue came from government customers and 45% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the nine months ended September 30, 2025, we generated 73% of our revenue from customers in the United States and the remaining 27% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended September 30, 2025 was $2.8 billion, which grew 64% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, when the U.S. dollar strengthens compared to other major foreign currencies (primarily the Euro and British pound sterling (“GBP”)), it has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than the U.S. dollar. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the nine months ended September 30, 2025 such impacts were not material to our financial position or results of operations.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from operations	$393,256	$113,140	$838,621	$299,360
Add:
Research and development expenses (1)	109,142	86,840	315,172	248,844
General and administrative expenses (1)	103,370	90,819	316,758	266,136
Total stock-based compensation expense	172,318	142,425	487,628	409,840
Total contribution	$778,086	$433,224	$1,958,179	$1,224,180
Contribution margin	66%	60%	64%	60%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	$973,785	$578,877	$2,495,433	$1,646,531
Add: stock-based compensation	15,789	13,123	45,778	35,941
Gross profit, excluding stock-based compensation	$989,574	$592,000	$2,541,211	$1,682,472
Gross margin, excluding stock-based compensation	84%	82%	83%	83%
Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from operations	$393,256	$113,140	$838,621	$299,360
Add: stock-based compensation	172,318	142,425	487,628	409,840
Add: employer payroll taxes related to stock-based compensation	34,966	19,950	129,386	46,340
Adjusted income from operations	$600,540	$275,515	$1,455,635	$755,540
Adjusted operating margin	51%	38%	47%	37%
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,181,092	$725,516	$3,068,644	$2,037,988
Cost of revenue	207,307	146,639	573,211	391,457
Gross profit	973,785	578,877	2,495,433	1,646,531
Operating expenses:
Sales and marketing	274,636	209,474	754,733	599,460
Research and development	144,191	117,555	414,123	336,376
General and administrative	161,702	138,708	487,956	411,335
Total operating expenses	580,529	465,737	1,656,812	1,347,171
Income from operations	393,256	113,140	838,621	299,360
Interest income	59,762	52,120	166,458	142,065
Other income (expense), net	27,483	(8,110)	30,906	(32,790)
Income before provision for income taxes	480,501	157,150	1,035,985	408,635
Provision for income taxes	3,753	7,809	12,948	17,653
Net income	476,748	149,341	1,023,037	390,982
Less: Net income attributable to noncontrolling interests	1,149	5,816	6,680	7,801
Net income attributable to common stockholders	$475,599	$143,525	$1,016,357	$383,181

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	18	20	19	19
Gross margin	82	80	81	81
Operating expenses:
Sales and marketing	23	29	25	29
Research and development	12	16	13	17
General and administrative	14	19	16	20
Total operating expenses	49	64	54	66
Income from operations	33	16	27	15
Interest income	5	7	5	7
Other income (expense), net	2	(1)	1	(2)
Income before provision for income taxes	40	22	33	20
Provision for income taxes	—	1	—	1
Net income	40	21	33	19
Less: Net income attributable to noncontrolling interests	—	1	—	—
Net income attributable to common stockholders	40%	20%	33%	19%

Comparison of the Three and Nine Months Ended Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue:
Government	$632,676	$408,341	$224,335	55%	$1,672,622	$1,114,481	$558,141	50%
Commercial	548,416	317,175	231,241	73%	1,396,022	923,507	472,515	51%
Total revenue	$1,181,092	$725,516	$455,576	63%	$3,068,644	$2,037,988	$1,030,656	51%
Revenue increased by $455.6 million, or 63%, for the three months ended September 30, 2025 compared to the same period in 2024. Revenue from government customers increased by $224.3 million, or 55%, for the three months ended September 30, 2025 compared to the same period in 2024. Of the increase, $205.7 million was from government customers existing as of December 31, 2024. Revenue from U.S. government customers was $485.9 million for the three months ended September 30, 2025 compared to $319.8 million for the same period in 2024. Revenue from commercial customers increased by $231.2 million, or 73%, for the three months ended September 30, 2025 compared to the same period in 2024. Of the increase, $124.1 million was from commercial customers existing as of December 31, 2024, including a decrease of $6.7 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $396.7 million for the three months ended September 30, 2025 compared to $179.2 million for the same period in 2024, a 121% increase.
Revenue increased by $1.0 billion, or 51%, for the nine months ended September 30, 2025 compared to the same period in 2024. Revenue from government customers increased by $558.1 million, or 50%, for the nine months ended September 30, 2025 compared to the same period in 2024. Of the increase, $528.6 million was from government customers existing as of December 31, 2024. Revenue from U.S. government customers was $1.3 billion for the nine months ended September 30, 2025 compared to $854.5 million for the same period in 2024. Revenue from commercial customers increased by $472.5 million, or 51%, for the nine months ended September 30, 2025 compared to the same period in 2024. Of the increase, $283.9 million was from commercial customers existing as of December 31, 2024, including a decrease of $29.5 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $958.6 million for the nine months ended September 30, 2025 compared to $488.1 million for the same period in 2024, a 96% increase.
Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Cost of revenue	$207,307	$146,639	$60,668	41%	$573,211	$391,457	$181,754	46%
Gross profit	$973,785	$578,877	$394,908	68%	$2,495,433	$1,646,531	$848,902	52%
Gross margin	82%	80%	2%		81%	81%	—%
Cost of revenue for the three months ended September 30, 2025 increased by $60.7 million compared to the same period in 2024. The increase was primarily due to increases of $29.5 million in third-party cloud hosting services, $8.3 million in subcontractor expenses, $7.3 million in field service representatives and $6.5 million in payroll and other payroll-related costs.
Our gross margin for the three months ended September 30, 2025 and 2024 was 82% and 80%, respectively.
Cost of revenue for the nine months ended September 30, 2025 increased by $181.8 million, or 46%, compared to the same period in 2024. The increase was primarily due to increases of $58.4 million in third-party cloud hosting services, $35.0 million in subcontractor expenses, $24.1 million in field-service representatives, $22.4 million in stock-based compensation expense and related expenses, and $21.8 million in payroll and other payroll-related costs.
Our gross margin for each of the nine months ended September 30, 2025 and 2024 was 81%.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Sales and marketing	$274,636	$209,474	$65,162	31%	$754,733	$599,460	$155,273	26%
Research and development	144,191	117,555	26,636	23%	414,123	336,376	77,747	23%
General and administrative	161,702	138,708	22,994	17%	487,956	411,335	76,621	19%
Total operating expenses	$580,529	$465,737	$114,792	25%	$1,656,812	$1,347,171	$309,641	23%
Sales and Marketing
Sales and marketing costs increased by $65.2 million, or 31%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $24.6 million in payroll and other payroll-related costs, $16.6 million in stock-based compensation expense and related expenses, and $5.6 million in marketing expenses.
Sales and marketing costs increased by $155.3 million, or 26%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $57.8 million in stock-based compensation expense and related expenses, $48.4 million in payroll and other payroll-related costs, and $12.0 million in travel costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development costs increased by $26.6 million, or 23%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $12.3 million in third-party cloud hosting services and $8.4 million in stock-based compensation expense and related expenses.
Research and development costs increased by $77.7 million, or 23%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $32.2 million in stock-based compensation expense and related expenses, $22.2 million in third-party cloud hosting services, and $13.1 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative costs increased by $23.0 million, or 17%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $15.6 million in stock-based compensation expense and related expenses and $4.8 million in payroll and other payroll-related costs.
General and administrative costs increased by $76.6 million, or 19%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to increases of $48.5 million in stock-based compensation expense and related expenses and $12.5 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Stock-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Cost of revenue	$15,789	$13,123	$2,666	20%	$45,778	$35,941	$9,837	27%
Sales and marketing	63,148	50,698	12,450	25%	171,701	141,168	30,533	22%
Research and development	35,049	30,715	4,334	14%	98,951	87,532	11,419	13%
General and administrative	58,332	47,889	10,443	22%	171,198	145,199	25,999	18%
Total stock-based compensation expense	$172,318	$142,425	$29,893	21%	$487,628	$409,840	$77,788	19%

Stock-based compensation expenses increased by $29.9 million and $77.8 million, or 21% and 19%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase was driven by expense from new grants awarded since September 30, 2024 or during the three and nine months ended September 30, 2024, including restricted stock units (“RSUs”), performance-based RSUs (“P-RSUs”), and stock appreciation rights (“SARs”), partially offset by reductions in expense from equity awards that became fully vested and forfeitures.
Interest Income

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	Amount	2025	2024	Amount
Interest income	$59,762	$52,120	$7,642	$166,458	$142,065	$24,393
Interest income increased by $7.6 million and $24.4 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to an increase in our interest-bearing cash, cash equivalents, and investments in short-term U.S. Treasury securities.
Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	Amount	2025	2024	Amount
Other income (expense), net	$27,483	$(8,110)	$35,593	$30,906	$(32,790)	$63,696
Other income (expense), net changed by $35.6 million and $63.7 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to unrealized gains and lower realized losses from marketable securities, including upward adjustments in privately-held securities.
Provision for Income Taxes

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	Amount	2025	2024	Amount
Provision for income taxes	$3,753	$7,809	$(4,056)	$12,948	$17,653	$(4,705)
Provision for income taxes decreased by $4.1 million and $4.7 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decreases were primarily related to non-recurring foreign tax expense in the prior year related to foreign tax audits, as well as decreased foreign withholding taxes. For additional information see Note 10. Income Taxes in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The provisions have multiple effective dates, with certain provisions effective in the current fiscal year and others in subsequent years. We are evaluating the full effects of the legislation and, based on preliminary analysis, do not expect that the legislation will have a material impact on our estimated annual effective tax rate or consolidated financial statements in the current fiscal year.
Liquidity and Capital Resources
We generated positive cash flow from operations for the nine months ended September 30, 2025. We had cash, cash equivalents, and short-term U.S. Treasury securities totaling $6.4 billion available as of September 30, 2025. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future. We continue to evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
As of September 30, 2025, our accumulated deficit balance was $4.2 billion, and our principal sources of liquidity were cash, cash equivalents, and short-term U.S. Treasury securities totaling $6.4 billion.

As of September 30, 2025, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In August 2023, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 0.5 million shares of its Class A common stock for an aggregate amount, including commissions, of $55.8 million under the Share Repurchase Program. As of September 30, 2025, approximately $880.0 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$1,357,178	$693,538
Investing activities	(1,825,720)	(980,849)
Financing activities	(16,012)	224,700
Effect of foreign exchange on cash, cash equivalents, and restricted cash	9,444	960
Net decrease in cash, cash equivalents, and restricted cash	$(475,110)	$(61,651)
Operating Activities
Net cash provided by operating activities was $1.4 billion and $0.7 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by revenue growth.
Investing Activities
Net cash used in investing activities was $1.8 billion and $1.0 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used in investing activities was primarily due to purchases of short-term U.S. Treasury securities compared to prior year, partially offset by sales and redemptions of marketable securities.
Financing Activities
Net cash used in financing activities was $16.0 million for the nine months ended September 30, 2025, and net cash provided by financing activities was $224.7 million for the nine months ended September 30, 2024. Financing cash inflows consisted primarily of proceeds from the exercise of common stock options. Financing cash outflows were driven by taxes paid related to the net share settlement of SARs and repurchases of our Class A common stock.
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
Market Risk
As of September 30, 2025, we held publicly-traded equity securities valued at $42.1 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions, including ongoing volatility related to the Russia-Ukraine, and Israel and broader Middle East conflicts, heightened interest rates, or the potential or actual imposition of tariffs or other impacts on trade relations.
As of September 30, 2025, we held privately-held equity securities valued at $163.2 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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
•issues raised by the use of AI (including machine learning, large language, and other generative or agentic AI models) in our platforms and business may result in reputational harm or liability;
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
Although we have achieved profitability in accordance with U.S. GAAP, we incurred net losses in each period from our inception through the third quarter of 2022. We may not maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. In addition, while we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization and related sales-based payments that may come with such expansion, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased expenses or losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model has historically required us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them. Though we have begun to integrate shorter, more cost-effective programs, such as bootcamps, these initial deployments (including bootcamps) may result in no or minimal future revenue. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from maintaining profitability in the future. Any failure by us to maintain or increase profitability in the future or achieve our profitability targets could adversely affect our business, financial condition, and results of operations.
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
Our top three customers together accounted for 17% and 18% of our revenue for the years ended December 31, 2024 and 2023, respectively, and 16% and 17% of our revenue for the nine months ended September 30, 2025 and 2024, respectively. Our top three customers by revenue, for the nine months ended September 30, 2025, have been with us for an average of ten years as of September 30, 2025. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
•cyberattacks and other actual or perceived data, privacy, cyber, or physical security breaches or incidents, and related expenses;
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
Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new platforms or product modules, such as AIP, will, either individually or in the aggregate, be compelling to our customers, gain market acceptance, or have a positive or material impact on our business, financial condition, or results of operations, in each case in a timely or cost-effective manner. For example, we and our peers and competitors are investing more significantly in AI (including machine learning, large language, and other generative and agentic AI models, and software functionality to operationalize the foregoing). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business, including our profitability. Further, other companies may develop products that are similar to ours, or adopt and implement AI more successfully or at a quicker pace than us. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences or needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base of 4,414 full-time employees as of September 30, 2025 in various countries around the world. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow and operate as a public company, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near- or long-term.
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
Our success depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our customers, including our ability to transition personnel to new assignments on a timely basis. If we are unable to effectively utilize our personnel on a timely basis to fulfill the needs of our customers, our business could suffer. Further, if we are not able to recruit, hire, or retain the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, changes to application processes or fees, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our personnel on customer engagements and could increase our costs.
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
Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be harmful, have resulted in public criticism, including from political and social activists, unfavorable coverage in the media, and increased security risks. Activists have also engaged, and may continue to engage, in public protests at our properties and other locations. Actions we may take in response to media coverage, activism, or to protect from security risks, may divert resources and our management’s attention, increase certain operating expenses, and further affect our public perception. Activist criticism of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists. Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of September 30, 2025, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of September 30, 2025, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $330.2 million, with no remaining contractual options, as of September 30, 2025. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of September 30, 2025, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $319.4 million, of which $13.2 million was recognized by us during the nine months ended September 30, 2025.
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
Issues raised by the use of AI (including machine learning, large language, and other generative or agentic AI models, and software functionality to operationalize the foregoing) in our platforms and business may result in reputational harm or liability.
AI is enabled by or integrated into some of our technology platforms and is a significant and growing element of our business. We have also incorporated AI into certain operations within our business, including by using our platforms for internal functions, and have developed internal policies and technological capabilities to govern AI use. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient, unreliable, or inaccurate, we could be subject to competitive harm, potential legal liability, including under existing, forthcoming, or proposed legislation regulating AI in jurisdictions such as the EU, and brand or reputational harm. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect.
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
Our technologies and business practices are designed to mitigate many of these risks. For example, our platforms include data and AI use case governance, machine learning modeling, as well as model testing and evaluation tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on fundamental rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
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

Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. The EU also recently implemented the Digital Operational Resilience Act (“DORA”), which introduces new standards for Information and Communication Technology risk management and incident reporting for financial and insurance entities, and the European Union’s Data Act (the “Data Act”) became applicable on September 12, 2025. Among other things, the Data Act may affect some customers’ ability to terminate service agreements with us or our competitors, and compliance with the Data Act may require us to adjust contract terms and technical measures for data portability for customers in the EU. These changes may impact the duration of customer relationships in the EU and result in additional compliance and operational costs, which may affect our business. Complying with the GDPR, DORA, the Data Act, or other EU laws, directives, and regulations as they emerge may cause us to incur substantial operational costs, lead to challenges for our customers’ implementation and use of our platform, or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements, and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
Additionally, post-Brexit updates to United Kingdom (“U.K.”) data protection laws and regulations, such as the Data (Use and Access) Act 2025, while largely conforming to EU GDPR standards paving the way for a 2021 European Commission adequacy determination for export of personal data from the European Economic Area to the U.K., may change over time as the U.K. and its regulator, the Information Commissioner’s Office, continue to examine its global market standing, and a formal sunset clause will necessitate a reassessment and renegotiated terms to carry the determination beyond December 2025. Modifications in the standards for valid data transfer to the U.S. from the U.K., the EU, Switzerland, and other countries using standard contractual clauses or similar mechanisms may further require us to change our product and business practices, as well as to update client agreements in ways that introduce additional costs to our business.
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, when effective, will impose onerous obligations related to the development, sale and use of AI-related systems. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Many states, notably California, Utah, and Texas, have signed private-sector AI governance legislation focused on various aspects of AI oversight. Further, certain administrations have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income, and cash flows. We have considered the impact of the currently enacted Pillar Two rules and determined that we became subject to such rules starting January 1, 2024 in some jurisdictions, and it did not have a material impact on our financial condition or results of operations for the periods presented. Furthermore, in response to trade negotiations with the United States, the Group of 7 countries (the “G7”) announced a joint understanding to exempt U.S.-parented multinational corporations from Pillar Two by adopting a “side-by-side” system between Pillar Two and the existing U.S. global minimum tax provisions, and the OECD released a draft proposal, dated August 13, 2025, to this effect, which, if enacted, may reduce or eliminate the impact of Pillar Two rules on us. We continue to monitor developments and evaluate impacts, if any, of these provisions on our financial condition or results of operations in the future.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of September 30, 2025, an immaterial amount of options will expire through December 2025 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of September 30, 2025, there were 2,284,210,505 shares of our Class A common stock outstanding, 98,098,523 shares of our Class B common stock outstanding, and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.

Further, as of September 30, 2025, there were outstanding options to purchase an aggregate of 23,583,264 shares of our Class A common stock and 130,365,461 shares of our Class B common stock, 22,025,148 shares of our Class A common stock and 25,575,000 shares of Class B common stock subject to RSUs, 11,260,551 shares of our Class A common stock subject to SARs, and 132,504 shares of our Class A common stock subject to P-RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22% of the voting power of our outstanding capital stock in the aggregate as of October 27, 2025.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of October 27, 2025. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,383,314,028 shares of our common stock outstanding as of September 30, 2025. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of September 30, 2025, our Founders were 57, 57, and 43 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes stock repurchases during the three months ended September 30, 2025 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased under Share Repurchase Program(2)	Approximate Dollar Amount Available for Future Purchases under Share Repurchase Program(2)
July 1, 2025 - July 31, 2025	44,862	$147.08	44,862	$892,611
August 1, 2025 - August 31, 2025	37,592	167.55	37,592	886,313
September 1, 2025 - September 30, 2025	37,291	$168.91	37,291	$880,015
Total	119,745		119,745
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2025, the following directors and officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On August 25, 2025, Shyam Sankar, our Chief Technology Officer and Executive Vice President, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on March 11, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which is incorporated herein by reference.
On August 29, 2025, Mr. Sankar adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 1,125,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026 or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 5, 2025, David Glazer, our Chief Financial Officer and Treasurer, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on June 3, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which is incorporated herein by reference.
On September 5, 2025, Lauren Stat, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 15,050 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026 or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 12, 2025, Mr. Glazer adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 97,200 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 12, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 12, 2025, Ryan Taylor, our Chief Revenue Officer and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 90,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended September 30, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PALANTIR TECHNOLOGIES INC.

Date: November 3, 2025	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2025	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)