Form 10-K
period 2025-12-31
Palantir Technologies Inc.
filed 2026-02-17
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-39540
Palantir Technologies Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	68-0551851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19505 Biscayne Blvd., Suite 2350 Aventura, Florida	33180
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (720) 358-3679
518 17th Street, Suite 1015
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2025 as reported by the Nasdaq Global Select Market (“Nasdaq”) on such date was approximately $299.3 billion. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 10, 2026, there were 2,291,470,751 shares of the registrants’ Class A common stock outstanding, 99,199,960 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•our expectations regarding macroeconomic conditions, including global political and economic uncertainty, fluctuating interest rates, monetary policy changes, or the potential or actual imposition of tariffs or other impacts on trade relations;

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
We have built four principal software platforms, Palantir Gotham (“Gotham”), Palantir Foundry (“Foundry”), Palantir Apollo (“Apollo”), and our Artificial Intelligence Platform (“AIP”). Foundry is our foundational data operations platform, which provides the core capabilities for data management, logic authoring, systemic mapping development through Palantir Ontology (“Ontology”), analytics, and workflow development. AIP is our generative artificial intelligence (“AI”) platform, which provides secure connectivity to third-party-provided large language models (“LLMs”), a development toolchain for building AI-powered agents and automations, an array of AI-enabled end user applications, a broad evaluations framework for governing AI workflows in production, and more. Apollo is our continuous delivery platform, enabling the orchestration of upgrades of services and assets every day to manage the underlying infrastructure that hosts our other platforms. Gotham integrates with our other platforms, as well as our broader defense offerings, to power a wide array of missions across allied defense and intelligence operations.
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
In 2023, we began deploying our newest offering, AIP, which is designed for customers across the commercial and government sectors, enabling them to derive value from recent breakthroughs in AI via the combination of our existing software platforms with generative AI models, including LLMs. We believe AIP uniquely allows users to connect LLMs and other AI with their data and operations to facilitate decision-making within the legal, ethical, and security constraints that they require.
The Ontology has continuously evolved over time, serving as the heart of our platforms by activating data and analytics inside operations, enabling real-time connectivity between data, analytics, and operational teams, as well as AI. Ontology generally refers to the systematic mapping of data to meaningful context. The Palantir Ontology goes far beyond the traditional concept by integrating the elements of a decision—the data, logic, and actions—into a foundational representation of the organization, and allowing users to build interconnected workflows, turning specialized expertise into shared infrastructure to dynamically optimize decision-making across the enterprise. The Ontology can help create a shared understanding across all users in a data ecosystem regardless of technical skills, enabling organizations to scale more efficiently and rapidly.

Recent crises and systemic shocks, including global conflicts, have made clear to many of our customers that accommodating the extended timelines ordinarily required to realize results from implementing new software solutions is not a viable option. As a result, customers are increasingly adopting our software, which can be ready in days, over internal software development efforts, which may take months or years. See further discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic Trends.”
Our Platforms
We have built four principal software platforms: Gotham, Foundry, Apollo, and AIP. Our software platforms provide the critical infrastructure needed to integrate our customers’ data and operations and run their software in virtually any environment.
The vertically integrated nature of these platforms allows users of varying technical abilities to collaborate effectively in our platforms. Using the Ontology, users can build out and integrate data, logic, and action into a decision-centric architecture, where data engineers can integrate new data sources, analysts can clean and transform data, data scientists can write models, business users can conduct daily workflows, and senior leaders can make critical decisions. With AIP, trusted data from relevant sources within an organization’s Ontology can be integrated into business logic, machine-language models, optimizers, and other computations spread across varying environments to power enterprise and government processes and help drive critical decisions. Customers may bundle these platforms together as a single ecosystem.
Data, analyses, decisions, and the metadata around each are secured with fine-grained access controls that propagate from source data to shared analyses. Each platform is comprised of user-facing applications that may be targeted to the specific industries and sectors in which they are used.
Despite their differences, Gotham and Foundry both serve as central operating systems for our customers. While they vary in specific functionality, they align in approach. AIP provides an integrated architecture to Gotham and Foundry that can bring AI to every decision. These platforms, backed by Apollo and with Ontology at their heart, can be deployed in almost any environment.
Similarly, customers can now use Apollo to enable continuous deployment, configuration management, and central software operations management across almost any environment for their own software products.
Gotham
Gotham integrates with our other platforms, as well as our broader defense offerings, and enables users to see, understand, and act in the modern battlespace, from operations centers to the tactical edge, by integrating data from across domains and sensors in near real-time, improving situational awareness and accelerating operational decision-making. It also facilitates the hand-off between analysts and operational users, helping operators plan and execute real-world mission plans while maintaining a complete operational picture across echelons. Gotham is used broadly across government functions.

Foundry
Foundry transforms the ways organizations operate by creating a central operating system for their interconnected data, logic, and action. Individual users can integrate and analyze the data they need in one place, connecting models across workflows, teams, and organization units for continuous decision optimization. The speed with which users can experiment and test new ideas is what makes the software stick.

Data projects often fail because data pipelines are often devoid of value creation and disconnected from analytical and operational domains. The Ontology aims to solve the root of this problem, by providing a common system for data, analytics, and operations. Foundry’s multimodal interfaces allow users to build data pipelines, perform high-scale analytics, and build rich operational applications – all through intuitive graphical interfaces, fully-featured application programming interfaces, and software development kits. All of our commercial customers now use it, as do many of our government customers.
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
Our Customers
We work with many of the world’s leading government and commercial institutions. As of December 31, 2025, we had 954 customers.
Our software is used across many industries around the world. It is applied to a variety of use cases by users across various business functions and levels of organizations, including by utility operations analysts, automotive manufacturing workers, oil and gas technicians and operators, and pharmaceutical researchers in the United States; supply-chain managers in South Korea; public health administrators in the United Kingdom and the United States; and special forces personnel and military officials in the United States and abroad.
Of the $4.5 billion in revenue that we generated in 2025, 54% came from customers in the government segment, and 46% came from customers in the commercial segment.
Our business continues to have a global presence. In 2025, we earned 74% of our revenue from customers in the United States, and 26% from those abroad.
The average revenue for our top twenty customers during the trailing twelve months ended December 31, 2025 was $93.9 million, and is up from 2024, when the average revenue from our top twenty customers during the trailing twelve months ended December 31, 2024 was $64.6 million, demonstrating our expanding relationships with existing customers.
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
There are a number of sales and marketing strategies that have accelerated our ability to acquire customers in recent years:
Expansion of Access to Platforms
The speed with which our platforms can be deployed has significantly expanded the range of potential customers with which we plan on partnering over the long term. One example of this is our use of AIP bootcamps, which allow us to deliver real workflows on actual customer data in days. Another way we expand access to our platforms is our Developer Tier offering, which provides limited access to Foundry and AIP in the United States and select countries. This allows developers to explore, innovate, and develop without significant upfront enterprise costs.
We embed directly with customers across numerous industries, tackling complex challenges while continuously enhancing our platforms’ capabilities, allowing us to extend our reach to a broad set of customers while maintaining the depth needed for mission-critical operations.
We anticipate that these and other strategies, aided by our sales and marketing approaches, will enable us to continue to expand the number of customers we can serve in both our commercial and government sectors.
Direct Sales Force
We have invested and may continue to invest in an account-based sales force to identify and capture new customers and opportunities.
We believe that our decision to build our sales force in recent years has resulted in multiple new customers, and the broadening and expansion of our commercial customer base and relationships with leading government agencies around the world.
Sector and Industry Operating Systems
In addition to supporting individual institutions, our platforms have become central operating systems for entire industries and sectors. We are developing industry operating systems to help companies and government agencies manage operations across their entire organizations. These operating systems allow our software to be distributed at scale to institutions within given industries. We have developed, and are continuing to develop, partnerships in industries such as airline, space, shipbuilding, insurance, healthcare, telecommunications, automotive, security and risk management, and government, which we anticipate will have a significant impact on our business moving forward.
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
•Our platforms provide capabilities for managing AI use cases to enable our public and private sector customers to better align their AI practices with governance requirements under the EU AI Act and other applicable regulations.
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
•AI Governance. In order to build the trust necessary to use AI systems in production, organizations need tools to test, validate, govern, and maintain how AI is used to solve their challenges. Palantir builds technology to foster AI accountability, robust testing and evaluation, bias mitigation, responsibility and risk framework deployment, and governance for the full AI lifecycle.
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
In addition, our competitors include large enterprise software companies, government contractors, and system integrators. We also face competition from emerging companies as well as established companies that have entered, and may continue to enter, this market.
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
Employees and Human Capital
Our employees are critical to the success of our business. As of December 31, 2025, we had 4,429 full-time employees, 28% of whom are employed outside of the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.
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
Available Information
Our website is https://www.palantir.com, our investor relations website is https://investors.palantir.com, our LinkedIn account is @Palantir Technologies, and our X (formerly Twitter) account is @PalantirTech. We have used, and intend to continue to use, our website, investor relations website, and our LinkedIn and X (formerly Twitter) accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available for download free of charge through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our Annual Meeting of Stockholders (“Proxy Statement”), and any amendments to such filings.

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
•we may not realize the full deal value of our customer contracts;
•we anticipate our operating expenses will continue to increase and we may not be able to maintain profitability in the future;
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
•our reputation and business may be harmed by news or social media coverage or other external scrutiny of Palantir or our leadership;
•we may be unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand;
•we may be unable to successfully build, expand, and deploy our marketing and sales organization;
•our platforms are complex and may have a lengthy implementation process;
•exclusive arrangements or unique terms with customers or partners may result in significant risks or liabilities to us;
•we face intense competition in our markets;
•our platforms must operate with third-party products and services;
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
•issues raised by the use of AI (including machine learning, large language, and other generative or agentic AI models and applications, and software functionality to operationalize the foregoing) in our platforms and business may result in reputational harm or liability;
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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflict in the Middle East, fluctuating interest rates, monetary policy changes, foreign currency fluctuations, or the potential or actual imposition of tariffs or other impacts on trade relations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including our investments in sales and marketing, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 16% and 17% of our revenue for the years ended December 31, 2025 and 2024, respectively. Our top three customers by revenue for the year ended December 31, 2025, have been with us for an average of ten years as of December 31, 2025. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
As of December 31, 2025, the total remaining deal value, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value, was $11.2 billion. Of our total remaining deal value, as of December 31, 2025, $6.8 billion was the remaining deal value of our contracts with commercial customers and $4.4 billion was the remaining deal value of our contracts with government customers.
Many of these contracts are subject to termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
We historically have not realized all of the revenue from the full deal value of our customer contracts, and we may not do so in the future. This is because the actual timing and amount of revenue under contracts included are subject to various contingencies, including exercise of contractual options, customers not terminating their contracts, renegotiation of contracts, and other macroeconomic factors that may potentially inhibit a customer’s ability to pay. In addition, delays in the completion of the U.S. government’s budgeting process, the use of continuing resolutions, and a potential lapse in appropriations, or similar events in other jurisdictions, have and could in the future adversely affect our ability to timely recognize revenue under certain government contracts. If we are unable to realize all of the revenue from the full deal value of our customer contracts, our financial condition and results of operations could be adversely affected.
If we fail to manage future growth effectively, our business could be harmed.
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base of 4,429 full-time employees as of December 31, 2025 in various countries around the world. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. As our organization continues to grow and operate as a public company, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure.
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
We anticipate our operating expenses will continue to increase and we may not be able to maintain profitability in the future.
While we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business, industry verticals, and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, lease more real estate to accommodate our anticipated future growth, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. To the extent we are successful in increasing our customer base, we may also incur increased expenses or losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. Furthermore, our sales model has historically required us to spend months and invest significant resources working with customers on pilot deployments at no or low cost to them. Though we have integrated shorter, more cost-effective programs such as bootcamps, these initial deployments (including bootcamps) may result in no or minimal future revenue. We may also encounter unforeseen or unpredictable factors, including adverse macroeconomic conditions, unforeseen operating expenses, or other complications or delays, which may result in increased costs, or cause us to generate less revenue from our customers than we anticipated. We may not be able to continue to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from maintaining profitability in the future. Any failure by us to maintain or increase profitability in the future or achieve our profitability targets could adversely affect our business, financial condition, and results of operations.
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
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of ongoing conflicts, such as those in Russia-Ukraine, and Israel and the broader Middle East, and any related economic sanctions and regional instability, fluctuating interest rates, monetary policy changes, foreign currency fluctuations, or the potential or actual imposition of tariffs or other impacts on trade relations.
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
•reluctance of customers to purchase products incorporating AI; and
•reluctance of customers to purchase products incorporating open source software.
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
Our reputation and business may be harmed by news or social media coverage or other external scrutiny of Palantir or our leadership.
Publicly available information regarding Palantir has historically been limited, in part due to the sensitivity of our work with customers or contractual requirements limiting or preventing public disclosure of certain aspects of our work or relationships with certain customers. As our business has grown and as interest in Palantir and the technology industry overall has increased and we have engaged more actively with media and marketing efforts, we have attracted, and may continue to attract, significant attention from news and social media outlets, including unfavorable coverage and coverage that is not directly attributable to statements authorized by our leadership, that incorrectly reports on statements made by our leadership or employees and the nature of our work, that perpetuates unfounded speculation about company involvements, or that is otherwise misleading. If such news or social media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding Palantir or our leadership, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected. Due to the sensitive nature of our work and our confidentiality obligations and despite our ongoing efforts to provide increased transparency into our business, operations, and product capabilities, we may be unable to or limited in our ability to respond to such harmful coverage, which could have a negative impact on our business.

Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be harmful, have resulted in public criticism, including from political and social activists; unfavorable coverage in the media; engagement on these issues from investors and potential customers; and increased security risks. These relationships could also result in exposure to congressional, regulatory, or other government investigations or inquiries, as well as lawsuits from private parties. Activists have also engaged, and may continue to engage, in public protests at our properties and other locations. Actions we may take in response to media coverage, activism, investigations, inquiries, litigation, or to protect from security risks, may divert resources and our management’s attention, increase certain operating and other expenses, and further affect our public perception. Activist criticism and government or regulatory inquiries of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists. Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:
•cause certain customers to cease doing business with us;
•impair our ability to attract new customers, or to expand our relationships with existing customers;
•diminish our ability to recruit, hire, or retain employees;
•undermine our standing in professional communities to which we contribute and from which we receive expert knowledge;
•trigger additional external scrutiny or litigation; or
•prompt us to cease doing business with certain customers.
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
We face intense competition for qualified personnel, especially engineering personnel, in major U.S. markets, where a large portion of our personnel are based, as well as in other non-U.S. markets where we have expanded or expect to expand our non-U.S. operations. We incur costs related to attracting, relocating, and retaining qualified personnel in these highly competitive markets, including leasing real estate in prime areas in these locations and compensation-related expenses. Further, many of the companies with which we compete for qualified personnel have greater resources than we have. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation or the structure and terms of the compensation that we offer is less attractive than that of our competitors, it may adversely affect our ability to recruit and retain highly skilled personnel, and we may incur additional compensation-related expenses to successfully recruit and retain such personnel. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit outside of the United States. We seek to retain and motivate existing personnel through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and operations could be harmed.
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
We have grown, and may continue to grow, our direct sales force and our sales efforts have historically depended on the significant direct involvement of our senior management team, including Mr. Karp. The successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new U.S. and non-U.S. markets will depend, among other things, on our ability to successfully build and deploy our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.
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
Our platforms and services are complex and are deployed in a wide variety of network environments. Implementing our platforms can be a complex and lengthy process since we often configure our existing platforms for a customer’s unique environment. The inability to meet the unique needs of our customers may result in customer dissatisfaction and/or damage to our reputation, which could materially harm our business. Further, the proper use of our platforms may require training of the customer and the initial or ongoing services of our technical personnel as well as O&M services over the contract term. If training and/or ongoing services require more of our expenditures than we originally estimated, our margins will be lower than projected.
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
The competitive position of our platforms depends in part on their ability to operate with products and services of third parties, software services, and infrastructure in connection with our work in the public and commercial sectors, including but not limited to, our joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements where applicable. As such, we must continuously modify and enhance our platforms to adapt to changes in, or to be integrated or otherwise compatible with, hardware, software, networking, browser, and database technologies. In the future, one or more companies may choose not to support the operation of their hardware, software, or infrastructure, or our platforms may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support one or more of our platforms. We intend to facilitate the compatibility of our platforms with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. For example, in March 2024, we were selected by the U.S. Army to develop and deliver the Tactical Intelligence Targeting Access Node ground station system, the Army’s first AI-defined vehicle, which involves coordination with third parties such as hardware manufacturers. If we are not successful in achieving our compatibility goal, our business, financial condition, and results of operations could be adversely impacted.
If the market for our platforms and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.
The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to ongoing global conflicts and related economic sanctions, fluctuating interest rates, monetary policy changes, or the potential or actual imposition of tariffs or other impacts on trade relations), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.
Our culture emphasizes rapid innovation and advancement of successful hires who may in some cases have limited prior industry expertise and prioritizes customer outcomes over short-term financial results, and if we cannot maintain or properly manage our culture as we grow, our business may be harmed.
We have a culture that encourages employees to quickly develop and launch key technologies and platforms intended to solve our customers’ most important problems and prioritizes the advancement of employees to positions of significant responsibility based on merit despite, in some cases, limited prior work or industry experience. Much of our hiring into technical roles comes through our internship program or from candidates joining us directly from undergraduate or graduate engineering programs rather than industry hires. Successful entry-level hires are often quickly advanced and rewarded with significant responsibilities, including in important customer-facing roles as project managers, development leads, and product managers. Larger competitors, such as defense contractors, system integrators, and large software and service companies that traditionally target large enterprises typically have more sizable direct sales forces staffed by individuals with significantly more industry experience than our customer-facing personnel, which may negatively impact our ability to compete with these larger competitors. We have historically operated with a relatively flat reporting and organization structure and have few formal promotions. As our business grows and becomes more complex, the staffing of customer-facing personnel, some of whom may have limited industry experience, may result in unintended outcomes or in decisions that are poorly received by customers or other stakeholders. For example, in many cases we launch, at our expense, pilot deployments with customers without a long-term contract in place, and some of those deployments have not resulted in the customer’s adoption or expansion of its use of our platforms and services, or the generation of significant, or any, revenue or payments. In addition, as we continue to grow, including geographically, we may find it difficult to maintain our culture.
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

Historically, we have funded our operations and capital expenditures primarily through cash flows from operations, equity issuances, and proceeds from option exercises. Although we currently anticipate that our cash flows generated from operations, available funds, and access to financing sources, including our undrawn credit facility, will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Additionally, tightening of portions of the credit markets and fluctuating interest rates continue to negatively impact the capital raising environment. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2025, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of December 31, 2025, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.

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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $326.1 million, with no remaining contractual options, as of December 31, 2025. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of December 31, 2025, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $321.5 million, of which $15.3 million was recognized by us during the fiscal year ended December 31, 2025.
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
AI is enabled by or integrated into some of our technology platforms and is a significant and growing element of our business. We have also incorporated AI into certain operations within our business, including by using our platforms for internal functions, and have developed internal policies and technological capabilities to govern AI use. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections and other intellectual property claims). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient, unreliable, or inaccurate, we could be subject to competitive harm, potential legal liability, including under existing, forthcoming, or proposed legislation regulating AI in jurisdictions such as the EU, and brand or reputational harm. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect. Increased development and use of AI has also led to a strain on energy resources, which could lead to increased expenses or limited availability of resources needed for our business and operations.
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
Our technologies and business practices are designed to mitigate many of these risks. For example, our platforms include data and AI use case governance, machine learning modeling, as well as model testing and evaluation tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on fundamental rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny. There can be no assurance that the technologies and business practices we have designed will sufficiently mitigate the risks presented by the growing use of AI in our platforms and business.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, such as the conflict resulting from Hamas’ attack on Israel, natural disasters, public health crises, geopolitical tensions such as those that may be caused by the ongoing Russia-Ukraine conflict, or acts of misconduct. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
We strive to protect our customers’ confidential information and individuals’ privacy interests consistent with applicable laws, directives, and regulations. Consequently, we do not provide information about our customers to third parties without legal process. From time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our technology platforms in a manner to permit access or monitoring. In light of our confidentiality, privacy, and customer digital sovereignty commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers or portions of the public. Conversely, to the extent that we do provide such assistance in accordance with applicable law, or do not challenge those requests publicly in court, we may experience adverse political, business, and reputational consequences from other customers or portions of the public arising from concerns over privacy or the government’s activities.
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
In addition, any of our patents, copyrights, trademarks, or other intellectual property or proprietary rights may be challenged, narrowed, invalidated, held unenforceable, or circumvented in litigation or other proceedings, including, where applicable, opposition, re-examination, inter partes review, post-grant review, interference, nullification and derivation proceedings, and equivalent proceedings in foreign jurisdictions, and such intellectual property or other proprietary rights may be lost or no longer provide us meaningful competitive advantages. Such proceedings may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Third parties also may legitimately and independently develop products, services, and technology similar to or duplicative of our platforms. In addition to protection under intellectual property laws, we rely on confidentiality or license agreements that we generally enter into with our corporate partners, employees, consultants, advisors, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached or challenged, or that such breaches will be detected. Furthermore, non-disclosure provisions can be difficult to enforce, and even if successfully enforced, may not be entirely effective. Additionally, as more information about us and our platforms is made or becomes publicly available, it may be more difficult to manage actions by third parties with respect to, or other use of, such information. We cannot guarantee that any of the measures we have taken will prevent infringement, misappropriation, or other violation of our technology or other intellectual property or proprietary rights. Because we may be an attractive target for cyberattacks and espionage, we also may have a heightened risk of unauthorized access to, and misappropriation of, our proprietary and competitively sensitive information. We may be required to spend significant resources to monitor and protect our intellectual property and other proprietary rights, and we may conclude that in at least some instances the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We have initiated, and may in the future initiate, claims or litigation against third parties for infringement, misappropriation, or other violation of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights. Any such litigation, whether or not it is resolved in our favor, could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure establishing the California Privacy Rights Act (“CPRA”) in 2020. The CCPA and CPRA regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide disclosures to California consumers, and affording such consumers abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency (“CPPA”). In September 2025, the CPPA finalized regulations expanding compliance obligations under the CCPA, implementing requirements for businesses to conduct risk assessments and annual cybersecurity audits, as well as consumer rights related to automated decision-making technology, with compliance deadlines phased between January 2026 and April 2030. The CCPA’s enactment and further expansion has marked the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the expanding adoption of state-level comprehensive consumer privacy legislation. As of 2025, twenty states have enacted comprehensive consumer privacy laws, and several states have enacted significant amendments expanding coverage or enhancing enforcement authority. An additional three states, Indiana, Kentucky, and Rhode Island, each have enacted legislation that will become effective in 2026. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity such as Washington’s My Health My Data Act, which includes a private right of action and applies broadly to consumer health data outside of the scope of the Health Insurance Portability and Accountability Act, and Nevada’s Senate Bill No. 370, which imposes similar health data privacy legislation.

We cannot yet fully assess the impact of these laws and other new laws or regulations on our business or operations, but developments regarding these and other privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018; the EU AIA, which entered into force in August 2024 but continues to be phased in and establishes a risk-based framework for AI systems; and the Network and Information Security Directive 2 (“NIS2”), which replaced the original NIS Directive as of October 2024, and imposes additional cybersecurity risk management and incident reporting obligations. The EU also implemented the Digital Operational Resilience Act (“DORA”), which introduces new standards for Information and Communication Technology risk management and incident reporting for financial and insurance entities, and the European Union’s Data Act (the “Data Act”) became applicable on September 12, 2025. Among other things, the Data Act may affect some customers’ ability to terminate service agreements with us or our competitors, and compliance with the Data Act may require us to adjust contract terms and technical measures for data portability for customers in the EU. These changes may impact the duration of customer relationships in the EU and result in additional compliance and operational costs, which may affect our business. Forthcoming EU regulatory developments, envisioned under the recently published European Commission’s Digital Omnibus Package initiative, while aimed at streamlining regulatory obligations, may introduce further considerations or challenges for us or our customers in addressing EU digital compliance frameworks. Complying with the GDPR, EU AIA, NIS2, DORA, the Data Act, or other EU laws, directives, and regulations as they emerge may cause us to incur substantial operational costs, lead to challenges for our customers’ implementation and use of our platform, or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements and non-compliance with the EU AIA may result in penalties up to €35 million or 7% of worldwide annual turnover (whichever is higher), each of which could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
Additionally, post-Brexit updates to United Kingdom (“U.K.”) data protection laws and regulations, such as the Data (Use and Access) Act 2025, while largely conforming to EU GDPR standards paving the way for a 2021 European Commission adequacy determination for export of personal data from the European Economic Area to the U.K., may change over time as the U.K. and its regulator, the Information Commissioner’s Office, continue to examine its global market standing. In December 2025, the European Commission renewed the U.K. adequacy decisions originally adopted in 2021, subject to a term of six years and set to expire in December 2031; however, it also committed to a mid-point review of the decisions after four years to evaluate ongoing adequacy. Modifications in the standards for valid data transfer to the U.S. from the U.K., the EU, Switzerland, and other countries using standard contractual clauses or similar mechanisms may further require us to change our product and business practices, as well as to update client agreements in ways that introduce additional costs to our business.
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
•compliance with multiple and new or changing foreign laws and regulations, including those governing employment, privacy, data protection, information security, data transfer, AI, and the risks and costs of non-compliance with such laws and regulations;
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
•lack of familiarity with local laws, customs, and practices, and laws and business practices favoring local competitors or partners; and
•interruptions to our business operations and our customers’ business operations subject to events such as war, incidents of terrorism, natural disasters, public health concerns or epidemics, shortages or failures of power, internet, telecommunications, or hosting service providers, cyberattacks or malicious acts, or responses to these events.
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, despite recent moves to delay the implementation of some provisions, when effective, will likely impose onerous obligations related to the development, sale and use of AI-related systems. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Many states, notably California, Utah, and Texas have signed private-sector AI governance legislation focused on various aspects of AI oversight. Further, certain administrations have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
We prepare our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including related to the recognition of our revenue. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

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
We are subject to federal, state, and local income taxes in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws. Moreover, we are subject to the examination of our income tax returns by tax authorities in the United States and various foreign jurisdictions, which have disagreed, and may in the future disagree, with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and have assessed, and may continue to assess, additional taxes, interest or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income, and cash flows. We have considered the impact of the currently enacted Pillar Two rules and determined that we became subject to certain rules starting January 1, 2024 in some jurisdictions, and it did not have a material impact on our financial condition or results of operations for the year ended December 31, 2025. Furthermore, in response to trade negotiations with the United States, the Group of 7 countries (the “G7”) announced a joint understanding to exempt U.S.-parented multinational corporations from Pillar Two by adopting a “side-by-side” system between Pillar Two and the existing U.S. global minimum tax provisions, and the OECD released “Tax Challenges Arising from the Digitalisation of the Economy – Global Anti-Base Erosion Model Rules (Pillar Two), Side-by-Side Package: Inclusive Framework on BEPS” on January 5, 2026, to this effect, which reduces the impact of Pillar Two rules on us. We continue to monitor developments and evaluate impacts, if any, of these provisions on our financial condition or results of operations in the future.
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
Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:
•changes in fiscal or contracting policies or decreases in available government funding, including as a result of efforts by the federal government to analyze and enhance its operational efficiency or enforce executive orders and other administration priorities;
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
•changes in the political environment, including before or after a change to the leadership or overall composition within the government, or due to ongoing conflicts such as the Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflict in the Middle East, and regional instability, and any resulting uncertainty or changes in policy or priorities and resultant funding;
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
•budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies, for example in connection with an extended federal government shutdown, including the federal government’s shutdown in the third quarter of 2025;
•influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;
•changes in political or social attitudes with respect to security or data privacy issues;
•potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics; and
•increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors.
Such events or activities, among others, have caused and could continue to cause governments and governmental agencies to delay or refrain from purchasing or paying for our platforms and services in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.
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
•new laws, regulations, or government policies, as well as public expectations about or new interpretations or enforcement of the aforementioned, as applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine and Middle East conflicts, incidents of terrorism, such as Hamas’ attack against Israel, pandemics, or responses to these events; and
•general macroeconomic conditions, such as fluctuating interest rates, the potential or actual imposition of tariffs or other impacts on trade relations, and slow or negative growth of our markets.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of December 31, 2025, approximately 2.2 million options will expire through December 2026 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of December 31, 2025, there were 2,290,986,536 shares of our Class A common stock outstanding, 99,200,290 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of December 31, 2025, there were outstanding options to purchase an aggregate of 22,036,851 shares of our Class A common stock and 130,165,461 shares of our Class B common stock, 18,195,294 shares of our Class A common stock and 23,550,00 shares of Class B common stock subject to RSUs, 11,290,917 shares of our Class A common stock subject to stock appreciation rights (“SARs”), and 117,788 shares of our Class A common stock subject to performance-based RSUs (“P-RSUs”). All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22% of the voting power of our outstanding capital stock in the aggregate as of February 10, 2026.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of February 10, 2026. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,391,191,826 shares of our common stock outstanding as of December 31, 2025. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of December 31, 2025, our Founders were 58, 58, and 43 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. In recent years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. Although inflation levels have decreased from their highest levels in the United States, the EU, and the U.K., the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and could maintain or raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. Downturns in macroeconomic conditions, including fluctuating interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, and the conflict resulting from Hamas’ attack on Israel and ongoing conflict in the Middle East; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; the potential or actual imposition of tariffs or other impacts on trade relations; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding relationships with existing customers, and lower or no growth. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us and we may not realize the full value of our commercial contracts with such customers as a result.
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
When the U.S. dollar strengthens compared to other currencies, it generally increases the real cost of our platforms to our customers outside of the United States, which could reduce demand for our platforms and adversely affect our financial condition and results of operations. Fluctuations in the value of foreign currencies have resulted, and could continue to result, in the dollar equivalent of our revenues being lower, result in increased expenses for our non-U.S. operations, or otherwise impact our financial condition and results of operations.

Natural disasters, including climate change, and other catastrophic events beyond our control could harm our business.
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations have been, and could in the future be, subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics, terrorism, such as Hamas’ attack against Israel in 2023 and the ensuing conflict, political unrest, cyberattacks including as may be exacerbated by the ongoing Russia-Ukraine and Middle East conflicts, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
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
Our Chief Information Security Officer oversees our cybersecurity program, policies and processes, including those described in “Risk Management and Strategy” above, and works with the information security team and other stakeholders on the prevention, detection, mitigation, response and remediation of cybersecurity incidents, as applicable. As our information security team monitors the security and effectiveness of our policies and processes, they also work to keep the Chief Information Security Officer and other members of leadership informed of critical incidents, process updates, or other material details, in accordance with our internal reporting structure. Our Chief Information Security Officer in turn provides periodic briefings to our Board of Directors regarding our company’s cybersecurity risks and activities, which would include recent material cybersecurity incidents and related responses, if any, changes to the risk landscape, and updates or changes to the cybersecurity program. Our current Chief Information Security Officer has over 15 years of systems engineering and technical cybersecurity experience, and holds an undergraduate degree in computer science and a graduate degree in business administration. He has also completed graduate-level courses in computer science and holds certifications in information security. The information security team includes employees with broad ranging experience in cybersecurity threat assessments and detection, incident response, and mitigation and management of various types of threats, including from insiders and nation-state actors.
ITEM 2. PROPERTIES
Facilities
We have leased principal properties in Denver, Colorado, which was the location of our corporate headquarters; in Palo Alto, California; New York City, New York; Washington, D.C.; and London, England. In addition, we lease various other office spaces throughout the world.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock trades on The Nasdaq Stock Market LLC (Nasdaq Global Market Select) under the symbol “PLTR”.
Our Class B common stock and Class F common stock are not listed on any stock exchange nor traded on any public market.
Holders of Record
As of February 10, 2026, there were 2,178 holders of record of our Class A common stock, 16 holders of record of our Class B common stock, and one holder of record of our Class F common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
The following table summarizes stock repurchases during the three months ended December 31, 2025 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2025 - October 31, 2025	37,533	$183.79	37,533	$873,117
November 1, 2025 - November 30, 2025	32,630	$174.65	32,630	$867,418
December 1, 2025 - December 31, 2025	36,008	$183.26	36,008	$860,819
Total	106,171		106,171
—————
(1) Includes related commissions.
(2) In August 2023, our Board of Directors authorized the Share Repurchase Program which allows for the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock. The Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. During the year ended December 31, 2025, we repurchased 600,446 shares of our Class A common stock under the Share Repurchase Program. The Share Repurchase Program was terminated in January 2026. For additional information see Note 9. Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since September 30, 2020 (the date our Class A common stock commenced trading on the New York Stock Exchange relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on September 30, 2020, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.
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
This section of this Annual Report on Form 10-K generally discusses fiscal years 2025 and 2024 items and year-to-year comparisons between fiscal years 2025 and 2024. Discussions of fiscal year 2024 items and year-to-year comparisons between fiscal years 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 18, 2025 and is incorporated herein by reference.
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
We have built four principal software platforms, Gotham, Foundry, Apollo, and AIP. Foundry is our foundational data operations platform, which provides the core capabilities for data management, logic authoring, systemic mapping development through our Ontology, analytics, and workflow development. AIP is our generative AI platform, which provides secure connectivity to third-party-provided LLMs, a development toolchain for building AI-powered agents and automations, an array of AI-enabled end user applications, a broad evaluations framework for governing AI workflows in production, and more. Apollo is our continuous delivery platform, enabling the orchestration of upgrades of services and assets every day to manage the underlying infrastructure that hosts our other platforms. Gotham integrates with our other platforms, as well as our broader defense offerings, to power a wide array of missions across allied defense and intelligence operations.
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
The Ontology has continuously evolved over time, serving as the heart of our platforms by activating data and analytics inside operations, enabling real-time connectivity between data, analytics, and operational teams, as well as AI. Ontology generally refers to the systematic mapping of data to meaningful context. The Palantir Ontology goes far beyond the traditional concept by integrating the elements of a decision—the data, logic, and actions—into a foundational representation of the organization, and allowing users to build interconnected workflows, turning specialized expertise into shared infrastructure to dynamically optimize decision-making across the enterprise. The Ontology can help create a shared understanding across all users in a data ecosystem regardless of technical skills, enabling organizations to scale more efficiently and rapidly.
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
For the year ended December 31, 2025, we generated $4.5 billion in revenue, reflecting a 56% growth rate from the year ended December 31, 2024, when we generated $2.9 billion in revenue.
In the year ended December 31, 2025, we generated income from operations of $1.4 billion, or adjusted income from operations of $2.3 billion when excluding stock-based compensation and related employer payroll taxes. In the year ended December 31, 2024, we generated income from operations of $310.4 million, or adjusted income from operations of $1.1 billion when excluding stock-based compensation and related employer payroll taxes.
In the year ended December 31, 2025, our gross profit was $3.7 billion, reflecting a gross margin of 82%, or 84% when excluding stock-based compensation. In the year ended December 31, 2024, our gross profit was $2.3 billion, reflecting a gross margin of 80%, or 83% when excluding stock-based compensation.

For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended December 31, 2025, we had 954 customers, including companies in various commercial sectors and government agencies around the world. During the period ended December 31, 2024, we had 711 customers.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. As of December 31, 2025, we expect to generate revenue from contracts closed during each of the three months and year ended December 31, 2025 for an additional four years, on a dollar-weighted average contract duration basis. Dollar-weighted average contract duration represents the length of time we expect to generate revenue on average, based on the total potential lifetime length and value of contracts entered into with, or awarded by, our customers at the time of contract execution, presuming that our customers will exercise all of the contractual options available to them and no termination of contracts, although many of our contracts are subject to termination provisions, including for convenience, and there can be no guarantee that contracts are not terminated or that contract options will be exercised. We calculate this duration on a dollar-weighted basis to adjust for smaller deals. The timing of our customer billings and receipt of payments varies from contract to contract. Our average revenue for the top twenty customers during the trailing twelve months ended December 31, 2025 was $93.9 million, which grew 45% from an average of $64.6 million in revenue from the top twenty customers during the trailing twelve months ended December 31, 2024, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the year ended December 31, 2025, 54% of our revenue came from government customers and 46% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the year ended December 31, 2025, we generated 74% of our revenue from customers in the United States and the remaining 26% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended December 31, 2025 was $3.3 billion, which grew 75% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
As of December 31, 2025, the total remaining deal value of the contracts, as defined above, was $11.2 billion, up 105% from December 31, 2024, when our total remaining deal value of such contracts was $5.4 billion.
Of our total remaining deal value, as of December 31, 2025, the total remaining deal value of the contracts that we entered into with commercial customers, including existing contractual obligations and available contractual options, as defined above, was $6.8 billion, up 117% from December 31, 2024, when the total remaining deal value of such contracts was $3.1 billion.
As of December 31, 2025, the total remaining deal value of the contracts that we had been awarded by government agencies in the United States and allied countries around the world, including existing contractual obligations and contractual options available to those government agencies, was $4.4 billion, up 90% from December 31, 2024, when the total value of such contracts was $2.3 billion.
When calculating the total remaining deal value of government contracts, we do not include government contracts known as IDIQ contracts, totaling $12.3 billion, as of December 31, 2025, that we have also been awarded, but where the funding of such contracts has not yet been determined or guaranteed.
Many of our government and commercial contracts are subject to termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, geopolitical tensions, fluctuating interest rates, monetary policy changes, foreign currency fluctuations, and the potential or actual imposition of tariffs or other impacts on trade relations. Additionally, these macroeconomic impacts have disrupted, and may continue to disrupt, the operations of our customers and prospective customers. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
See the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K for further discussion of the impact of macroeconomic trends on our business.
Geopolitical Tensions
Our business operations are subject to interruption by events that are beyond our control, including geopolitical tensions. We continue to closely monitor the impact of various geopolitical tensions and their global impacts on our business. While the ongoing Russia-Ukraine, Israel and broader Middle East, and other global conflicts are still evolving and the outcomes remain highly uncertain, we do not expect that the resulting challenging macroeconomic conditions will have a material impact on our business or results of operations.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, when the U.S. dollar strengthens compared to other currencies (primarily the Euro and GBP), it has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than the U.S. dollar. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the JPY, Euro, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the year ended December 31, 2025, such impacts were not material to our financial position or results of operations.
Customer Impacts
Macroeconomic conditions have impacted, and may continue to adversely impact, our customers’ businesses. With economic uncertainty, we may experience additional negative impacts on new customer acquisition, customer renewals, and customer collections, among other things, which could negatively impact our business and results of operations.
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
Contribution Margin
The following table provides a reconciliation of contribution margin for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024
Income from operations	$1,414,015	$310,403
Add:
Research and development expenses (1)	420,838	342,813
General and administrative expenses (1)	423,811	375,094
Total stock-based compensation expense	684,033	691,638
Total contribution	$2,942,697	$1,719,948
Contribution margin	66%	60%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024
Gross profit	$3,686,269	$2,299,517
Add: stock-based compensation	64,555	69,065
Gross profit, excluding stock-based compensation	$3,750,824	$2,368,582
Gross margin, excluding stock-based compensation	84%	83%

Adjusted Income from Operations
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024
Income from operations	$1,414,015	$310,403
Add: stock-based compensation	684,033	691,638
Add: employer payroll taxes related to stock-based compensation	156,052	126,021
Adjusted income from operations	$2,254,100	$1,128,062
Adjusted operating margin	50%	39%
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
Cost of Revenue
Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as subcontractor expenses, field-service representatives, third-party cloud hosting services, hardware costs, and other direct costs.
We expect that cost of revenue will increase in absolute dollars as our revenue grows and will vary from period to period as a percentage of revenue.
Sales and Marketing
Our sales and marketing efforts span all stages of our sales cycle, including personnel involved with sales functions, and executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, variable compensation, including commissions, and benefits for our sales force and personnel involved in sales functions, executing on pilots, and customer growth activities; as well as third-party cloud hosting services for our pilots, and marketing and sales event-related costs. Sales and marketing costs are generally expensed as incurred.
We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in our potential and current customers, in growing our business, in our sales force, and in enhancing our brand awareness.
Research and Development
Our research and development efforts are aimed at continuing to develop and refine our offerings, including adding new platforms, features, and modules, increasing their functionality, and enhancing the usability of our platforms. Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine our platforms and products, as well as third-party cloud hosting services and other IT-related costs. Research and development costs are expensed as incurred.
We plan to continue to invest in personnel to support our research and development efforts. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.
General and Administrative
General and administrative costs include salaries, stock-based compensation expense, and benefits for personnel involved in our executive, finance, legal, human resources, and administrative functions, as well as third-party professional services and fees.
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
Results of Operations
The following table summarizes our consolidated statements of operations data (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue	$4,475,446	$2,865,507	$2,225,012
Cost of revenue	789,177	565,990	431,105
Gross profit	3,686,269	2,299,517	1,793,907
Operating expenses:
Sales and marketing	1,056,859	887,755	744,992
Research and development	557,677	507,878	404,624
General and administrative	657,718	593,481	524,325
Total operating expenses	2,272,254	1,989,114	1,673,941
Income from operations	1,414,015	310,403	119,966
Interest income	229,181	196,792	132,572
Other income (expense), net	14,172	(18,022)	(15,447)
Income before provision for income taxes	1,657,368	489,173	237,091
Provision for income taxes	22,724	21,255	19,716
Net income	1,634,644	467,918	217,375
Less: Net income attributable to noncontrolling interests	9,611	5,728	7,550
Net income attributable to common stockholders	$1,625,033	$462,190	$209,825

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Years Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	18	20	19
Gross margin	82	80	81
Operating expenses:
Sales and marketing	23	31	34
Research and development	12	18	18
General and administrative	15	20	24
Total operating expenses	50	69	76
Income from operations	32	11	5
Interest income	5	7	6
Other income (expense), net	—	(1)	—
Income before provision for income taxes	37	17	11
Provision for income taxes	1	1	1
Net income	36	16	10
Less: Net income attributable to noncontrolling interests	—	—	1
Net income attributable to common stockholders	36%	16%	9%

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Years Ended December 31,		Change
	2025	2024	Amount	%
Revenue:
Government	$2,402,287	$1,569,605	$832,682	53%
Commercial	2,073,159	1,295,902	777,257	60%
Total revenue	$4,475,446	$2,865,507	$1,609,939	56%
Revenue increased by $1.6 billion, or 56%, for the year ended December 31, 2025 compared to 2024. Revenue from government customers increased by $832.7 million, or 53%, for the year ended December 31, 2025 compared to 2024. Of the increase, $774.0 million was from government customers existing as of December 31, 2024. Revenue from U.S. government customers was $1.9 billion for the year ended December 31, 2025 compared to $1.2 billion for the same period in 2024. Revenue from commercial customers increased by $777.3 million, or 60%, for the year ended December 31, 2025 compared to 2024. Of the increase, $425.2 million was from commercial customers existing as of December 31, 2024, including a decrease of $37.0 million of revenue from Strategic Commercial Contracts. Revenue from U.S. commercial customers was $1.5 billion for the year ended December 31, 2025 compared to $702.3 million for the same period in 2024, a 109% increase.
Generally, increases in revenue from our existing customers are related to the increased adoption of our products and services within their organizations. For additional information on Strategic Commercial Contracts, see Note 4. Investments and Fair Value Measurements in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cost of Revenue and Gross Profit

	Years Ended December 31,		Change
	2025	2024	Amount	%
Cost of revenue	$789,177	$565,990	$223,187	39%
Gross profit	3,686,269	2,299,517	1,386,752	60%
Gross margin	82%	80%
Cost of revenue for the year ended December 31, 2025 increased by $223.2 million, or 39%, compared to 2024. The increase was primarily due to increases of $94.6 million in third-party cloud hosting services, $38.0 million in subcontractor expenses, $29.1 million in field-service representatives, and $26.9 million in payroll and other payroll-related costs.
Our gross margin for the year ended December 31, 2025 increased from 80% for the same period in 2024 to 82%.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Operating Expenses

	Years Ended December 31,		Change
	2025	2024	Amount	%
Sales and marketing	$1,056,859	$887,755	$169,104	19%
Research and development	557,677	507,878	49,799	10%
General and administrative	657,718	593,481	64,237	11%
Total operating expenses	$2,272,254	$1,989,114	$283,140	14%
Sales and Marketing
Sales and marketing expenses increased by $169.1 million, or 19%, for the year ended December 31, 2025 compared to 2024. The increase was primarily due to increases of $76.4 million in payroll and other payroll-related costs, $18.3 million in marketing expenses, and $16.4 million in stock-based compensation expense and related expenses.

For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Research and Development
Research and development expenses increased by $49.8 million, or 10%, for the year ended December 31, 2025 compared to 2024. The increase was primarily due to increases of $35.6 million in third-party cloud hosting services and $19.0 million in payroll and other payroll-related costs. These were partially offset by a decrease of $19.8 million in stock-based compensation expense and related expenses
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
General and Administrative
General and administrative expenses increased by $64.2 million, or 11%, for the year ended December 31, 2025 compared to 2024. The increase was primarily due to increases of $22.7 million in stock-based compensation expense and related expenses, and $19.4 million in payroll and other payroll-related costs.
For additional information related to stock-based compensation expense, see the section titled “Stock-Based Compensation” below.
Stock-Based Compensation

	Years Ended December 31,		Change
	2025	2024	Amount	%
Cost of revenue	$64,555	$69,065	$(4,510)	(7)%
Sales and marketing	248,732	239,121	9,611	4%
Research and development	136,839	165,065	(28,226)	(17)%
General and administrative	233,907	218,387	15,520	7%
Total stock-based compensation expense	$684,033	$691,638	$(7,605)	(1)%
Stock-based compensation expenses decreased by $7.6 million, or 1%, for the year ended December 31, 2025 compared to 2024. The decrease was driven by reductions in expense from SARs that fully vested and expensed during the year ended December 31, 2024, partially offset by expense from new grants awarded since and within the year ended December 31, 2024, including RSUs, P-RSUs, and SARs.
Interest Income

	Years Ended December 31,		Change
	2025	2024	Amount
Interest income	$229,181	$196,792	$32,389
Interest income increased by $32.4 million for the year ended December 31, 2025 compared to 2024 primarily due to an increase in our interest-bearing cash, cash equivalents, and investments in short-term U.S. Treasury securities.
Other Income (Expense), Net

	Years Ended December 31,		Change
	2025	2024	Amount
Other income (expense), net	$14,172	$(18,022)	$32,194
Other income (expense), net changed by $32.2 million for the year ended December 31, 2025 compared to 2024 primarily due to upward adjustments in privately-held securities and lower realized losses from marketable securities, partially offset by an increase in unrealized losses on marketable securities.

Provision for Income Taxes

	Years Ended December 31,		Change
	2025	2024	Amount
Provision for income taxes	$22,724	$21,255	$1,469
The increase in the provision for income taxes was not material for the year ended December 31, 2025 compared to 2024. For additional information see Note 11. Taxes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term U.S. Treasury securities totaling $7.2 billion. We generated positive cash flow from operations for the year ended December 31, 2025. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future. We continue to evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$2,134,473	$1,153,865	$712,183
Investing activities	(2,783,551)	(340,655)	(2,711,180)
Financing activities	(26,910)	463,364	218,839
Effect of foreign exchange on cash, cash equivalents, and restricted cash	7,477	(6,745)	2,930
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(668,511)	$1,269,829	$(1,777,228)
Operating Activities
Net cash provided by operating activities was $2.1 billion and $1.2 billion for the year ended December 31, 2025 and 2024, respectively. The increase was primarily driven by revenue growth and timing of payments from customers, partially offset by timing of billings to customers.
Investing Activities
Net cash used in investing activities was $2.8 billion and $0.3 billion for the year ended December 31, 2025 and 2024, respectively. The increase in cash used in investing activities was primarily due to more purchases of short-term U.S. Treasury securities and privately-held securities compared to the prior year, partially offset by sales and redemptions of marketable securities.
Financing Activities
Net cash used in financing activities was $26.9 million for the year ended December 31, 2025 and net cash provided by financing activities was $463.4 million for the year ended December 31, 2024. Financing cash inflows consisted primarily of proceeds from the exercise of common stock options. Financing cash outflows were driven by taxes paid in the current year related to the net share settlement of SARs during the year ended December 31, 2024 and repurchases of our Class A common stock.

Material Cash Requirements
The following table summarizes our contractual obligations and commitments, which are associated with agreements that are enforceable and legally binding, as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Noncancelable purchase commitments(1)	$1,758,951	$132,682	$515,169	$411,100	$700,000
Operating lease commitments, net of sublease income amounts(2)	221,098	48,293	53,090	37,754	81,961
Total contractual obligations and commitments	$1,980,049	$180,975	$568,259	$448,854	$781,961
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
(2) The contractual commitment amounts under operating leases in the table above are primarily related to facility and equipment leases. Operating lease commitments are reflected net of $71.4 million of sublease income from tenants in certain of our leased facilities and $63.2 million of imputed interest. Refer to Note 7. Leases in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
As of December 31, 2025, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500.0 million under our credit facility. For more information, see Note 6. Debt in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In August 2023, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our outstanding shares of Class A common stock (the “Share Repurchase Program”). During the year ended December 31, 2025, the Company repurchased and subsequently retired 0.6 million shares of its Class A common stock for an aggregate amount, including commissions, of $75.0 million under our Share Repurchase Program. In January 2026, the Company terminated the Share Repurchase Program. For additional information on our Share Repurchase Program, see Note 9. Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Market Risk
As of December 31, 2025, we held publicly-traded equity securities valued at $23.4 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions, including ongoing volatility related to global conflicts, fluctuating interest rates, or the potential or actual imposition of tariffs or other impacts on trade relations.
As of December 31, 2025, we held privately-held equity securities valued at $170.0 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palantir Technologies Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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

Auditing revenue recognition was complex and required a significant level of auditor judgment to identify and evaluate non-standard terms and conditions that impact revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls to identify and evaluate terms and conditions and performance obligations in customer arrangements that would impact revenue recognition.
Our substantive procedures included, among others, testing the completeness and accuracy of management’s identification and evaluation of non-standard terms and conditions, reading executed contracts for a sample of revenue transactions, and evaluating whether the Company appropriately applied its revenue recognition policy to the arrangements based on the terms and conditions therein and consistent with U.S. GAAP. We also evaluated the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.
San Jose, California
February 17, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palantir Technologies Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palantir Technologies Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palantir Technologies Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 17, 2026

Palantir Technologies Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,423,796	$2,098,524
Marketable securities	5,753,247	3,131,463
Accounts receivable, net	1,042,065	575,048
Prepaid expenses and other current assets	139,066	129,254
Total current assets	8,358,174	5,934,289
Property and equipment, net	51,960	39,638
Operating lease right-of-use assets	200,105	200,740
Other assets	290,153	166,217
Total assets	$8,900,392	$6,340,884
Liabilities and Equity
Current liabilities:
Accounts payable	$8,064	$103
Accrued liabilities	355,624	427,046
Deferred revenue	408,963	259,624
Customer deposits	357,066	265,252
Operating lease liabilities	45,864	43,993
Total current liabilities	1,175,581	996,018
Deferred revenue, noncurrent	46,216	39,885
Customer deposits, noncurrent	18	1,663
Operating lease liabilities, noncurrent	183,474	195,226
Other noncurrent liabilities	7,092	13,685
Total liabilities	1,412,381	1,246,477
Commitments and Contingencies (Note 8)
Palantir's stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of December 31, 2025 and 2024; 2,290,987 and 2,242,389 shares issued and outstanding as of December 31, 2025 and 2024, respectively; 2,700,000 Class B shares authorized as of December 31, 2025 and 2024; 99,200 and 95,401 shares issued and outstanding as of December 31, 2025 and 2024, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of December 31, 2025 and 2024	2,391	2,339
Additional paid-in capital	10,933,325	10,193,970
Accumulated other comprehensive income (loss), net	13,942	(5,611)
Accumulated deficit	(3,562,390)	(5,187,423)
Total Palantir's stockholders’ equity	7,387,268	5,003,275
Noncontrolling interests	100,743	91,132
Total equity	7,488,011	5,094,407
Total liabilities and equity	$8,900,392	$6,340,884
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue	$4,475,446	$2,865,507	$2,225,012
Cost of revenue	789,177	565,990	431,105
Gross profit	3,686,269	2,299,517	1,793,907
Operating expenses:
Sales and marketing	1,056,859	887,755	744,992
Research and development	557,677	507,878	404,624
General and administrative	657,718	593,481	524,325
Total operating expenses	2,272,254	1,989,114	1,673,941
Income from operations	1,414,015	310,403	119,966
Interest income	229,181	196,792	132,572
Other income (expense), net	14,172	(18,022)	(15,447)
Income before provision for income taxes	1,657,368	489,173	237,091
Provision for income taxes	22,724	21,255	19,716
Net income	1,634,644	467,918	217,375
Less: Net income attributable to noncontrolling interests	9,611	5,728	7,550
Net income attributable to common stockholders	$1,625,033	$462,190	$209,825
Earnings per share attributable to common stockholders, basic	$0.69	$0.21	$0.10
Earnings per share attributable to common stockholders, diluted	$0.63	$0.19	$0.09
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, basic	2,369,612	2,250,163	2,147,446
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, diluted	2,565,197	2,450,818	2,297,927
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$1,634,644	$467,918	$217,375
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	10,938	(3,386)	2,699
Net unrealized gain (loss) on available-for-sale securities	8,615	(3,026)	3,435
Comprehensive income	1,654,197	461,506	223,509
Less: Comprehensive income attributable to noncontrolling interests	9,611	5,728	7,550
Comprehensive income attributable to common stockholders	$1,644,586	$455,778	$215,959
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	2,099,075	$2,099	$8,427,998	$(5,333)	$(5,859,438)	$2,565,326	$77,111	$2,642,437
Issuance of common stock from the exercise of stock options	46,079	46	218,192	—	—	218,238	—	218,238
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	54,974	55	(55)	—	—	—	—	—
Stock-based compensation	—	—	476,038	—	—	476,038	—	476,038
Other comprehensive income	—	—	—	6,134	—	6,134	—	6,134
Other, net	—	—	—	—	—	—	743	743
Net income	—	—	—	—	209,825	209,825	7,550	217,375
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	2,200,128	$2,200	$9,122,173	$801	$(5,649,613)	$3,475,561	$85,404	$3,560,965
Issuance of common stock from the exercise of stock options	99,297	100	745,296	—	—	745,396	—	745,396
Issuance of common stock from the exercise of stock appreciation rights (“SARs”), net of shares withheld for employee taxes	5,943	6	(302,493)	—	—	(302,487)	—	(302,487)
Issuance of common stock upon release of RSUs and performance-based RSUs (“P-RSUs”)	35,550	35	(35)	—	—	—	—	—
Repurchases of common stock	(2,123)	(2)	(64,194)	—	—	(64,196)	—	(64,196)
Stock-based compensation	—	—	693,223	—	—	693,223	—	693,223
Other comprehensive loss	—	—	—	(6,412)	—	(6,412)	—	(6,412)
Net income	—	—	—	—	462,190	462,190	5,728	467,918
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407
Issuance of common stock from the exercise of stock options	25,739	25	129,082	—	—	129,107	—	129,107
Issuance of common stock upon release of RSUs and P-RSUs	27,259	27	(27)	—	—	—	—	—
Repurchases of common stock	(601)	—	(74,985)	—	—	(74,985)	—	(74,985)
Stock-based compensation	—	—	685,285	—	—	685,285	—	685,285
Other comprehensive income	—	—	—	19,553	—	19,553	—	19,553
Net income	—	—	—	—	1,625,033	1,625,033	9,611	1,634,644
Balance as of December 31, 2025	2,391,192	$2,391	$10,933,325	$13,942	$(3,562,390)	$7,387,268	$100,743	$7,488,011
The accompanying notes are an integral part of these consolidated financial statements.

Palantir Technologies Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net income	$1,634,644	$467,918	$217,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,145	31,587	33,354
Stock-based compensation	684,033	691,638	475,903
Unrealized and realized (gain) loss from marketable securities, net	21,228	19,306	13,160
Noncash consideration	(37,244)	(52,521)	(46,609)
Other operating activities	15,630	66,034	12,764
Changes in operating assets and liabilities:
Accounts receivable, net	(450,429)	(211,157)	(106,159)
Prepaid expenses and other assets	51,979	11,883	(2,955)
Accounts payable and accrued liabilities	4,659	96,793	21,063
Contract liabilities	238,688	76,796	143,859
Other liabilities	(54,860)	(44,412)	(49,572)
Net cash provided by operating activities	2,134,473	1,153,865	712,183
Investing activities
Purchases of property and equipment	(33,882)	(12,634)	(15,114)
Purchases of marketable securities	(7,702,060)	(5,395,913)	(5,636,406)
Proceeds from sales and redemption of marketable securities	5,026,315	5,073,507	2,889,268
Purchases of privately-held securities	(72,924)	(5,615)	—
Other investing activities	(1,000)	—	51,072
Net cash used in investing activities	(2,783,551)	(340,655)	(2,711,180)
Financing activities
Proceeds from the exercise of common stock options	129,107	745,396	218,238
Repurchases of common stock	(74,985)	(64,196)	—
Taxes paid related to net share settlement of equity awards	(81,117)	(218,280)	—
Other financing activities	85	444	601
Net cash provided by (used in) financing activities	(26,910)	463,364	218,839
Effect of foreign exchange on cash, cash equivalents, and restricted cash	7,477	(6,745)	2,930
Net increase (decrease) in cash, cash equivalents, and restricted cash	(668,511)	1,269,829	(1,777,228)
Cash, cash equivalents, and restricted cash - beginning of period	2,119,936	850,107	2,627,335
Cash, cash equivalents, and restricted cash - end of period	$1,451,425	$2,119,936	$850,107

Supplemental disclosures of cash flow information
Noncash investing and financing activities
Accrued taxes related to net share settlement of equity awards	$—	$84,207	$—
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$1,423,796	$2,098,524	$831,047
Restricted cash included in prepaid expenses and other current assets	2,518	7,704	370
Restricted cash included in other assets	25,111	13,708	18,690
Total cash, cash equivalents, and restricted cash	$1,451,425	$2,119,936	$850,107
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company generally grants non-collateralized credit terms to its customers. Allowance for credit losses is based on the Company’s best estimate of probable losses inherent in its accounts receivable portfolio and is determined based on expectations of the customer’s ability to pay by considering factors such as customer type (commercial or government), historical experience, financial position of the customer, age of the accounts receivable, current economic conditions, and reasonable and supportable forward-looking factors about its portfolio and future economic conditions. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Based upon the Company’s assessment, the allowance for credit losses was immaterial as of December 31, 2025 and 2024.
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
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented in the consolidated balance sheets. The Company’s accounts receivable balances as of December 31, 2025 and 2024 were $1.0 billion and $0.6 billion, respectively. Customer I represented 25% and 26% of total accounts receivable as of December 31, 2025 and 2024, respectively, and no other customer represented more than 10% of total accounts receivable as of December 31, 2025 or 2024.
For the years ended December 31, 2025, 2024, and 2023, no customer represented 10% or more of total revenue.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the future undiscounted cash flows that the asset is expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairments of long-lived assets during the years ended December 31, 2025, 2024, and 2023 were not material.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Cost of Revenue
Cost of revenue primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing O&M and professional services, as well as subcontractor expenses, field-service representatives, third-party cloud hosting services, hardware costs, and other direct costs.
Sales and Marketing Costs
Sales and marketing costs primarily include salaries, stock-based compensation expense, variable compensation, including commissions, and benefits for the sales force and personnel involved in sales functions, executing on pilots, and customer growth activities, as well as third-party cloud hosting services for pilots, and marketing and sales event-related costs. The Company generally charges all such costs to sales and marketing expense in the period incurred. Advertising costs are expensed as incurred and included in sales and marketing expense within the consolidated statements of operations. Advertising expense totaled $16.0 million, $18.2 million, and $21.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Research and Development Costs
Research and development costs primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the activities to develop and refine the Company’s platforms and products, as well as third-party cloud hosting services and other IT-related costs. Research and development costs are expensed as incurred.
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
Performance-Based Awards
The Company also grants awards, including RSUs, that vest upon the satisfaction of both a service condition and a performance condition. The Company determines the grant-date fair value of P-RSUs based on the fair value of the Company’s common stock on the grant date and records stock-based compensation expense using the accelerated attribution method over the service period. The Company recognizes expense for the number of P-RSUs expected to vest, determined based on the level of achievement against certain performance conditions, over the requisite service period when it is probable that the performance condition will be achieved.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Earnings Per Share Attributable to Common Stockholders
The Company computes earnings per share attributable to its common stockholders using the two-class method required for participating securities, which determines earnings per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in distributed and undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, and Class F common stock (collectively, the “common stock”) are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting earnings per share will, therefore, be the same for all classes of common stock on an individual or combined basis. As such, the Company has presented the net income attributed to its common stock on a combined basis.
Noncontrolling Interests
A noncontrolling interest represents the proportionate equity interest in a subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separate from the Company’s controlling interest. Revenues, expenses, gains, losses, net income, and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interests.
Foreign Currency
Generally, the functional currency of the Company’s international subsidiaries is the local currency of the country in which they operate. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as a cumulative translation adjustment and included in accumulated other comprehensive income.
For transactions that are not denominated in the local functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each reporting period. Transaction gains and losses from the remeasurement are recognized in other income (expense), net within the consolidated statements of operations.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this standard update effective December 31, 2025 using a prospective approach and included the required disclosures in Note 11. Taxes. This standard update did not affect the Company’s operating results.
Recent Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers, which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The guidance can be applied prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis for contracts existing as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impacts of the new standard on its consolidated financial statements.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of December 31, 2025 and 2024, the Company’s contract liabilities were $812.3 million and $566.4 million, respectively. Revenue of $526.6 million and $457.6 million was recognized during the years ended December 31, 2025 and 2024, respectively, that was included in contract liabilities as of December 31, 2024 and 2023, respectively.
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
The Company’s remaining performance obligations were $4.1 billion as of December 31, 2025, of which the Company expects to recognize approximately 38% as revenue over the next 12 months, 36% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$945,330	$945,330	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,846	—	4,846	—
Marketable securities:
U.S. Treasury securities	5,729,892	—	5,729,892	—
Publicly-traded equity securities	23,355	23,355	—	—
Total	$6,703,423	$968,685	$5,734,738	$—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,823,046	$1,823,046	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,826	—	4,826	—
Marketable securities:
U.S. Treasury securities	3,110,687	—	3,110,687	—
Publicly-traded equity securities	20,776	20,776	—	—
Total	$4,959,335	$1,843,822	$3,115,513	$—
Debt Securities
As of December 31, 2025 and 2024, available-for-sale debt securities, all of which are included in marketable securities on the consolidated balance sheet, consisted of the following (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,720,869	$9,158	$(135)	$5,729,892
Total debt securities	$5,720,869	$9,158	$(135)	$5,729,892

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,110,278	$1,022	$(613)	$3,110,687
Total debt securities	$3,110,278	$1,022	$(613)	$3,110,687
The Company sold $279.7 million and $694.6 million of available-for-sale debt securities during the fiscal years ended December 31, 2025 and 2023. The realized gains and losses from those sales were immaterial. The Company did not sell any

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
available-for-sale debt securities during the fiscal year ended December 31, 2024. As of December 31, 2025 and 2024, available-for-sale debt securities of $724.9 million and $716.3 million, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of December 31, 2025 or 2024 were in a continuous unrealized loss position for greater than 12 months and it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis. We did not recognize any credit losses related to our available-for sale debt securities during the years end December 31, 2025 and 2024. All of the Company’s U.S. Treasury securities had contractual maturities due within one year as of December 31, 2025 and 2024.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the consolidated statements of operations. For the years ended December 31, 2025, 2024, and 2023, net unrealized gains and losses from publicly-traded equity securities held at the end of each period were immaterial.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of December 31, 2025 and December 31, 2024, the total amount of privately-held equity securities included in other assets on the consolidated balance sheets was $170.0 million and $64.9 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. There were upward adjustments on privately-held equity securities based on observable transactions of $30.7 million during the year ended December 31, 2025, and no upward adjustments on privately-held equity securities during the year ended December 31, 2024. There were no material downward adjustments or impairments for the privately-held equity securities held as of December 31, 2025 or 2024. Cumulative upward adjustments were $30.7 million and cumulative downward adjustments and impairments were not material on privately-held equity securities held by the Company as of December 31, 2025.
Additionally, we have accepted, and may continue to accept, securities as noncash consideration. Total equity securities received as noncash consideration was $38.9 million, $58.7 million, and $41.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Strategic Commercial Contracts
From 2021 through 2022, the Company approved and entered into certain agreements (“Investment Agreements”) to purchase shares of various entities, including special purpose acquisition companies and/or other privately-held or publicly-traded entities (each, an “Investee,” and such purchases, the “Investments”). No Investments were purchased under such Investment Agreements during the fiscal years ended December 31, 2025 or 2024.
In connection with signing the Investment Agreements, each Investee or an associated entity and the Company entered into a commercial contract for access to the Company’s products and services (collectively, the “Strategic Commercial Contracts”). The Company assessed the concurrent agreements under the noncash consideration and consideration payable to a customer guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of each arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under each contract. The Company performs ongoing assessments of customers’ financial condition, including the consideration of customers’ ability and intention to pay, and whether all or some portion of the value of such contracts continue to meet the criteria for revenue recognition, among other factors. During the years ended December 31, 2025, 2024, and 2023, revenue recognized from Strategic Commercial Contracts was $15.3 million, $52.3 million, and $87.3 million, respectively.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Leasehold improvements	$98,302	$85,284
Computer equipment, software, and other	77,315	55,815
Furniture and fixtures	15,435	13,906
Construction in progress	9,999	7,632
Total property and equipment, gross	201,051	162,637
Less: accumulated depreciation and amortization	(149,091)	(122,999)
Total property and equipment, net	$51,960	$39,638
Depreciation and amortization expense related to property and equipment, net was not material for the years ended December 31, 2025, 2024, and 2023.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued payroll and related expenses	$178,659	$306,939
Accrued other liabilities	176,965	120,107
Total accrued liabilities	$355,624	$427,046
6. Debt
2014 Credit Facility
The Company has a secured revolving credit facility, which provides for aggregate revolving commitments of $500.0 million and has a maturity date of March 31, 2027 (as amended, the “2014 Credit Facility”). As of December 31, 2025, the Company had no outstanding debt balances under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50.0 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of December 31, 2025.
7. Leases
The Company has operating leases primarily for corporate office space. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. The Company's leases have remaining terms up to March 2035, some of which include one or more options to extend. Additionally, some lease contracts include termination options.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Supplemental balance sheet information related to lease liabilities at December 31, 2025 and 2024 was as follows (in thousands):

		As of December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2025	2024
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$200,105	$200,740
Total right-of-use assets		$200,105	$200,740
Lease liabilities:
Operating leases	Operating lease liabilities	$45,864	$43,993
	Operating lease liabilities, noncurrent	183,474	195,226
Total lease liabilities		$229,338	$239,219
The components of lease expense included in the Company's consolidated statements of operations include (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease expense	$57,164	$57,655	$61,972
Short-term lease expense	4,461	3,445	4,949
Variable lease expense	5,636	5,585	4,772
Sublease income	(15,966)	(17,205)	(18,905)
Total lease expense, net	$51,295	$49,480	$52,788
Variable lease costs are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represent temporary employee housing.
Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

	As of December 31, 2025
	Operating Lease Commitments	Less: Sublease Income	Net Lease Commitments
Year ended December 31,
2026	$62,079	$13,786	$48,293
2027	50,428	14,423	36,005
2028	29,555	12,470	17,085
2029	24,943	10,254	14,689
2030	33,319	10,254	23,065
Thereafter	92,215	10,254	81,961
Total undiscounted liabilities	292,539	71,441	221,098
Less: Imputed interest	(63,201)	—	(63,201)
Total operating lease liabilities	$229,338	$71,441	$157,897
The weighted-average remaining lease term related to the Company’s operating lease liabilities as of December 31, 2025 and 2024 was six and seven years, respectively. The weighted-average discount rate related to the Company’s operating lease liabilities as of December 31, 2025 and 2024 was 7%.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The following table sets forth the supplemental information related to the Company's operating leases for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$63,818	$65,402
Lease liabilities arising from obtaining right-of-use assets	$37,784	$58,320
8. Commitments and Contingencies
Purchase Commitments
The Company has commitments with various third parties to purchase cloud hosting services. Under one of its third-party cloud services agreements, as amended, the Company has committed to spend at least $1.95 billion over ten contract years through September 30, 2033, among other things. As of December 31, 2025, the Company satisfied $79.2 million of its $170.2 million commitment for the contract year beginning October 1, 2025 and ending September 30, 2026.
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
As of December 31, 2025, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes O&M services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of December 31, 2025 and 2024.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of December 31, 2025 and 2024.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
9. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100.0 million of the Company's equity securities as of December 31, 2025.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of December 31, 2025.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,290,987	20,000,000	2,242,389
Class B Common Stock	2,700,000	99,200	2,700,000	95,401
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,391,192	22,701,005	2,338,795
Share Repurchase Program
In August 2023, the Company’s Board of Directors authorized a stock repurchase program of up to $1.0 billion of the Company’s outstanding shares of Class A common stock (the “Share Repurchase Program”).
Share repurchases were recorded on the trade date and the repurchase price is inclusive of any related fees and commissions. Shares of Class A common stock repurchased by the Company were immediately retired, and upon retirement the par value of the Class A common stock repurchased was deducted from common stock with the excess of repurchase price recorded to additional paid-in capital on the Company’s consolidated balance sheets.
During the year ended December 31, 2025, the Company repurchased and subsequently retired 0.6 million shares of its Class A common stock for an aggregate amount, including commissions, of $75.0 million under the Share Repurchase Program. In January 2026, the Company terminated the Share Repurchase Program.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
Stock Options and SARs
The following table summarizes stock option and SAR activity for the year ended December 31, 2025 (in thousands, except per share amounts, years, and aggregate intrinsic value):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Balance as of December 31, 2024	178,109	$9.26	6.9	$11,822	6,437	$55.75	6.7	$128
Granted	—	—			5,167	219.44
Exercised	(25,739)	5.02			—	—
Canceled and forfeited	(168)	6.45			(333)	82.54
Balance as of December 31, 2025	152,202	$9.98	6.1	$25,536	11,271	$130.00	7.1	$794
Vested and exercisable as of December 31, 2025	72,552	$8.44	5.6	$12,284	—	$—	0.0	$—
The aggregate intrinsic value of options and SARs outstanding, as well as those which are vested and exercisable, is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
the respective periods presented, accounting for the maximum appreciation of an award, as applicable. The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $3.0 billion, $3.8 billion, and $0.5 billion, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock on the exercise date. There were no SARs exercised during the years ended December 31, 2025 and 2023. The aggregate intrinsic value of SARs exercised during the year ended December 31, 2024 was $0.7 billion.
There were no options granted during the years ended December 31, 2025, 2024, and 2023. The total grant-date fair value of options that vested during the years ended December 31, 2025, 2024, and 2023 was $103.6 million, $107.7 million, and $131.0 million, respectively. The weighted-average grant-date fair value of SARs granted during the year ended December 31, 2025 and 2024 was $22.43 and $4.08 per share, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2025 and 2024 was $18.5 million and $138.8 million, respectively. There were no SARs granted or vested in the year ended December 31, 2023.
As of December 31, 2025, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $406.0 million and $144.6 million, respectively, which is expected to be recognized over a weighted-average service period of five and eight years, respectively.
Time-Vesting SARs
The Company grants Time-Vesting SARs that vest over explicit service periods of up to nine years and are exercisable at expiration, during a limited window, if the Company’s stock price reaches a certain threshold. Time-Vesting SARs have exercise prices of between $39–$250 and maximum appreciation values of between $60–$300.
The Company determined the grant-date fair value of Time-Vesting SARs using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

Years Ended December 31,
	2025	2024
Expected volatility rate	56.7% – 66.1%	54.9% – 59.2%
Expected term (in years)	3.4 – 9.3	3.7 – 9.2
Risk-free interest rate	3.9% – 4.6%	3.4% – 3.9%
Expected dividend yield	—%	—%
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Market-Vesting SARs
During the year ended December 31, 2024, the Company granted SARs that vested upon the satisfaction of a market-based vesting condition and were subject to continued service (“Market-Vesting SARs”). All Market-Vesting SARs were vested during the year ended December 31, 2024.
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the year ended December 31, 2025 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	65,236	$14.89	577	$41.93
Granted	5,751	136.28	815	106.56
Vested	(26,080)	19.31	(1,180)	70.04
Canceled and forfeited	(3,263)	29.34	(20)	103.49
Adjustment for performance achievement(1)			(74)	$68.14
Unvested and outstanding as of December 31, 2025	41,644	$27.74	118	$180.79
—————
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.
The Company grants RSUs that have only a service-based vesting condition, as well as P-RSUs that have both service-based and performance-based vesting conditions. The service-based vesting condition for each is generally satisfied upon continued service through a specified date. Vesting periods for the RSUs and P-RSUs are generally up to four years and three months, respectively. The performance-based vesting condition is satisfied upon the achievement of certain Company performance goals set by the Compensation Committee of the Board of Directors. The ultimate number of P-RSUs earned and eligible to vest ranges between 0% to 100% of the target number of P-RSUs granted depending on the level of achievement of such Company performance goals.
The total grant-date fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $503.7 million, $436.6 million, and $526.1 million, respectively. The total grant-date fair value of P-RSUs vested during the year ended December 31, 2025 and 2024 was $82.6 million and $75.0 million, respectively. There were no P-RSUs vested in the year ended December 31, 2023. As of December 31, 2025, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $914.9 million, which is expected to be recognized over a weighted-average service period of three years. As of December 31, 2025, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenue	$64,555	$69,065	$35,995
Sales and marketing	248,732	239,121	160,645
Research and development	136,839	165,065	98,064
General and administrative	233,907	218,387	181,199
Total stock-based compensation expense	$684,033	$691,638	$475,903
The Company did not recognize any tax benefits related to stock-based compensation expense during the years ended December 31, 2025, 2024, or 2023.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
11. Taxes
The Company adopted ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures, for the annual disclosures for the year ended December 31, 2025 on a prospective basis. Comparative financial information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.
Income before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$1,584,577	$426,944	$174,637
Foreign	72,791	62,229	62,454
Income before provision for income taxes	$1,657,368	$489,173	$237,091
Provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	1,537	1,556	2,333
Foreign	25,101	20,265	22,189
Total current provision	26,638	21,821	24,522
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(3,914)	(566)	(4,806)
Total deferred provision	(3,914)	(566)	(4,806)
Total provision for income taxes	$22,724	$21,255	$19,716

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded tax provision consisted of the following, subsequent to the adoption of ASU 2023-09 (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal tax at statutory rate	$348,047	21.0%
State and local income taxes, net of federal income tax effect(1)	1,537	0.1
Foreign tax effects:
United Kingdom (“U.K.”):
Statutory tax rate difference between the U.K. and U.S.	(29,130)	(1.8)
Stock-based compensation expense	(159,108)	(9.6)
Changes in valuation allowance	184,024	11.1
Other	(3,279)	(0.2)
Other foreign jurisdictions	8,637	0.5
Effects of changes in tax laws or rates enacted in the current period	—	—
Effects of cross-border tax laws	—	—
Tax credits	(151,602)	(9.1)
Changes in valuation allowances	467,493	28.1
Nontaxable or nondeductible items:
Stock-based compensation expense	(720,691)	(43.4)
Nondeductible officers' compensation	34,453	2.1
Other	4,442	0.3
Changes in unrecognized tax benefits	37,901	2.3
Total provision for income taxes and effective tax rate	$22,724	1.4%
————
(1) State taxes in Maryland made up the majority of the tax effect in this category.
A reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded tax provision consisted of the following, prior to the adoption of ASU 2023-09 (in thousands):

	Years Ended December 31,
	2024	2023
Expected tax provision at U.S. federal statutory rate	$102,726	$49,789
State income taxes - net of federal benefit	1,365	2,309
Foreign tax rate differential	(15,767)	859
Research and development tax credits	(103,858)	(45,667)
Stock-based compensation	(513,841)	(79,128)
Non-deductible officers’ compensation	33,404	34,479
Change in valuation allowance	507,149	35,070
Base Erosion Anti-Abuse Tax and related elections	—	14,700
Taxes withheld at source	5,599	4,378
Non-deductible expenses	5,545	3,610
Other	(1,067)	(683)
Total provision for income taxes	$21,255	$19,716
For the year ended December 31, 2025, the Company recorded a provision for income taxes of $22.7 million compared to $21.3 million for the year ended December 31, 2024.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
For the year ended December 31, 2024, the Company recorded a provision for income taxes of $21.3 million compared to $19.7 million for the year ended December 31, 2023.
The amounts of cash taxes for the year ended December 31, 2025 included the following, subsequent to the adoption of ASU 2023-09 (in thousands):

Year Ended December 31, 2025
Federal	$—
State	2,500
Foreign
Korea	5,771
Japan	4,796
France	2,843
Germany	1,724
All other foreign	4,052
Income taxes, net of amounts refunded	$21,686
Employment taxes	$364,675
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Net operating loss carryforwards	$2,617,820	$1,583,076
Capitalized research and experimental expenses	85,377	504,156
Reserves and accruals	113,289	87,111
Tax credit carryforwards	528,449	394,579
Stock-based compensation	62,453	76,604
Lease liabilities	54,842	60,103
Depreciation and amortization	16,679	15,839
Capitalized facilitative expenses	22,573	38,436
Gross deferred tax assets	3,501,482	2,759,904
Acquisition related intangibles	(4,925)	(6,827)
Right-of-use assets	(47,941)	(50,208)
Total net deferred tax assets before valuation allowance	3,448,616	2,702,869
Valuation allowance	(3,452,323)	(2,710,393)
Net deferred tax assets (liabilities)	$(3,707)	$(7,524)
The Company reviews the recognition of deferred tax assets on a regular basis to determine if realization of such assets is more likely than not. Due to the weight of objectively verifiable negative evidence, including the Company’s history of U.S. and certain foreign net operating tax losses, primarily in the U.K., the Company has continued to maintain a full valuation allowance against potential future benefits for U.S, federal, state, and certain foreign deferred tax assets as of December 31, 2025.
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

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
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
The valuation allowance totaled $3.5 billion and $2.7 billion for the years ended December 31, 2025 and 2024, respectively. The valuation allowance on our net deferred tax assets increased by $741.9 million and $608.1 million during the years ended December 31, 2025 and 2024, respectively. Such increase was primarily a result of an increase in excess tax benefits from permanent differences related to excess tax benefits from stock-based compensation, partially offset by an increase in income before provision for income taxes in the U.S.
Provisions enacted in the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. All U.S. and non-U.S. based R&E expenditures had to be capitalized and amortized over five and fifteen years, respectively. As a result of this enactment, the Company began capitalizing and amortizing R&E expenditures over five years for domestic research and fifteen for international research rather than expensing these costs as incurred during the fiscal year ended December 31, 2022. As of December 31, 2024, the Company has recorded a deferred tax asset of $504.2 million related to the capitalization requirement.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several significant U.S. income tax provisions relevant to the Company. The provisions include immediate expensing of domestic R&E expenditures beginning in 2025. As a result, the Company expensed the domestic R&E expenditures paid or incurred in the current year and also the unamortized domestic R&E expenditures capitalized in the prior years. As of December 31, 2025, the Company has recorded a deferred tax asset of $85.4 million related to the capitalization requirement.
As of December 31, 2025, the Company had U.S. federal and state net operating losses of approximately $9.0 billion and $4.8 billion, respectively. As of December 31, 2024, the Company had U.S. federal and state net operating losses of approximately $5.5 billion and $3.2 billion, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2035 through 2037 if not utilized, with the exception of $8.3 billion which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2026 through 2045 if not utilized.
Additionally, as of December 31, 2025, the Company had federal and California research and development credits of approximately $577.9 million and $152.1 million, respectively. As of December 31, 2024, the Company had federal and California research and development credits of approximately $426.3 million and $122.6 million, respectively. The federal research and development credits will begin to expire in the years 2027 through 2045 if not utilized and the California research and development credits have no expiration date. Utilization of the net operating losses and research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and research and development credit carryforwards before utilization.
As of December 31, 2025, the Company had U.S. federal capital loss carryforwards of $355.3 million. As of December 31, 2024, the Company had U.S. federal capital loss carryforwards of $351.5 million. The capital loss carryforwards will expire beginning in 2027 if not utilized.
As of December 31, 2025, the Company had foreign net operating losses, primarily in the U.K., of approximately $1.8 billion. As of December 31, 2024, the Company had foreign net operating losses, primarily in the U.K., of approximately $0.9 billion. These net operating losses can be carried forward indefinitely.
As of December 31, 2025, the Company had an immaterial amount of earnings from its wholly-owned foreign subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings and, accordingly, the Company does not provide for U.S. income taxes and foreign withholding tax on these earnings.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
The Organisation for Economic Co-operation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) global minimum tax provision (“Pillar Two”) rules are at varying stages of adoption across jurisdictions where the Company operates. While the United States has not yet adopted Pillar Two, several countries have enacted Pillar Two and these rules were applicable to the Company starting January 1, 2024 in some jurisdictions, and it did not have a material impact on our financial condition or results of operations for the periods presented. Furthermore, in response to trade negotiations with the United States, the Group of 7 countries (the “G7”) announced a joint understanding to exempt U.S.-parented multinational corporations from Pillar Two by adopting a “side-by-side” system between Pillar Two and the existing U.S. global minimum tax provisions, and the OECD released “Tax Challenges Arising from the Digitalisation of the Economy – Global Anti-Base Erosion Model Rules (Pillar Two), Side-by-Side Package: Inclusive Framework on BEPS” on January 5, 2026, to this effect, which reduces the impact of Pillar Two rules on the Company.
Uncertain Tax Positions
A reconciliation of the gross unrecognized tax benefits consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrecognized tax benefit beginning of year	$151,183	$112,016	$81,904
Increases in current year tax positions	45,426	39,494	14,346
Increases in prior year tax positions	43	2,926	15,766
Decreases in prior year tax positions	—	—	—
Decreases in prior year tax positions due to settlements	(12,445)	(3,253)	—
Decreases in prior year tax positions due to lapse of statute of limitations	—	—	—
Unrecognized tax benefit end of year	$184,207	$151,183	$112,016
As of December 31, 2025, 2024, and 2023, the Company recorded gross unrecognized tax benefits of $184.2 million, $151.2 million, and $112.0 million, respectively, that, if recognized, would not benefit the Company’s effective tax rate due to the valuation allowance that currently offsets deferred tax assets.
It is the Company’s policy to recognize interest and penalties related to income tax matters in provision for income taxes on the consolidated statements of operations. The Company has recorded immaterial interest and penalties related to uncertain tax positions as of December 31, 2025, 2024, and 2023.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitation. The material jurisdictions where the Company is subject to potential examination by tax authorities are the U.S. (federal and state) for tax years 2004 through 2025 and the U.K. for tax years 2024 through 2025.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
12. Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted earnings per share attributable to common stockholders (in thousands, except per share amounts):

	As of December 31,
	2025	2024	2023
Numerator
Net income attributable to common stockholders for diluted earnings per share	$1,625,033	$462,190	$209,825
Denominator
Weighted-average shares used in computing earnings per share:
Basic	2,369,612	2,250,163	2,147,446
Effect of dilutive shares	195,585	200,655	150,481
Diluted	2,565,197	2,450,818	2,297,927
Earnings per share
Earnings per share attributable to common stockholders:
Basic	$0.69	$0.21	$0.10
Diluted	$0.63	$0.19	$0.09
Diluted earnings per share is calculated using our weighted-average shares of outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. There were outstanding potentially dilutive common stock equivalents for stock options and RSUs combined of 1.1 million and 175.2 million for the years ended December 31, 2025 and 2023, respectively, which were excluded from the computation of diluted earnings per share attributable to common stockholders due to their antidilutive effect. There were no outstanding potentially dilutive common stock equivalents for stock options or RSUs for the year ended December 31, 2024.
As of December 31, 2025 and 2024, the Company had 11.3 million and 6.4 million Time-Vesting SARs outstanding, respectively, of which the maximum number of potentially dilutive shares of Class A common stock upon vesting would be the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time. No Time-Vesting SARs were outstanding as of December 31, 2023.
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
Contribution is used, in part, to evaluate the performance of, and allocate resources to, each of the segments, primarily by monitoring actual results versus historical periods. A segment’s contribution is calculated as segment revenue less the related costs of revenue and sales and marketing expenses. It excludes certain operating expenses that are not allocated to segments because they are separately managed at the consolidated corporate level, or are noncash costs. These unallocated and noncash costs include stock-based compensation expense, research and development expenses, and general and administrative expenses.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Financial information for each reportable segment was as follows (in thousands, except percentages):

	Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Contribution:
Government revenue	$2,402,287		$1,569,605		$1,222,215
Expenses attributable to government segment	(826,217)		(621,165)		(497,245)
Government contribution	1,576,070	66%	948,440	60%	724,970	59%
Commercial revenue	2,073,159		1,295,902		1,002,797
Expenses attributable to commercial segment	(706,532)		(524,394)		(482,212)
Commercial contribution	1,366,627	66%	771,508	60%	520,585	52%
Total contribution	$2,942,697	66%	$1,719,948	60%	$1,245,555	56%
The reconciliation of total contribution to income from operations is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Income from operations	$1,414,015	$310,403	$119,966
Research and development expenses (1)	420,838	342,813	306,560
General and administrative expenses (1)	423,811	375,094	343,126
Total stock-based compensation expense	684,033	691,638	475,903
Total contribution	$2,942,697	$1,719,948	$1,245,555
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Revenue:
United States	$3,320,043	74%	$1,900,247	66%	$1,378,247	62%
United Kingdom	427,398	10%	304,575	11%	235,257	11%
Rest of world (1)	728,005	16%	660,685	23%	611,508	27%
Total revenue	$4,475,446	100%	$2,865,507	100%	$2,225,012	100%
—————
(1) No other country represented 10% or more of total revenue for the years ended December 31, 2025, 2024, or 2023.

Palantir Technologies Inc.
Notes to Consolidated Financial Statements (continued)
Property and equipment, net is attributed to the Company’s office locations as follows (in thousands, except percentages):

	As of December 31,
	2025		2024
	Amount	%	Amount	%
Property and equipment, net:
United States	$38,102	73%	$22,968	58%
Japan	7,063	14%	9,183	23%
United Kingdom	5,027	10%	5,634	14%
Rest of world	1,768	3%	1,853	5%
Total property and equipment, net	$51,960	100%	$39,638	100%
14. Related Party Transactions
Alexander Karp, the Company’s Chief Executive Officer, flies on non-commercial aircraft beneficially owned by him (the “Executive Aircraft”) for business and personal travel. During the years ended December 31, 2025 and 2024, the Company incurred expenses related to the use of the Executive Aircraft of $17.2 million and $7.7 million, respectively.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On November 14, 2025, STS Holdings II LLC, a stockholder whose shares may be deemed to be beneficially owned by Peter Thiel (the Chairman of our Board of Directors), adopted a Rule 10b5-1 arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), subject to the satisfaction of certain price and/or other conditions, with 2,000,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The duration of the trading arrangement is until March 12, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On November 21, 2025, Alexander Karp, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 360,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until November 25, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On December 11, 2025, Alexander Moore, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 192,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until March 12, 2027 or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended December 31, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (“Proxy Statement”) and is incorporated herein by reference.
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
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of Palantir’s securities that applies to all officers, directors, and employees of Palantir and its subsidiaries. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of Palantir’s Insider Trading Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 18, 2025 and is incorporated by reference in Exhibit 19.1 to this report.
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and restated certificate of incorporation of the registrant.	8-K	001-39540	3.1	December 28, 2022
3.2	Amended and restated bylaws of the registrant.	8-K	001-39540	3.2	December 28, 2022
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-248413	4.1	August 25, 2020
4.2	Description of Capital Stock of Palantir Technologies Inc.	10-K	001-39540	4.2	February 18, 2025
9.1	Founder Voting Agreement.	S-1/A	333-248413	9.1	September 21, 2020
9.2	Founder Voting Trust Agreement.	S-1/A	333-248413	9.2	September 18, 2020
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248413	10.1	September 9, 2020
10.2	Amendment No. 13 to Revolving Credit Agreement and Incremental Agreement, dated as of July 1, 2022, among the registrant, Palantir USG, Inc., the lenders party thereto, and Wells Fargo Bank, National Association (in its capacity as successor-in-interest to Morgan Stanley Senior Funding, Inc.), as Administrative Agent (including the Credit Agreement, dated as of October 7, 2014, as amended and restated).	8-K	001-39540	10.1	July 1, 2022
10.3+	Palantir Technologies Inc. 2020 Equity Incentive Plan and related form agreements.	10-Q	001-39540	10.1	November 5, 2024
10.4+	Palantir Technologies Inc. Amended 2010 Equity Incentive Plan and related form agreements.	S-1/A	333-248413	10.4	September 3, 2020
10.5+	Palantir Technologies Inc. 2020 Executive Equity Incentive Plan.	S-1/A	333-248413	10.7	September 9, 2020
10.6+	Palantir Technologies Inc. Outside Director Compensation Policy.	S-1/A	333-248413	10.8	September 14, 2020
10.7+	Employee Incentive Compensation Plan.	S-1/A	333-248413	10.9	September 14, 2020
10.8+	Security Program Continuation Agreement between the registrant and Alexander Karp dated June 5, 2019.	S-1/A	333-248413	10.10	September 14, 2020
19.1	Insider Trading Policy	10-K	001-39540	19.1	February 18, 2025
21.1*	List of subsidiaries of Palantir Technologies Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	10-K	001-39540	97.1	February 20, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PALANTIR TECHNOLOGIES INC.

Date: February 17, 2026	By:	/s/ Alexander C. Karp
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

Signature	Title	Date
/s/ Alexander C. Karp
Alexander C. Karp	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026
/s/ Stephen Cohen
Stephen Cohen	President and Director	February 17, 2026
/s/ David Glazer
David Glazer	Chief Financial Officer (Principal Financial Officer)	February 17, 2026
/s/ Jeffrey Buckley
Jeffrey Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026
/s/ Lauren Friedman Stat
Lauren Friedman Stat	Director	February 17, 2026
/s/ Alexander Moore
Alexander Moore	Director	February 17, 2026
/s/ Alexandra Schiff
Alexandra Schiff	Director	February 17, 2026
/s/ Peter Thiel
Peter Thiel	Director	February 17, 2026
/s/ Eric Woersching
Eric Woersching	Director	February 17, 2026