Form 10-Q
period 2026-03-31
Palantir Technologies Inc.
filed 2026-05-05
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, there were 2,296,071,334 shares of the registrant’s Class A common stock outstanding, 100,235,643 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,291,631	$1,423,796
Marketable securities	5,734,782	5,753,247
Accounts receivable, net	1,405,588	1,042,065
Prepaid expenses and other current assets	119,703	139,066
Total current assets	9,551,704	8,358,174
Property and equipment, net	55,726	51,960
Operating lease right-of-use assets	228,980	200,105
Other assets	362,773	290,153
Total assets	10,199,183	8,900,392
Liabilities and Equity
Current liabilities:
Accounts payable, accrued liabilities, and other	495,962	409,552
Deferred revenue	516,868	408,963
Customer deposits	370,119	357,066
Total current liabilities	1,382,949	1,175,581
Deferred revenue, noncurrent	41,128	46,216
Customer deposits, noncurrent	1,175	18
Operating lease liabilities, noncurrent	211,977	183,474
Other noncurrent liabilities	5,673	7,092
Total liabilities	1,642,902	1,412,381
Commitments and Contingencies (Note 7)
Palantir's stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of March 31, 2026 and December 31, 2025; 2,295,892 and 2,290,987 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; 2,700,000 Class B shares authorized as of March 31, 2026 and December 31, 2025; 100,236 and 99,200 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of March 31, 2026 and December 31, 2025	2,397	2,391
Additional paid-in capital	11,138,528	10,933,325
Accumulated other comprehensive income, net	601	13,942
Accumulated deficit	(2,691,863)	(3,562,390)
Total Palantir's stockholders’ equity	8,449,663	7,387,268
Noncontrolling interests	106,618	100,743
Total equity	8,556,281	7,488,011
Total liabilities and equity	$10,199,183	$8,900,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,632,583	$883,855
Cost of revenue	215,798	172,970
Gross profit	1,416,785	710,885
Operating expenses:
Sales and marketing	319,220	236,309
Research and development	160,981	134,889
General and administrative	182,586	163,639
Total operating expenses	662,787	534,837
Income from operations	753,998	176,048
Interest income	66,394	50,441
Other income (expense), net	68,209	(3,173)
Income before provision for income taxes	888,601	223,316
Provision for income taxes	12,199	5,599
Net income	876,402	217,717
Less: Net income attributable to noncontrolling interests	5,875	3,686
Net income attributable to common stockholders	$870,527	$214,031
Earnings per share attributable to common stockholders, basic	$0.36	$0.09
Earnings per share attributable to common stockholders, diluted	$0.34	$0.08
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, basic	2,393,869	2,348,679
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, diluted	2,570,924	2,552,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$876,402	$217,717
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,327)	3,853
Net unrealized loss on available-for-sale securities	(10,014)	(1,236)
Comprehensive income	863,061	220,334
Less: Comprehensive income attributable to noncontrolling interests	5,875	3,686
Comprehensive income attributable to common stockholders	$857,186	$216,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2025	2,391,192	$2,391	$10,933,325	$13,942	$(3,562,390)	$7,387,268	$100,743	$7,488,011
Issuance of common stock from the exercise of stock options	1,038	1	4,898	—	—	4,899	—	4,899
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	4,911	5	(5)	—	—	—	—	—
Repurchases of common stock	(8)	—	(1,500)	—	—	(1,500)	—	(1,500)
Stock-based compensation	—	—	201,810	—	—	201,810	—	201,810
Other comprehensive loss	—	—	—	(13,341)	—	(13,341)	—	(13,341)
Net income	—	—	—	—	870,527	870,527	5,875	876,402
Balance as of March 31, 2026	2,397,133	$2,397	$11,138,528	$601	$(2,691,863)	$8,449,663	$106,618	$8,556,281

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407
Issuance of common stock from the exercise of stock options	13,574	14	66,570	—	—	66,584	—	66,584
Issuance of common stock upon release of RSUs and P-RSUs	7,505	7	(7)	—	—	—	—	—
Repurchases of common stock	(211)	—	(17,998)	—	—	(17,998)	—	(17,998)
Stock-based compensation	—	—	155,646	—	—	155,646	—	155,646
Other comprehensive income	—	—	—	2,617	—	2,617	—	2,617
Net income	—	—	—	—	214,031	214,031	3,686	217,717
Balance as of March 31, 2025	2,359,663	$2,360	$10,398,181	$(2,994)	$(4,973,392)	$5,424,155	$94,818	$5,518,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$876,402	$217,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,765	6,622
Stock-based compensation	201,592	155,339
Other operating activities	(53,959)	(3,094)
Changes in operating assets and liabilities:
Accounts receivable, net	(360,973)	(134,959)
Prepaid expenses and other assets	49,062	40,730
Accounts payable and accrued liabilities	80,788	22,395
Contract liabilities	112,386	18,760
Other liabilities	(12,898)	(13,247)
Net cash provided by operating activities	899,165	310,263
Investing activities
Purchases of property and equipment	(7,401)	(6,184)
Purchases of marketable securities	(810,856)	(1,704,720)
Proceeds from sales and redemption of marketable securities	791,533	350,627
Other investing activities	—	(30,000)
Net cash used in investing activities	(26,724)	(1,390,277)
Financing activities
Proceeds from the exercise of common stock options	4,899	66,584
Other financing activities	(1,502)	(95,481)
Net cash provided by (used in) financing activities	3,397	(28,897)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(2,404)	3,980
Net increase (decrease) in cash, cash equivalents, and restricted cash	873,434	(1,104,931)
Cash, cash equivalents, and restricted cash - beginning of period	1,451,425	2,119,936
Cash, cash equivalents, and restricted cash - end of period	$2,324,859	$1,015,005

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
The unaudited condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 17, 2026.
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
Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the identification of performance obligations in customer contracts, the valuation of deferred tax assets and uncertain tax positions, and the valuation and recognition of stock-based compensation awards. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the Company’s financial position and results of operations.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 17, 2026. There have been no significant changes to these policies during the three months ended March 31, 2026, except for the changes noted below.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of March 31, 2026 and December 31, 2025 were $1.4 billion and $1.0 billion, respectively. Customer I represented 31% and 25% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively. No other customer represented more than 10% of total accounts receivable as of March 31, 2026 and December 31, 2025.
For the three months ended March 31, 2026 and 2025, no customer represented more than 10% of total revenue.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disclosure of additional information about specific expense categories in the notes to the consolidated financial statements on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impacts of the new standard on its consolidated financial statements.

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
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of March 31, 2026 and December 31, 2025 the Company’s contract liabilities were $929 million and $812 million, respectively. Revenue of $439 million and $259 million was recognized during the three months ended March 31, 2026 and 2025, respectively, that was included in contract liabilities as of December 31, 2025 and 2024, respectively.
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
The Company’s remaining performance obligations were $4.5 billion as of March 31, 2026, of which the Company expects to recognize approximately 39% as revenue over the next 12 months, 36% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,730,569	$1,730,569	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,858	—	4,858	—
Marketable securities:
U.S. Treasury securities	5,728,778	—	5,728,778	—
Publicly-traded equity securities	6,004	6,004	—	—
Total	$7,470,209	$1,736,573	$5,733,636	$—

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$945,330	$945,330	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,846	—	4,846	—
Marketable securities:
U.S. Treasury securities	5,729,892	—	5,729,892	—
Publicly-traded equity securities	23,355	23,355	—	—
Total	$6,703,423	$968,685	$5,734,738	$—
Debt Securities
As of March 31, 2026 and December 31, 2025, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,729,768	$2,764	$(3,754)	$5,728,778
Total debt securities	$5,729,768	$2,764	$(3,754)	$5,728,778

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,720,869	$9,158	$(135)	$5,729,892
Total debt securities	$5,720,869	$9,158	$(135)	$5,729,892
No available-for-sale debt securities were sold during the three months ended March 31, 2026. The Company sold $280 million of available-for-sale debt securities during the three months ended March 31, 2025. The realized gains and losses from those sales were immaterial. As of March 31, 2026 and December 31, 2025, available-for-sale debt securities of $2.4 billion and $0.7 billion, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
initial purchase. None of the available-for-sale debt securities held as of March 31, 2026 or December 31, 2025 were in a continuous unrealized loss position for greater than 12 months and it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the three months ended March 31, 2026 or 2025. All of the Company’s U.S. Treasury securities had contractual maturities due within one year as of March 31, 2026 and December 31, 2025.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, net unrealized gains and losses from publicly-traded equity securities held at the end of each period were immaterial.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of March 31, 2026 and December 31, 2025, the total amount of privately-held equity securities included in other assets on the condensed consolidated balance sheets was $245 million and $170 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. There were no material upward or downward adjustments or impairments for the privately-held equity securities during the three months ended March 31, 2026 or 2025. Cumulative upward and downward adjustments and impairments on privately-held equity securities held by the Company as of March 31, 2026 were not material.
5. Supplemental Financial Statement Information
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$2,291,631	$993,464
Restricted cash included in prepaid expenses and other current assets	9,753	7,785
Restricted cash included in other assets	23,475	13,756
Total cash, cash equivalents, and restricted cash	$2,324,859	$1,015,005
Accounts Payable, Accrued Liabilities, and Other
Accounts payable, accrued liabilities, and other consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Accounts payable	$69,319	$8,064
Accrued payroll and related expenses	119,877	178,659
Accrued taxes	89,737	56,579
Other current liabilities	217,029	166,250
Total accounts payable, accrued liabilities, and other	$495,962	$409,552
6. Debt
2014 Credit Facility
The Company has a secured revolving credit facility which provides for aggregate revolving commitments of $500 million and has a maturity date of March 31, 2027 (as amended, the “2014 Credit Facility”). As of March 31, 2026, the Company had no outstanding debt balances under the 2014 Credit Facility.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of March 31, 2026.
7. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments with various third parties primarily for cloud hosting services. In March 2026, the Company amended one of its third-party cloud services agreements. Under the amended agreement, the Company has committed to spend at least $5.6 billion, with annual minimum commitments of $268 million to $979 million, over ten contract years through February 29, 2036, among other things. Any and all previous payment obligations related to such third-party cloud hosting services agreement were terminated concurrently with the signing of this amendment.
As of March 31, 2026, except for the aforementioned, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.
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
On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies, Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20(A) of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02834-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On March 31, 2024, the Court dismissed the Cupat matter without prejudice. On May 24, 2024, plaintiffs filed a second amended complaint. On April 4, 2025, the Court dismissed the Cupat matter with prejudice and entered judgment for the defendants on the same day. On May 2, 2025, plaintiffs filed a Notice of Appeal from the final judgment with the United States Court of Appeals for the Tenth Circuit. On March 16, 2026, the United States Court of Appeals for the Tenth Circuit held oral arguments for the case.
As of March 31, 2026, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of March 31, 2026 and December 31, 2025.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of March 31, 2026 and December 31, 2025.
The Company has obligations under certain circumstances to indemnify each of the defendant directors and certain officers against judgments, fines, settlements, and expenses related to claims against such directors and certain officers and otherwise to the fullest extent permitted under the law and the Company’s Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation.
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100 million of the Company's equity securities as of March 31, 2026.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of March 31, 2026.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of March 31, 2026		As of December 31, 2025
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,295,892	20,000,000	2,290,987
Class B Common Stock	2,700,000	100,236	2,700,000	99,200
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,397,133	22,701,005	2,391,192

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and stock appreciation right (“SAR”) activity for the three months ended March 31, 2026 (in thousands, except per share amounts, years, and aggregate intrinsic value):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Balance as of December 31, 2025	152,202	$9.98	6.1	$25,536	11,271	$130.00	7.1	$794
Granted	—	—			1,117	191.70
Exercised	(1,038)	4.72			—	—
Canceled and forfeited	(256)	6.30			(252)	172.39
Balance as of March 31, 2026	150,908	$10.02	5.9	$20,563	12,136	$134.80	7.1	$565
Vested and exercisable as of March 31, 2026	75,833	$8.67	5.4	$10,435	—	$—	0.0	$—
As of March 31, 2026, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $383 million and $146 million, respectively, which is expected to be recognized over a weighted-average service period of five and eight years, respectively. The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2026 was $25.44 per share.
Time-Vesting SARs
The Company grants SARs that vest over explicit service periods of up to ten years and are exercisable at expiration, during a limited window, if the Company’s stock price reaches a certain threshold (“Time-Vesting SARs”). Time-Vesting SARs have exercise prices of between $39–$250 and maximum appreciation values of between $60–$300.
The Company determined the grant-date fair value of Time-Vesting SARs granted using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

Three Months Ended March 31,
	2026	2025
Expected volatility rate	56.7% - 57.0%	61.0% - 66.1%
Expected term (in years)	8.7 - 9.7	3.4 - 8.9
Risk-free interest rate	3.9% - 4.2%	4.3% - 4.6%
Expected dividend yield	—%	—%
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the three months ended March 31, 2026 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	41,644	$27.74	118	$180.79
Granted	523	156.44	106	178.40
Vested	(4,933)	30.79	(118)	180.79
Canceled and forfeited	(658)	64.76	(5)	178.40
Adjustment for performance achievement(1)			—	—
Unvested and outstanding as of March 31, 2026	36,576	$28.51	101	$178.40
—————
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.

As of March 31, 2026, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $817 million, which the Company expects to recognize over a weighted-average service period of three years. As of March 31, 2026, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$17,906	$15,016
Sales and marketing	76,896	52,513
Research and development	36,545	31,834
General and administrative	70,245	55,976
Total stock-based compensation expense	$201,592	$155,339
10. Income Taxes
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of March 31, 2026 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes increased by an immaterial amount for the three months ended March 31, 2026 compared to the same period in 2025.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of March 31, 2026. However, given the Company’s recent earnings and anticipated future earnings, there is a reasonable possibility that it will have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets.

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
11. Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income attributable to common stockholders for diluted earnings per share	$870,527	$214,031
Denominator
Weighted-average shares used in computing earnings per share:
Basic	2,393,869	2,348,679
Effect of dilutive shares	177,055	204,139
Diluted	2,570,924	2,552,818
Earnings per share
Earnings per share attributable to common stockholders:
Basic	$0.36	$0.09
Diluted	$0.34	$0.08
Diluted earnings per share is calculated using our weighted-average shares of outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. There were outstanding potentially dilutive common stock equivalents for stock-based compensation awards of 2 million for the three months ended March 31, 2026 and an immaterial amount for the three months ended March 31, 2025. These were excluded from the computation of diluted earnings per share attributable to common stockholders due to their antidilutive effect.
As of March 31, 2026 and 2025, the Company had 12 million and 6 million Time-Vesting SARs outstanding, respectively, of which the maximum number of potentially dilutive shares of Class A common stock upon vesting would be the fraction that equals the maximum appreciation divided by the Company’s Class A common stock price at that time.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Contribution:
Government revenue	$858,410		$486,963
Expenses attributable to government segment	(228,999)		(186,003)
Government contribution	629,411	73%	300,960	62%
Commercial revenue	774,173		396,892
Expenses attributable to commercial segment	(211,217)		(155,747)
Commercial contribution	562,956	73%	241,145	61%
Total contribution	$1,192,367	73%	$542,105	61%
The reconciliation of total contribution to income from operations is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Income from operations	$753,998	$176,048
Research and development expenses (1)	124,436	103,055
General and administrative expenses (1)	112,341	107,663
Total stock-based compensation expense	201,592	155,339
Total contribution	$1,192,367	$542,105
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Revenue:
United States	$1,282,066	79%	$628,494	71%
United Kingdom	130,091	8%	89,654	10%
Rest of world (1)	220,426	13%	165,707	19%
Total revenue	$1,632,583	100%	$883,855	100%
—————
(1) No other country represented 10% or more of total revenue for the three months ended March 31, 2026 or 2025.
13. Related Party Transactions
Alexander Karp, the Company’s Chief Executive Officer, flies on a non-commercial aircraft beneficially owned by him (the “Executive Aircraft”) for business and personal travel. During the three months ended March 31, 2026 and 2025, the Company incurred expenses related to the use of the Executive Aircraft of $3 million and $5 million, respectively.

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
•the impacts of catastrophic events, including natural disasters, global pandemics, geopolitical tensions, war, terrorism, or other events beyond our control, on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate;

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
We have built four principal software platforms, Gotham, Foundry, Apollo, and our Artificial Intelligence Platform (“AIP”). Foundry is our foundational data operations platform, which provides the core capabilities for data management, logic authoring, systemic mapping development through our Ontology, analytics, and workflow development. AIP is our generative AI platform, which provides secure connectivity to third-party-provided large language models (“LLMs”), a development toolchain for building AI-powered agents and automations, an array of AI-enabled end user applications, a broad evaluations framework for governing AI workflows in production, and more. Apollo is our continuous delivery platform, enabling the orchestration of upgrades of services and assets every day to manage the underlying infrastructure that hosts our other platforms. Gotham integrates with our other platforms, as well as our broader defense offerings, to power a wide array of missions across allied defense and intelligence operations.
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
For the three months ended March 31, 2026, we generated $1.6 billion in revenue, reflecting a 85% growth rate from the three months ended March 31, 2025, when we generated $0.9 billion in revenue.
In the three months ended March 31, 2026 and 2025, we generated income from operations of $754 million and $176 million, respectively, or adjusted income from operations of $984 million and $391 million, respectively, when excluding stock-based compensation and related employer payroll taxes.
In the three months ended March 31, 2026 and 2025, our gross profit was $1.4 billion and $0.7 billion, respectively, reflecting a gross margin of 87% and 80%, respectively, or 88% and 82%, respectively, when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended March 31, 2026 and 2025, we had 1,007 and 769 customers, respectively, including companies in various commercial sectors and government agencies around the world.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended March 31, 2026 was $108 million, which grew 55% from an average of $70 million in revenue from the top twenty customers during the trailing twelve months ended March 31, 2025, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the three months ended March 31, 2026, 53% of our revenue came from government customers and 47% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business. In the three months ended March 31, 2026, we generated 79% of our revenue from customers in the United States and the remaining 21% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended March 31, 2026 was $4.0 billion, which grew 87% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Geopolitical Tensions
Our business operations are subject to interruption by events that are beyond our control, including geopolitical tensions. We continue to closely monitor the impact of various geopolitical tensions and their global impacts on our business. While the ongoing Russia-Ukraine, Israel, and broader Middle East conflicts, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto, and other global conflicts are still evolving and the outcomes remain highly uncertain, we do not expect that the resulting challenging macroeconomic conditions will have a material impact on our business or results of operations.
We do not currently have office locations in Russia or Palestinian territories and none of our revenues came from sales to entities headquartered in those countries or territories. Our current operations related to Ukraine, Israel, and broader Middle East regions are not material to our financial position or results of operations. If the respective conflicts continue or worsen, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.
Foreign Currency Exchange Rates
Exchange rates are subject to significant and rapid fluctuations due to a number of factors, including interest rate changes, monetary policy changes, and political and economic uncertainty which may adversely affect our results of operations or financial position.
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, when the U.S. dollar strengthens compared to other currencies (primarily the Euro (“EUR”) and British pound sterling (“GBP”)), it has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than the U.S. dollar. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), EUR, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the three months ended March 31, 2026 such impacts were not material to our financial position or results of operations.
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

Contribution Margin
The following table provides a reconciliation of contribution margin for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Income from operations	$753,998	$176,048
Add:
Research and development expenses (1)	124,436	103,055
General and administrative expenses (1)	112,341	107,663
Total stock-based compensation expense	201,592	155,339
Total contribution	$1,192,367	$542,105
Contribution margin	73%	61%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Gross profit	$1,416,785	$710,885
Add: stock-based compensation	17,906	15,016
Gross profit, excluding stock-based compensation	$1,434,691	$725,901
Gross margin, excluding stock-based compensation	88%	82%
Adjusted Income from Operations and Adjusted Operating Margin
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Income from operations	$753,998	$176,048
Add: stock-based compensation	201,592	155,339
Add: employer payroll taxes related to stock-based compensation	27,955	59,323
Adjusted income from operations	$983,545	$390,710
Adjusted operating margin	60%	44%
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
Sales and Marketing
Our sales and marketing efforts span all stages of our sales cycle, including personnel involved with sales functions, and executing pilots at new or existing customers. Sales and marketing costs primarily include salaries, stock-based compensation expense, variable compensation, including commissions, and benefits for our sales force and personnel involved in sales functions, executing on pilots, and customer growth activities; as well as third-party cloud hosting services for our pilots, travel costs, and marketing and sales event-related costs. Sales and marketing costs are generally expensed as incurred.
We expect that sales and marketing expenses will increase in absolute dollars and may vary from period to period as we continue to invest in our potential and current customers, in growing our business, in our sales force, and in enhancing our brand awareness.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses from equity securities and foreign currency exchange gains and losses.
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$1,632,583	$883,855
Cost of revenue	215,798	172,970
Gross profit	1,416,785	710,885
Operating expenses:
Sales and marketing	319,220	236,309
Research and development	160,981	134,889
General and administrative	182,586	163,639
Total operating expenses	662,787	534,837
Income from operations	753,998	176,048
Interest income	66,394	50,441
Other income (expense), net	68,209	(3,173)
Income before provision for income taxes	888,601	223,316
Provision for income taxes	12,199	5,599
Net income	876,402	217,717
Less: Net income attributable to noncontrolling interests	5,875	3,686
Net income attributable to common stockholders	$870,527	$214,031

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	13	20
Gross margin	87	80
Operating expenses:
Sales and marketing	20	27
Research and development	10	15
General and administrative	11	18
Total operating expenses	41	60
Income from operations	46	20
Interest income	4	6
Other income (expense), net	4	—
Income before provision for income taxes	54	26
Provision for income taxes	1	1
Net income	53	25
Less: Net income attributable to noncontrolling interests	—	1
Net income attributable to common stockholders	53%	24%

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Revenue:
Government	$858,410	$486,963	$371,447	76%
Commercial	774,173	396,892	377,281	95%
Total revenue	$1,632,583	$883,855	$748,728	85%
Revenue increased by $749 million, or 85%, for the three months ended March 31, 2026 compared to the same period in 2025. Revenue from government customers increased by $371 million, or 76%, for the three months ended March 31, 2026 compared to the same period in 2025. Of the increase, $367 million was from government customers existing as of December 31, 2025. Revenue from U.S. government customers was $687 million for the three months ended March 31, 2026 compared to $373 million for the same period in 2025. Revenue from commercial customers increased by $377 million, or 95%, for the three months ended March 31, 2026 compared to the same period in 2025. Of the increase, $352 million was from commercial customers existing as of December 31, 2025. Revenue from U.S. commercial customers was $595 million for the three months ended March 31, 2026 compared to $255 million for the same period in 2025, a 133% increase.
Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Cost of revenue	$215,798	$172,970	$42,828	25%
Gross profit	$1,416,785	$710,885	$705,900	99%
Gross margin	87%	80%	7%
Cost of revenue for the three months ended March 31, 2026 increased by $43 million, or 25%, compared to the same period in 2025. The increase was primarily due to an increase of $39 million in third-party cloud hosting services.
Our gross margin for the three months ended March 31, 2026 increased from 80% for the same period in 2025 to 87%.
Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Sales and marketing	$319,220	$236,309	$82,911	35%
Research and development	160,981	134,889	26,092	19%
General and administrative	182,586	163,639	18,947	12%
Total operating expenses	$662,787	$534,837	$127,950	24%
Sales and Marketing
Sales and marketing expenses increased by $83 million, or 35%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to increases of $27 million in marketing, $22 million in payroll and other payroll-related costs, and $15 million in stock-based compensation expense and related expenses.
Research and Development
Research and development expenses increased by $26 million, or 19%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to an increase of $25 million in third-party cloud hosting services.

General and Administrative
General and administrative expenses increased by $19 million, or 12%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to an increase of $6 million in stock-based compensation expense and related expenses and $3 million in payroll and other payroll-related costs.
Stock-Based Compensation

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Cost of revenue	$17,906	$15,016	$2,890	19%
Sales and marketing	76,896	52,513	24,383	46%
Research and development	36,545	31,834	4,711	15%
General and administrative	70,245	55,976	14,269	25%
Total stock-based compensation expense	$201,592	$155,339	$46,253	30%
Stock-based compensation expenses increased by $46 million, or 30%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was driven by expense from new grants awarded since or within the three months ended March 31, 2025, including restricted stock units (“RSUs”), performance-based RSUs (“P-RSUs”), and stock appreciation rights (“SARs”), partially offset by reductions in expense from equity awards that became fully vested and forfeitures.
Interest Income

	Three Months Ended March 31,		Change
	2026	2025	Amount
Interest income	$66,394	$50,441	$15,953
Interest income increased by $16 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in our interest-bearing cash, cash equivalents, and investments in short-term U.S. Treasury securities.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2026	2025	Amount
Other income (expense), net	$68,209	$(3,173)	$71,382
Other income (expense), net changed by $71 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a realized gain on privately-held equity securities.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	Amount
Provision for income taxes	$12,199	$5,599	$6,600
Provision for income taxes increased by an immaterial amount for the three months ended March 31, 2026 compared to the same period in 2025. For additional information see Note 10. Income Taxes in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term U.S. Treasury securities totaling $8.0 billion. We generated positive cash flow from operations for the three months ended March 31, 2026. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future. We continue to evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$899,165	$310,263
Investing activities	(26,724)	(1,390,277)
Financing activities	3,397	(28,897)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(2,404)	3,980
Net increase (decrease) in cash, cash equivalents, and restricted cash	$873,434	$(1,104,931)
Operating Activities
Net cash provided by operating activities was $899 million and $310 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by revenue growth partially offset by timing of billings to and payments from customers.
Investing Activities
Net cash used in investing activities was $27 million and $1.4 billion for the three months ended March 31, 2026 and 2025, respectively. The decrease in cash used in investing activities was primarily due to decreased purchases of short-term U.S. Treasury securities compared to the prior year, partially offset by sales and redemptions of marketable securities.
Financing Activities
Net cash provided by financing activities was $3 million for the three months ended March 31, 2026 and net cash used in financing activities was $29 million for the three months ended March 31, 2025. Financing cash inflows consisted primarily of proceeds from the exercise of common stock options. For the three months ended March 31, 2025, financing cash outflows were driven by taxes paid related to the net share settlement of SARs and repurchases of our Class A common stock.
Material Cash Requirements
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services. Except as disclosed in Note 7. Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no additional material changes in our contractual obligations and commitments other than in the ordinary course of business since our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 17, 2026.
As of March 31, 2026, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 17, 2026, except as described in Note 2. Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Market Risk
As of March 31, 2026, we held publicly-traded equity securities valued at $6 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions including ongoing volatility related to global conflicts, fluctuating interest rates, or the potential or actual imposition of tariffs or other impacts on trade relations.
As of March 31, 2026, we held privately-held equity securities valued at $245 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in JPY, EUR, and GBP. We have experienced, and may continue to experience, fluctuations in net income as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our standard sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers (including individual users at such customers) at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms, including at bootcamps, and there is no guarantee that we will be able to convert customers from these short-term pilot deployments to longer-term revenue-generating contracts. We may continue to modify and update our sales efforts to meet market demand and the organizational needs of our potential customers, including to implement new go-to-market mechanisms or self-service models, or to collaborate with third party service providers, and any of these changes may not be successful and could increase our operating expenses. In addition, we have grown, and may continue to grow, our direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflicts in the Middle East, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto, fluctuating interest rates, monetary policy changes, foreign currency fluctuations, or the potential or actual imposition of tariffs or other impacts on trade relations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including our investments in sales and marketing, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 16% and 17% of our revenue for the years ended December 31, 2025 and 2024, respectively, and 15% and 18% of our revenue for the three months ended March 31, 2026 and 2025, respectively. Our top three customers by revenue for the three months ended March 31, 2026, have been with us for an average of thirteen years as of March 31, 2026. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
As of December 31, 2025, the total remaining deal value, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Total Remaining Deal Value of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 17, 2026, was $11.2 billion. Of our total remaining deal value, as of December 31, 2025, $6.8 billion was the remaining deal value of our contracts with commercial customers and $4.4 billion was the remaining deal value of our contracts with government customers.
Many of these contracts are subject to termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.
We historically have not realized all of the revenue from the full deal value of our customer contracts, and we may not do so in the future. This is because the actual timing and amount of revenue under contracts included are subject to various contingencies, including exercise of contractual options, customers not terminating their contracts, renegotiation of contracts, and other macroeconomic factors that may potentially inhibit a customer’s ability to pay. In addition, delays in the completion of the U.S. government’s budgeting process, the use of continuing resolutions, and a potential lapse in appropriations, or similar events in other jurisdictions, have and could in the future adversely affect our ability to timely recognize revenue under certain government contracts. If we are unable to realize all of the revenue from the full deal value of our customer contracts, our financial condition and results of operations could be adversely affected..
If we fail to manage future growth effectively, our business could be harmed.
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base of 4,395 full-time employees as of March 31, 2026 in various countries around the world. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. As our organization continues to grow and operate as a public company, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure.
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
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of ongoing conflicts, such as those in Russia-Ukraine, Israel, and the broader Middle East, including the recent escalation of hostilities in Iran and surrounding nations, and any related economic sanctions and regional instability, fluctuating interest rates, monetary policy changes, foreign currency fluctuations, or the potential or actual imposition of tariffs or other impacts on trade relations.
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
Our rapid growth in recent years may obscure the extent to which seasonality trends have affected, and may continue to affect, our business. We expect that seasonality will continue to materially impact our business in the future and may become more pronounced over time. The seasonality of our business may cause continued or increased fluctuations in our results of operations and cash flows, which may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause a decline in the trading price of our Class A common stock.
If we do not successfully develop and deploy new technologies (such as technologies incorporating AI) to address the needs of our customers, our business and results of operations could suffer.
Our success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new platforms or product modules will, either individually or in the aggregate, be compelling to our customers, gain market acceptance, or have a positive or material impact on our business, financial condition, or results of operations, in each case in a timely or cost-effective manner. For example, we and our peers and competitors are investing more significantly in AI (including machine learning, large language, and other generative and agentic AI models, and software functionality to operationalize the foregoing). There are significant risks involved in deploying AI and there can be no assurance that using AI in our platforms and products will enhance or be beneficial to our business, including our profitability. Further, other companies may develop products that are similar to ours, or adopt and implement AI more successfully or at a quicker pace than us. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences or needs in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.
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
Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be controversial, have resulted in public criticism, including from political and social activists; unfavorable coverage in the media; engagement on these issues from investors and potential customers; and increased security risks. These relationships could also result in exposure to congressional, regulatory, or other government investigations or inquiries, as well as lawsuits from private parties. For example, certain investors and advocacy groups have recently raised concerns regarding the perceived human rights implications of our products, services, and customer relationships. Such scrutiny may adversely affect our stock price, impair our ability to attract or retain institutional investors, divert management attention and resources, or result in increased costs, including costs associated with managing shareholder demands and related processes. Activists have also engaged, and may continue to engage, in public protests at our properties and other locations, including at the premises of our customers, partners, and third-party service providers. Such activity has, in certain instances, disrupted or threatened to disrupt operations and caused third parties to terminate or seek to limit their relationship with us, which could in turn disrupt our operations in affected jurisdictions. Actions we may take in response to media coverage, activism, investigations, inquiries, litigation, or to protect from security risks, may divert resources and our management’s attention, increase certain operating and other expenses, and further affect our public perception. Activist criticism and government or regulatory inquiries of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists. Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:
•cause certain customers or third-party service providers to cease doing business or renegotiate contracts with us;
•impair our ability to attract new customers, or to expand our relationships with existing customers;
•diminish our ability to recruit, hire, or retain employees;
•undermine our standing in professional communities to which we contribute and from which we receive expert knowledge;
•impair our ability to attract and retain institutional investors;
•trigger additional external scrutiny or litigation; or
•prompt us to cease doing business with certain customers.
Given the nature of our products and services, we are at increased risk of being targeted for security attacks, including threats to the physical security of our facilities and employees. These threats could involve terrorism, targeted threats against senior executives, workplace violence, and civil unrest. For example, the recent escalation of hostilities in Iran has demonstrated the intent to target Western technology infrastructure and companies, including us, and has increased the risk that our systems, facilities, or third-party providers could be subject to physical or cyber attack.
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
Our success depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our customers, including our ability to transition personnel to new assignments on a timely basis. If we are unable to effectively utilize our personnel on a timely basis to fulfill the needs of our customers, our business could suffer. Further, if we are not able to recruit, hire, or retain the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, changes to the application processes or fees, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our personnel on customer engagements and could increase our costs.
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
We have in the past changed, and we expect that in the future we may change, our pricing models, including as a result of competition, global economic conditions, general reductions in our customers’ spending levels, pricing studies, or changes in how our platforms are broadly consumed. Similarly, as we introduce new platforms, products, and services, such as our Artificial Intelligence Platform (“AIP”), or as a result of the evolution of our existing platforms, products, and services, we may have difficulty determining the appropriate price structure for our products and services, or customers may request or demand different pricing structures. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our platforms and services to larger organizations, these larger organizations may demand different pricing structures or substantial price concessions. As we expand access to our products to increasingly broad swaths of the market, our pricing model and product and service offerings for such customers have been, and will continue to be, tailored to be attractive for such customers. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.

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
We have entered into, and may continue to enter into, in limited circumstances, unique contractual, pricing, and payment arrangements with our customers, including some that may be outside of our typical scope of business, including arrangements relating to the receipt of noncash consideration. Our ability to sell or transfer, convert to cash, or realize value from, any noncash consideration we have received, or may receive in the future, in a timely manner or at all, may be limited by, among other things, applicable securities law and regulations, and global market and macroeconomic conditions, which could adversely impact our business, financial condition, cash flows, and results of operations.
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
We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer and reseller relationships), platform partnerships, and strategic alliances (including teaming agreements) as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to additional or unexpected liabilities, including as a result of partnering with entities in new or unfamiliar territories or markets, they may conflict with our sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in November 2019, we created a jointly controlled entity in Japan with SOMPO Holdings, Inc., in which we subsequently obtained a controlling interest in November 2022. For more information see Note 14. Business Combinations in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024. We also created a jointly-owned entity in South Korea with HD Hyundai Co. Ltd. in December 2022 in which we have a controlling interest, and have also created other jointly-owned entities in the Middle East and the United States. We believe these arrangements offer our business strategic operational advantages within their respective markets, but, in certain cases, they also limit our ability to independently sell our platforms, provide certain services, engage certain customers, or compete in these markets or related industry verticals, which may in turn limit our opportunities for growth in these markets and, depending on the success of each respective entity, may negatively impact our results. Furthermore, since 2020, we have entered into channel sales relationships and strategic alliances with various global system integrators that we believe provide us with more diverse go-to-market opportunities and access to a wider base of potential customers and pool of qualified subcontractor personnel that we can call upon to enhance and augment our implementation and engineering services.
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
In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. Our existing revolving credit facility, as amended, matures in March 2027 and provides for total commitments of up to $500 million, all of which are undrawn as of the date of this Quarterly Report on Form 10-Q. Any interest or facility payments are generally due and payable quarterly. Additional equity or debt financing may not be available on favorable terms, or at all.
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of March 31, 2026, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of March 31, 2026, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $326 million, with no remaining contractual options, as of March 31, 2026. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of March 31, 2026, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $324 million, of which $3 million was recognized by us during the three months ended March 31, 2026.
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
Our platforms and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem, including our customer environments. There have been, and may continue to be, significant attacks on certain third-party providers, and we cannot guarantee that our or any third-party providers’ systems, networks, products, or components have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support or otherwise interface with us and our platforms and services. Furthermore, changes such as configurations, updates or upgrades of third-party products or services have introduced and may in the future introduce or exacerbate vulnerabilities that may compromise our systems or those of our customers. If there is a security vulnerability, error, or other bug in one of these products or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. The natural sunsetting or phasing out of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited. In addition, the locations or environments in which our software is deployed have expanded, and may continue to expand, including on customer networks, on-premises at customer sites, on edge devices, on mobile devices, in data centers, in colocation spaces or in other locations or environments that we do not maintain or operate. In such locations or environments, we may not have full control over how our platforms and products are deployed, managed, or secured, our standards for information security may not be met, and our ability to deploy certain security features and controls may be limited. These locations and environments may be more vulnerable to cybersecurity attacks, phishing attacks, viruses, malware, ransomware, and hacking, or similar breaches and incidents, including those from nation-state actors or affiliated actors, and such attacks could harm our customers’ ability to operate and perform their obligations under our contracts, or result in increased costs or liabilities, a perceived or actual security breach of our platforms, or harm to our business and reputation. Moreover, if our platforms and products are not appropriately deployed, managed, and secured in these locations or environments, or such locations or environments are not appropriately secured or experience cybersecurity attacks or other security breaches or incidents, our platforms and products could be compromised, inappropriately accessed or acquired, or undergo unauthorized use, copying, and distribution, and reverse engineering of our intellectual property, which could adversely affect our business, financial condition, and results of operations. Further, certain of our platforms and services now allow customers to deploy their own applications in our environments, for example via our FedStart offering. These third-party applications have been built outside of our platforms or environments utilizing security procedures, techniques, and controls that may not meet our standards for information security, or may contain exploitable defects, errors, or bugs that could result in failures, disruptions, cybersecurity attacks, or other security breaches or incidents. Further, as we increase the number of customers we serve on our cloud environment, the likelihood increases that some usage of our products may occur that violates our terms of service or is otherwise improper or perceived as improper, which could cause reputational damage and adversely affect our business, financial condition, and results of operations.
We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems have been, and in the future may be, damaged, disrupted, or compromised by harmful events, including malicious activities, natural occurrences, inadvertent errors, cybersecurity incidents or cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches and incidents, terrorist attacks, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches or incidents may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, have included, and may continue to include, the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated, all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may not have the capacity to immediately detect such efforts, may be unable to anticipate these techniques, or may be unable to implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, our security measures may be circumvented and we cannot guarantee that past, future, or ongoing cyberattacks or other security breaches or incidents against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. Further, the practical security prioritization decisions we make based on our assessment of potential risks may not be successful in identifying or mitigating cyberattacks or other security breaches or incidents that could result in material impacts.
We have provided, and may continue to provide, our platforms, products, personnel, and services to support operations in conflict zones. Such zones are subject to, among other things, political uncertainty, geopolitical tensions, and military actions, such as those associated with the ongoing Russia-Ukraine, and Israel and broader Middle East conflicts, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto. As a result, we and our third-party vendors have been vulnerable to a heightened risk of, and have been exposed to, cybersecurity attacks, phishing attacks, supply-chain attacks, viruses, malware, ransomware, hacking or similar breaches and incidents, including increasingly sophisticated threats, from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or intentional or unintentional action or inaction by employees or third parties, which may result in unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering, bad actors, or human error.
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
Our technologies and business practices are designed to mitigate many of these risks. For example, our platforms include data and AI use case governance, machine learning modeling, as well as model testing and evaluation tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, if these controls are not properly implemented by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on fundamental rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny. There can be no assurance that the technologies and business practices we have designed will fully mitigate the risks presented by the growing use of AI in our platforms and business.
We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our customers and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.
We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some or all of certain key technology platform features or functions of our business, including our cloud-based services (including Palantir Cloud, as defined in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations”), AI features of our platforms, customer relationship management activities, billing and order management, cybersecurity program, and financial accounting services. Additionally, we rely on computer hardware purchased in order to deliver our platforms and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, if they are no longer available on commercially reasonable terms or prices (or at all), or if certain customers require their replacement, these issues could result in errors or defects in our platforms, cause our platforms to fail, our revenue and margins could decline, or our reputation and brand could be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers which may not be compensated by our third-party providers which are responsible for the liability.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, such as the conflict resulting from Hamas’ attack on Israel, natural disasters, public health crises, geopolitical tensions such as those that may be caused by the ongoing Russia-Ukraine conflict, or acts of misconduct and war. For example, the recent escalation of conflict in the Middle East has led to retaliatory strikes by Iran that have targeted, and may continue to target, private company infrastructure including data centers. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region, as well as in the Miami, Florida area, which regularly experiences active hurricane seasons. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to or permanent loss of one of these facilities, it may take a significant period of time to achieve full resumption of our services, there may be inadequate or ineffective redundancy, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
We strive to protect our customers’ confidential information and individuals’ privacy interests consistent with applicable laws, directives, and regulations. Consequently, we do not provide information about our customers to third parties without legal process. While we do not have the technical ability to independently access customer data and any requests for customer data must be directed to customers themselves, some legal authorities may grant government entities the ability to request our assistance with obtaining information about our customers or could request that we modify our technology platforms in a manner to permit access or monitoring. In light of our confidentiality, privacy, and customer digital sovereignty commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers or portions of the public. Conversely, to the extent that we do provide such assistance in accordance with applicable law, or do not challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences from other customers or portions of the public arising from concerns over privacy or the government’s activities.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure establishing the California Privacy Rights Act (“CPRA”) in 2020. The CCPA and CPRA regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide disclosures to California consumers, and affording such consumers abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency (“CPPA”). In September 2025, the CPPA finalized regulations expanding compliance obligations under the CCPA, implementing requirements for businesses to conduct risk assessments and annual cybersecurity audits, as well as consumer rights related to automated decision-making technology, with compliance deadlines phased between January 2026 and April 2030. The CCPA’s enactment and further expansion has marked the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the expanding adoption of state-level comprehensive consumer privacy legislation. As of early 2026, twenty states have operative comprehensive consumer privacy laws in effect, and several have enacted amendments expanding coverage or enhancing enforcement authority. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity such as Washington’s My Health My Data Act, which includes a private right of action and applies broadly to consumer health data outside of the scope of the Health Insurance Portability and Accountability Act, and Nevada’s Senate Bill No. 370, which imposes similar health data privacy legislation. The U.S. Department of Justice also has issued regulations restricting and imposing obligations in connection with certain transfers of sensitive personal information.

We cannot yet fully assess the impact of these laws and other new laws or regulations on our business or operations, but developments regarding these and other privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the EU, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our platforms and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018; the EU AIA, which entered into force in August 2024 but continues to be phased in and establishes a risk-based framework for AI systems; and the Network and Information Security Directive 2 (“NIS2”), which replaced the original NIS Directive as of October 2024, and imposes additional cybersecurity risk management and incident reporting obligations. The EU also implemented the Digital Operational Resilience Act (“DORA”), which introduces new standards for Information and Communication Technology risk management and incident reporting for financial and insurance entities, and the European Union’s Data Act (the “Data Act”) became applicable on September 12, 2025. Among other things, the Data Act may affect some customers’ ability to terminate service agreements with us or our competitors, and compliance with the Data Act may require us to adjust contract terms and technical measures for data portability for customers in the EU. These changes may impact the duration of customer relationships in the EU and result in additional compliance and operational costs, which may affect our business. Forthcoming EU regulatory developments, envisioned under the European Commission’s Digital Omnibus

Package initiative, while aimed at streamlining regulatory obligations, may introduce further considerations or challenges for us or our customers in addressing EU digital compliance frameworks. Complying with the GDPR, EU AIA, NIS2, DORA, the Data Act, or other EU laws, directives, and regulations as they emerge may cause us to incur substantial operational costs, lead to challenges for our customers’ implementation and use of our platform, or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements and non-compliance with the EU AIA may result in penalties up to €35 million or 7% of worldwide annual turnover (whichever is higher), each of which could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.
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
Similarly, South Korea's Personal Information Protection Act (“PIPA”) has recent and forthcoming amendments that may materially increase our compliance costs and regulatory exposure. PIPA’s recent amendments have expanded the scope of the law and intensified enforcement, including expanded executive accountability and breach notification obligations (effective September 2026), mandatory certification requirements (effective July 2027), and substantially increased financial penalties (adopted in February 2026) which authorize the Personal Information Protection Commission to impose administrative fines of up to 10% of a company's total revenue for noncompliance. The revised penalty framework, together with the phased implementation of these amendments through 2027, may increase our potential financial exposure in the event of a data incident or regulatory finding and will require ongoing investment in compliance infrastructure. In addition, South Korea's Framework Act on the Development of Artificial Intelligence and the Establishment of a Foundation for Trust (the “AI Basic Act”) took effect in January 2026, introducing heightened obligations on providers and operators of “high-impact” AI systems, including transparency and risk management requirements, adding further complexity and cost to our operations.
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
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of the ongoing Russia-Ukraine conflict, as well as economic sanctions the United States and other countries have imposed on Russia, the conflict resulting from Hamas’ attack on Israel, and the ongoing conflicts in the Middle East, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto;

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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, despite recent moves to delay the implementation of some provisions, when effective, will likely impose onerous obligations related to the development, sale and use of AI-related systems. In January 2026, South Korea's AI Basic Act took effect, introducing heightened obligations on providers and operators of “high-impact” AI systems used in critical sectors, and authority to impose suspension of AI services along with administrative fines for noncompliance. While the South Korean government has indicated it will adopt a phased enforcement approach with an initial grace period of at least one year, the ultimate scope and rigor of enforcement remain uncertain. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Many states, notably California, Utah, Texas, Colorado, and New York have signed private-sector AI governance legislation focused on various aspects of AI oversight. Further, certain administrations have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.

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
As discussed above, if we misclassify a product or service, export or provide access to a product or service in violation of applicable restrictions, or otherwise fail to comply with export regulations, we may be denied export privileges or subjected to significant per violation fines or other penalties, and our platforms may be denied entry into other countries. Any decreased use of our platforms or limitation on our ability to export or sell our platforms would likely adversely affect our business, results of operations and financial condition. Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of over $300,000 or twice the value of the transaction, whichever is greater, per EAR violation and a civil penalty of over $1 million or twice the value of the transaction, whichever is greater, per ITAR violation. In the event of criminal knowing and willful violations of these laws, fines of up to $1 million per violation and possible incarceration for responsible employees and managers could be imposed.
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
We prepare our condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including related to the recognition of our revenue. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income, and cash flows. We have considered the impact of the currently enacted Pillar Two rules and determined that we became subject to certain rules starting January 1, 2024 in some jurisdictions, and it did not have a material impact on our financial condition or results of operations for the three months ended March 31, 2026. Furthermore, in response to trade negotiations with the United States, the Group of 7 countries (the “G7”) announced a joint understanding to exempt U.S.-parented multinational corporations from Pillar Two by adopting a “side-by-side” system between Pillar Two and the existing U.S. global minimum tax provisions, and the OECD released “Tax Challenges Arising from the Digitalisation of the Economy – Global Anti-Base Erosion Model Rules (Pillar Two), Side-by-Side Package: Inclusive Framework on BEPS” on January 5, 2026, to this effect, which reduces the impact of Pillar Two rules on us. We continue to monitor developments and evaluate impacts, if any, of these provisions on our financial condition or results of operations in the future.
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
•changes in government programs or applicable requirements, including permitted sub-contractors or other vendors;
•restrictions in the grant of personnel security clearances to our employees;
•ability to maintain facility clearances required to perform on classified contracts for U.S. federal government and foreign government agencies;
•ability to achieve or maintain one or more government certifications, including, but not limited to, our existing FedRAMP, IL2, IL4, IL5, and IL6 authorizations;
•changes in the political environment, including before or after a change to the leadership or overall composition within the government, or due to ongoing conflicts such as the Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflicts in the Middle East, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto, and regional instability, and any resulting uncertainty or changes in policy or priorities and resultant funding;
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
A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards have affected, and may continue to significantly and adversely affect, our future revenue and limit our growth prospects.
Because we generate a substantial portion of our revenue from contracts with governments and government agencies, and in particular from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. U.S. government spending levels for defense-related and other programs are uncertain, and may not be sustained at the levels associated with government fiscal year 2026. In addition, the current administration has launched efforts to evaluate and reduce overall government spending, which could impact our business, results of operations, financial condition, and growth prospects. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
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
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine and Middle East conflicts, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto, incidents of terrorism, such as Hamas’ attack against Israel, pandemics, or responses to these events; and
•general macroeconomic conditions, such as fluctuating interest rates, the potential or actual imposition of tariffs or other impacts on trade relations, and slow or negative growth of our markets.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of March 31, 2026, approximately 1.95 million options will expire through December 2026 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of March 31, 2026, there were 2,295,891,863 shares of our Class A common stock outstanding, 100,236,343 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of March 31, 2026, there were outstanding options to purchase an aggregate of 20,842,724 shares of our Class A common stock and 130,065,461 shares of our Class B common stock, 15,291,770 shares of our Class A common stock and 21,525,000 shares of Class B common stock subject to RSUs, 12,155,436 shares of our Class A common stock subject to SARs, and 100,506 shares of our Class A common stock subject to P-RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22% of the voting power of our outstanding capital stock in the aggregate as of April 27, 2026.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of April 27, 2026. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.

The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,397,133,206 shares of our common stock outstanding as of March 31, 2026. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of March 31, 2026, our Founders were 58, 58, and 43 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. In recent years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. Although inflation levels have decreased from their highest levels in the United States, the EU, and the U.K., the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and could maintain or raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. Downturns in macroeconomic conditions, including fluctuating interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, and the conflict resulting from Hamas’ attack on Israel and ongoing conflicts in the Middle East, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; the potential or actual imposition of tariffs or other impacts on trade relations; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding relationships with existing customers, and lower or no growth. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us and we may not realize the full value of our commercial contracts with such customers as a result.
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
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in EUR, JPY, and GBP. We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. However, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies and we may also hold monetary assets and liabilities in currencies other than the respective subsidiaries’ functional currency. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally.
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
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations have been, and could in the future be, subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics, terrorism, such as Hamas’ attack against Israel in 2023 and the ensuing conflict, political unrest, cyberattacks (including supply-chain attacks) as may be exacerbated by the ongoing Russia-Ukraine and Middle East conflicts, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We have been, and may continue to be, subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Colorado location has experienced climate-related events and may continue to at an increasing frequency in the future, including drought, water scarcity, heat waves, and wildfires resulting in air quality impacts and power shutoffs. Additionally, while many of our employees have returned to our offices, it could be particularly difficult to mitigate the impact of these events on our employees continuing to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers, and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes stock repurchases during the three months ended March 31, 2026 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased under Share Repurchase Program	Approximate Dollar Amount Available for Future Purchases under Share Repurchase Program(2)
January 1, 2026 - January 31, 2026	8,452	$177.45	8,452	N/A
February 1, 2026 - February 28, 2026	—	$—	—	N/A
March 1, 2026 - March 31, 2026	—	$—	—	N/A
Total	8,452		8,452
—————
(1) Includes related commissions.
(2) In August 2023, our Board of Directors authorized the Share Repurchase Program which allows for the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock. The Share Repurchase Program does not have an expiration date and does not obligate us to repurchase any specific number of shares and may be discontinued at any time. The Share Repurchase Program was terminated in January 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2026, the following officers and directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On February 11, 2026, Lauren Stat, a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on September 4, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, which is incorporated herein by reference.
On February 11, 2026, Ms. Stat adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 34,428 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On March 10, 2026, Shyam Sankar, our Chief Technology Officer and Executive Vice President, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on August 29, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, which is incorporated herein by reference.
On March 11, 2026, Mr. Sankar, on behalf of himself and as Trustee of The Sankar Irrevocable Remainder Trust DTD 4/20/2020, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 1,520,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On March 12, 2026, Jeffrey Buckley, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 6,481 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions, less any shares to be withheld and/or sold to satisfy applicable tax withholdings. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until February 26, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On March 12, 2026, Alexander Karp, our Chief Executive Officer and a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on November 21, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 9B. Other Information of our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference.
On March 12, 2026, Mr. Karp adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 7,080,177 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 12, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On March 16, 2026, David Glazer, our Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 143,100 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 15, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On March 16, 2026, Ryan Taylor, our Chief Revenue Officer and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 78,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 15, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended March 31, 2026, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
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

PALANTIR TECHNOLOGIES INC.

Date: May 4, 2026	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2026	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2026	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)