Form 10-Q
period 2026-06-30
Palantir Technologies Inc.
filed 2026-08-04
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2026, there were 2,300,713,329 shares of the registrant’s Class A common stock outstanding, 101,340,151 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,030,047	$1,423,796
Marketable securities	7,379,052	5,753,247
Accounts receivable, net	1,485,249	1,042,065
Prepaid expenses and other current assets	205,165	139,066
Total current assets	11,099,513	8,358,174
Property and equipment, net	61,403	51,960
Operating lease right-of-use assets	230,268	200,105
Other assets	287,380	290,153
Total assets	$11,678,564	$8,900,392
Liabilities and Equity
Current liabilities:
Accounts payable, accrued liabilities, and other	$504,070	$409,552
Deferred revenue	579,437	408,963
Customer deposits	452,075	357,066
Total current liabilities	1,535,582	1,175,581
Deferred revenue, noncurrent	33,722	46,216
Customer deposits, noncurrent	537	18
Operating lease liabilities, noncurrent	211,400	183,474
Other noncurrent liabilities	12,439	7,092
Total liabilities	1,793,680	1,412,381
Commitments and Contingencies (Note 7)
Palantir's stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of June 30, 2026 and December 31, 2025; 2,300,517 and 2,290,987 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; 2,700,000 Class B shares authorized as of June 30, 2026 and December 31, 2025; 101,375 and 99,200 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of June 30, 2026 and December 31, 2025	2,403	2,391
Additional paid-in capital	11,408,867	10,933,325
Accumulated other comprehensive income (loss), net	(7,103)	13,942
Accumulated deficit	(1,629,973)	(3,562,390)
Total Palantir's stockholders’ equity	9,774,194	7,387,268
Noncontrolling interests	110,690	100,743
Total equity	9,884,884	7,488,011
Total liabilities and equity	$11,678,564	$8,900,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,935,464	$1,003,697	$3,568,047	$1,887,552
Cost of revenue	296,870	192,934	512,668	365,904
Gross profit	1,638,594	810,763	3,055,379	1,521,648
Operating expenses:
Sales and marketing	339,500	243,788	658,720	480,097
Research and development	192,513	135,043	353,494	269,932
General and administrative	194,577	162,615	377,163	326,254
Total operating expenses	726,590	541,446	1,389,377	1,076,283
Income from operations	912,004	269,317	1,666,002	445,365
Interest income	77,505	56,255	143,899	106,696
Other income (expense), net	91,836	6,596	160,045	3,423
Income before provision for income taxes	1,081,345	332,168	1,969,946	555,484
Provision for income taxes	15,383	3,596	27,582	9,195
Net income	1,065,962	328,572	1,942,364	546,289
Less: Net income attributable to noncontrolling interests	4,072	1,845	9,947	5,531
Net income attributable to common stockholders	$1,061,890	$326,727	$1,932,417	$540,758
Earnings per share attributable to common stockholders, basic	$0.44	$0.14	$0.81	$0.23
Earnings per share attributable to common stockholders, diluted	$0.41	$0.13	$0.75	$0.21
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, basic	2,399,820	2,365,196	2,396,861	2,356,983
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, diluted	2,568,694	2,562,912	2,569,826	2,557,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,065,962	$328,572	$1,942,364	$546,289
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(895)	8,812	(4,222)	12,665
Net unrealized loss on available-for-sale securities	(6,809)	(1,097)	(16,823)	(2,333)
Comprehensive income	1,058,258	336,287	1,921,319	556,621
Less: Comprehensive income attributable to noncontrolling interests	4,072	1,845	9,947	5,531
Comprehensive income attributable to common stockholders	$1,054,186	$334,442	$1,911,372	$551,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2026	2,397,133	$2,397	$11,138,528	$601	$(2,691,863)	$8,449,663	$106,618	$8,556,281
Issuance of common stock from the exercise of stock options	1,029	1	4,857	—	—	4,858	—	4,858
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	4,735	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	265,487	—	—	265,487	—	265,487
Other comprehensive loss	—	—	—	(7,704)	—	(7,704)	—	(7,704)
Net income	—	—	—	—	1,061,890	1,061,890	4,072	1,065,962
Balance as of June 30, 2026	2,402,897	$2,403	$11,408,867	$(7,103)	$(1,629,973)	$9,774,194	$110,690	$9,884,884

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2025	2,391,192	$2,391	$10,933,325	$13,942	$(3,562,390)	$7,387,268	$100,743	$7,488,011
Issuance of common stock from the exercise of stock options	2,067	2	9,755	—	—	9,757	—	9,757
Issuance of common stock upon release of RSUs and P-RSUs	9,646	10	(10)	—	—	—	—	—
Repurchases of common stock	(8)	—	(1,500)	—	—	(1,500)	—	(1,500)
Stock-based compensation	—	—	467,297	—	—	467,297	—	467,297
Other comprehensive loss	—	—	—	(21,045)	—	(21,045)	—	(21,045)
Net income	—	—	—	—	1,932,417	1,932,417	9,947	1,942,364
Balance as of June 30, 2026	2,402,897	$2,403	$11,408,867	$(7,103)	$(1,629,973)	$9,774,194	$110,690	$9,884,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2025	2,359,663	$2,360	$10,398,181	$(2,994)	$(4,973,392)	$5,424,155	$94,818	$5,518,973
Issuance of common stock from the exercise of stock options	5,528	5	28,612	—	—	28,617	—	28,617
Issuance of common stock upon release of RSUs and P-RSUs	6,820	7	(7)	—	—	—	—	—
Repurchases of common stock	(164)	—	(18,596)	—	—	(18,596)	—	(18,596)
Stock-based compensation	—	—	160,283	—	—	160,283	—	160,283
Other comprehensive income	—	—	—	7,715	—	7,715	—	7,715
Net income	—	—	—	—	326,727	326,727	1,845	328,572
Balance as of June 30, 2025	2,371,847	$2,372	$10,568,473	$4,721	$(4,646,665)	$5,928,901	$96,663	$6,025,564

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407
Issuance of common stock from the exercise of stock options	19,102	19	95,182	—	—	95,201	—	95,201
Issuance of common stock upon release of RSUs and P-RSUs	14,325	14	(14)	—	—	—	—	—
Repurchases of common stock	(375)	—	(36,594)	—	—	(36,594)	—	(36,594)
Stock-based compensation	—	—	315,929	—	—	315,929	—	315,929
Other comprehensive income	—	—	—	10,332	—	10,332	—	10,332
Net income	—	—	—	—	540,758	540,758	5,531	546,289
Balance as of June 30, 2025	2,371,847	$2,372	$10,568,473	$4,721	$(4,646,665)	$5,928,901	$96,663	$6,025,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$1,942,364	$546,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,985	13,152
Stock-based compensation	466,801	315,310
Unrealized and realized (gain) loss from marketable securities, net	(62,242)	(452)
Other operating activities	(85,582)	2,092
Changes in operating assets and liabilities:
Accounts receivable, net	(433,801)	(163,501)
Prepaid expenses and other assets	(53,906)	(7,307)
Accounts payable and accrued liabilities	88,097	48,202
Contract liabilities	256,528	120,666
Other liabilities	(17,912)	(24,937)
Net cash provided by operating activities	2,115,332	849,514
Investing activities
Purchases of property and equipment	(21,955)	(13,818)
Purchases of marketable securities	(3,505,299)	(2,576,231)
Proceeds from sales and redemption of marketable securities	2,017,589	652,762
Other investing activities	—	(70,000)
Net cash used in investing activities	(1,509,665)	(2,007,287)
Financing activities
Proceeds from the exercise of common stock options	9,757	95,201
Other financing activities	(1,379)	(117,648)
Net cash provided by (used in) financing activities	8,378	(22,447)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(2,112)	11,518
Net increase (decrease) in cash, cash equivalents, and restricted cash	611,933	(1,168,702)
Cash, cash equivalents, and restricted cash - beginning of period	1,451,425	2,119,936
Cash, cash equivalents, and restricted cash - end of period	$2,063,358	$951,234
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 17, 2026. There have been no significant changes to these policies during the six months ended June 30, 2026, except for the changes noted below.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of June 30, 2026 and December 31, 2025 were $1.5 billion and $1.0 billion, respectively. Customer I represented 27% and 25% of total accounts receivable as of June 30, 2026 and December 31, 2025, respectively. No other customer represented more than 10% of total accounts receivable as of June 30, 2026 or December 31, 2025.
For the three and six months ended June 30, 2026 and 2025, no customer represented more than 10% of total revenue.
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
Service-Based Awards
The Company grants awards, including RSUs, stock option awards, and stock appreciation rights (“SARs”), which vest based upon the satisfaction of a service condition. For such awards, the Company records stock-based compensation expense on a straight-line basis over the requisite service periods. The Company determines the grant-date fair value of the RSUs based on the fair value of the Company’s common stock on the grant date. For stock option awards and SARs that vest over an explicit service period and are exercisable at expiration, during a limited window, the Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the grant-date fair value of the awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the award, the expected volatility rate, risk-free interest rate, and the expected dividend yield of the common stock. For SARs that are fully vested and exercisable upon grant with an exercise price equal to the fair market value of the Company’s common stock on the grant date, the Company estimates the grant-date fair value using a Monte Carlo simulation model, which requires the use of various assumptions including the contractual term, expected volatility rate, risk-free interest rate, annual post-vest termination rate, and expected exercise factor as of the grant date.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
guidance can be applied prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis for contracts existing as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impacts of the new standard on its consolidated financial statements.
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2026 and December 31, 2025, the Company's contract liabilities were $1.1 billion and $0.8 billion, respectively. Revenue of $604 million and $404 million was recognized during the six months ended June 30, 2026 and 2025, respectively, that was included in contract liabilities as of December 31, 2025 and 2024, respectively.
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
The Company’s remaining performance obligations were $4.9 billion as of June 30, 2026, of which the Company expects to recognize approximately 43% as revenue over the next 12 months, 36% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,040,164	$1,040,164	$—	$—
U.S. Treasury securities	396,828	—	396,828	—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,871	—	4,871	—
Marketable securities:
U.S. Treasury securities	7,194,962	—	7,194,962	—
Publicly-traded equity securities	184,090	184,090	—	—
Total	$8,820,915	$1,224,254	$7,596,661	$—

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$945,330	$945,330	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,846	—	4,846	—
Marketable securities:
U.S. Treasury securities	5,729,892	—	5,729,892	—
Publicly-traded equity securities	23,355	23,355	—	—
Total	$6,703,423	$968,685	$5,734,738	$—
Debt Securities
As of June 30, 2026, available-for-sale debt securities consisted of the following (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$7,599,616	$658	$(8,484)	$7,591,790
Total debt securities	$7,599,616	$658	$(8,484)	$7,591,790
Included in cash and cash equivalents	$396,854	$—	$(26)	$396,828
Included in marketable securities	$7,202,762	$658	$(8,458)	$7,194,962
As of December 31, 2025, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,720,869	$9,158	$(135)	$5,729,892
Total debt securities	$5,720,869	$9,158	$(135)	$5,729,892
No available-for-sale debt securities were sold during the three and six months ended June 30, 2026 or the three months ended June 30, 2025. The Company sold $280 million of available-for-sale debt securities during the six months ended June 30, 2025. The realized gains and losses from those sales were immaterial. As of June 30, 2026 and December 31, 2025, available-for-sale debt securities of $5.8 billion and $0.7 billion, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of June 30, 2026 or December 31, 2025 were in a continuous unrealized loss position for greater than 12 months and it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025. All of the Company’s U.S. Treasury securities had contractual maturities due within one year as of June 30, 2026 and December 31, 2025.
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three and six months ended June 30, 2026 net unrealized gains from publicly-traded equity securities held at the end of the period, the majority of which are subject to short-term restrictions on the ability to sell, were $66 million and $64 million, respectively. The net unrealized losses from publicly-traded equity securities at the end of the period were immaterial for the three and six months ended June 30, 2025.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of June 30, 2026 and December 31, 2025, the total amount of privately-held equity securities included in other assets on the condensed consolidated balance sheets was $167 million and $170 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. There were no material upward or downward adjustments or impairments for the privately-held equity securities during the three and six months ended June 30, 2026 or 2025. Cumulative upward and downward adjustments and impairments on privately-held equity securities held by the Company as of June 30, 2026 were not material.
5. Supplemental Financial Statement Information
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$2,030,047	$929,547
Restricted cash included in prepaid expenses and other current assets	9,739	9,015
Restricted cash included in other assets	23,572	12,672
Total cash, cash equivalents, and restricted cash	$2,063,358	$951,234
Accounts Payable, Accrued Liabilities, and Other
Accounts payable, accrued liabilities, and other consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Accounts payable	$3,102	$8,064
Accrued payroll and related expenses	144,079	178,659
Accrued taxes	104,785	56,579
Other current liabilities	252,104	166,250
Total accounts payable, accrued liabilities, and other	$504,070	$409,552
6. Debt
2014 Credit Facility
The Company has a secured revolving credit facility which provides for aggregate revolving commitments of $500 million and has a maturity date of March 31, 2027 (as amended, the “2014 Credit Facility”). As of June 30, 2026, the Company had no outstanding debt balances under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of June 30, 2026.
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
As of June 30, 2026, except for the aforementioned, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of June 30, 2026, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of June 30, 2026 and December 31, 2025.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of June 30, 2026 and December 31, 2025.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100 million of the Company's equity securities as of June 30, 2026.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of June 30, 2026.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,300,517	20,000,000	2,290,987
Class B Common Stock	2,700,000	101,375	2,700,000	99,200
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,402,897	22,701,005	2,391,192
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and SAR activity for the six months ended June 30, 2026 (in thousands, except per share amounts, years, and aggregate intrinsic value):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Balance as of December 31, 2025	152,202	$9.98	6.1	$25,536	11,271	$130.00	7.1	$794
Granted	—	—			2,889	143.59
Exercised	(2,067)	4.72			—	—
Canceled and forfeited	(458)	6.22			(489)	165.15
Balance as of June 30, 2026	149,677	$10.06	5.7	$15,957	13,671	$131.61	11.1	$377
Vested and exercisable as of June 30, 2026	79,177	$8.89	5.3	$8,534	1,772	$113.27	40.0	$6
As of June 30, 2026, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $361 million, and $136 million, respectively, which is expected to be recognized over a weighted-average service period of five and eight years, respectively. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2026 was $38.00 per share.
The Company grants SARs that vest over explicit service periods of up to approximately ten years and are exercisable at expiration, during a limited window, if the Company’s stock price reaches a certain threshold. These awards have exercise prices of between $39–$250 and maximum appreciation values of between $60–$300.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company determined the grant date fair value of these awards using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

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
The Company also grants SARs that are fully vested and exercisable upon grant, with an exercise price equal to the fair market value of the Company’s common stock on the grant date and contractual periods of up to 40 years. The Company determined the grant-date fair value of these awards using a Monte Carlo simulation model using the following assumptions:

Six Months Ended June 30,
2026
Expected volatility rate	60.0%
Expected exercise factor	2.6x
Risk-free interest rate	4.9%
Expected dividend yield	—%
The expected volatility rate is based on the Company’s implied volatility. The expected exercise factor represents the multiple of the strike price at which the SARs are expected to be exercised. The risk-free interest rate is based on the long-term U.S. Treasury zero coupon issues in effect at the time of grant. The Company has never paid and has no plans to pay dividends on its common stock, therefore the expected dividend yield is zero.
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the six months ended June 30, 2026 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	41,644	$27.74	118	$180.79
Granted	2,653	138.14	233	158.25
Vested	(9,745)	31.83	(218)	179.69
Canceled and forfeited	(1,303)	67.71	(12)	158.22
Adjustment for performance achievement(1)			—	—
Unvested and outstanding as of June 30, 2026	33,249	$33.79	121	$141.57
—————
(1)This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2026, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $916 million, which the Company expects to recognize over a weighted-average service period of three years. As of June 30, 2026, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$30,889	$14,973	$48,795	$29,989
Sales and marketing	106,067	56,040	182,963	108,553
Research and development	58,193	32,068	94,738	63,902
General and administrative	70,060	56,890	140,305	112,866
Total stock-based compensation expense	$265,209	$159,971	$466,801	$315,310
10. Income Taxes
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of June 30, 2026 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes increased by $12 million and $18 million, respectively, for each of the three and six months ended June 30, 2026 compared to the same periods in 2025. The increases were primarily related to higher U.S. and foreign profits.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of June 30, 2026. However, given the Company’s recent earnings and anticipated future earnings, there is a reasonable possibility that it will have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets.
The Organisation for Economic Co-operation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) global minimum tax provision (“Pillar Two”) rules are at varying stages of adoption across jurisdictions where the Company operates. Several countries have enacted Pillar Two and in certain jurisdictions these rules were applicable to the Company starting January 1, 2024. These did not have a material impact on our financial condition or results of operations for the periods presented. Furthermore, the OECD released administrative guidance on January 5, 2026, including a “Side-by-Side Safe Harbor”, which reduces the impact of Pillar Two rules on the Company.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders for diluted earnings per share	$1,061,890	$326,727	$1,932,417	$540,758
Denominator
Weighted-average shares used in computing earnings per share:
Basic	2,399,820	2,365,196	2,396,861	2,356,983
Effect of dilutive shares	168,874	197,716	172,965	200,928
Diluted	2,568,694	2,562,912	2,569,826	2,557,911
Earnings per share
Earnings per share attributable to common stockholders:
Basic	$0.44	$0.14	$0.81	$0.23
Diluted	$0.41	$0.13	$0.75	$0.21
Diluted earnings per share is calculated using our weighted-average shares of outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. There were outstanding potentially dilutive common stock equivalents for stock-based compensation awards of 3 million for the three and six months ended June 30, 2026 and 1 million for the three and six months ended June 30, 2025. These were excluded from the computation of diluted earnings per share attributable to common stockholders due to their antidilutive effect.
As of June 30, 2026 and 2025, the Company had 14 million and 7 million SARs outstanding, respectively, of which the maximum number of potentially dilutive shares of Class A common stock upon vesting would be the fraction that equals the appreciation, or maximum appreciation if capped, divided by the Company’s Class A common stock price at that time.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment, including disaggregation of revenue, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Contribution:
Government revenue	$990,032		$552,983		$1,848,442		$1,039,946
Expenses attributable to government segment	(288,926)		(202,571)		(517,925)		(388,574)
Government contribution	701,106	71%	350,412	63%	1,330,517	72%	651,372	63%
Commercial revenue	945,432		450,714		1,719,605		847,606
Expenses attributable to commercial segment	(210,488)		(163,138)		(421,705)		(318,885)
Commercial contribution	734,944	78%	287,576	64%	1,297,900	75%	528,721	62%
Total contribution	$1,436,050	74%	$637,988	64%	$2,628,417	74%	$1,180,093	63%
The reconciliation of total contribution to income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from operations	$912,004	$269,317	$1,666,002	$445,365
Research and development expenses (1)	134,320	102,975	258,756	206,030
General and administrative expenses (1)	124,517	105,725	236,858	213,388
Total stock-based compensation expense	265,209	159,971	466,801	315,310
Total contribution	$1,436,050	$637,988	$2,628,417	$1,180,093
—————
(1)Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$1,573,047	81%	$732,592	73%	$2,855,113	80%	$1,361,086	72%
Rest of world (1)	362,417	19%	271,105	27%	712,934	20%	526,466	28%
Total revenue	$1,935,464	100%	$1,003,697	100%	$3,568,047	100%	$1,887,552	100%
—————
(1)No other country represented 10% or more of total revenue for the three and six months ended June 30, 2026 or 2025.
13. Related Party Transactions
Alexander Karp, the Company’s Chief Executive Officer, flies on a non-commercial aircraft beneficially owned by him (the “Executive Aircraft”) for business and personal travel. During the six months ended June 30, 2026 and 2025, the Company incurred expenses related to the use of the Executive Aircraft of $6 million and $10 million, respectively.

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
For the three months ended June 30, 2026, we generated $1.9 billion in revenue, reflecting a 93% growth rate from the three months ended June 30, 2025 when we generated $1.0 billion in revenue. For the six months ended June 30, 2026, we generated $3.6 billion in revenue, reflecting a 89% growth rate from the six months ended June 30, 2025 when we generated $1.9 billion in revenue.
In the three months ended June 30, 2026 and 2025, we generated income from operations of $912 million and $269 million, respectively, or adjusted income from operations of $1.2 billion and $0.5 billion, respectively, when excluding stock-based compensation and related employer payroll taxes. In the six months ended June 30, 2026 and 2025, we generated income from operations of $1.7 billion and $0.4 billion, respectively, or adjusted income from operations of $2.2 billion and $0.9 billion, respectively, when excluding stock-based compensation and related employer payroll taxes.
In the three months ended June 30, 2026 and 2025, our gross profit was $1.6 billion and $0.8 billion, respectively, reflecting a gross margin of 85% and 81%, respectively, or 86% and 82%, respectively, when excluding stock-based compensation. In the six months ended June 30, 2026 and 2025, our gross profit was $3.1 billion and $1.5 billion, respectively, reflecting a gross margin of 86% and 81%, respectively, or 87% and 82%, respectively, when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the period ended June 30, 2026 and 2025, we had 1,049 and 849 customers, respectively, including companies in various commercial sectors and government agencies around the world.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended June 30, 2026 was $124 million, which grew 67% from an average of $75 million in revenue from the top twenty customers during the trailing twelve months ended June 30, 2025, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the six months ended June 30, 2026, 52% of our revenue came from government customers and 48% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business and, in recent periods, has represented an increasing portion of our total revenue. In the six months ended June 30, 2026, we generated 80% of our revenue from customers in the United States and the remaining 20% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended June 30, 2026 was $4.8 billion, which grew 99% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.
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
Macroeconomic Trends
As a corporation with an international presence, we are subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to, geopolitical tensions, fluctuating interest rates, monetary policy changes, supply chain disruptions, geopolitical or economic uncertainty, foreign currency fluctuations, and the potential or actual imposition of tariffs or other impacts on trade relations. Additionally, these macroeconomic impacts have disrupted, and may continue to disrupt, the operations of our customers and prospective customers. In particular, if the portion of total revenue attributable to the United States remains at current levels or continues to increase, our business and financial condition could be more exposed to any future adverse conditions such as these in the United States. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, when the U.S. dollar strengthens compared to other currencies (primarily the Euro (“EUR”) and British pound sterling (“GBP”)), it has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than the U.S. dollar. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), EUR, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the six months ended June 30, 2026 such impacts were not material to our financial position or results of operations.

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
Contribution Margin
The following table provides a reconciliation of contribution margin for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from operations	$912,004	$269,317	$1,666,002	$445,365
Add:
Research and development expenses (1)	134,320	102,975	258,756	206,030
General and administrative expenses (1)	124,517	105,725	236,858	213,388
Total stock-based compensation expense	265,209	159,971	466,801	315,310
Total contribution	$1,436,050	$637,988	$2,628,417	$1,180,093
Contribution margin	74%	64%	74%	63%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	$1,638,594	$810,763	$3,055,379	$1,521,648
Add: stock-based compensation	30,889	14,973	48,795	29,989
Gross profit, excluding stock-based compensation	$1,669,483	$825,736	$3,104,174	$1,551,637
Gross margin, excluding stock-based compensation	86%	82%	87%	82%
Adjusted Income from Operations and Adjusted Operating Margin
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from operations	$912,004	$269,317	$1,666,002	$445,365
Add: stock-based compensation	265,209	159,971	466,801	315,310
Add: employer payroll taxes related to stock-based compensation	17,259	35,097	45,214	94,420
Adjusted income from operations	$1,194,472	$464,385	$2,178,017	$855,095
Adjusted operating margin	62%	46%	61%	45%

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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,935,464	$1,003,697	$3,568,047	$1,887,552
Cost of revenue	296,870	192,934	512,668	365,904
Gross profit	1,638,594	810,763	3,055,379	1,521,648
Operating expenses:
Sales and marketing	339,500	243,788	658,720	480,097
Research and development	192,513	135,043	353,494	269,932
General and administrative	194,577	162,615	377,163	326,254
Total operating expenses	726,590	541,446	1,389,377	1,076,283
Income from operations	912,004	269,317	1,666,002	445,365
Interest income	77,505	56,255	143,899	106,696
Other income (expense), net	91,836	6,596	160,045	3,423
Income before provision for income taxes	1,081,345	332,168	1,969,946	555,484
Provision for income taxes	15,383	3,596	27,582	9,195
Net income	1,065,962	328,572	1,942,364	546,289
Less: Net income attributable to noncontrolling interests	4,072	1,845	9,947	5,531
Net income attributable to common stockholders	$1,061,890	$326,727	$1,932,417	$540,758

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	15	19	14	19
Gross margin	85	81	86	81
Operating expenses:
Sales and marketing	18	24	18	26
Research and development	10	14	10	14
General and administrative	10	16	11	17
Total operating expenses	38	54	39	57
Income from operations	47	27	47	24
Interest income	4	5	4	5
Other income (expense), net	5	1	4	—
Income before provision for income taxes	56	33	55	29
Provision for income taxes	1	—	1	—
Net income	55	33	54	29
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	55%	33%	54%	29%

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenue:
Government	$990,032	$552,983	$437,049	79%	$1,848,442	$1,039,946	$808,496	78%
Commercial	945,432	450,714	494,718	110%	1,719,605	847,606	871,999	103%
Total revenue	$1,935,464	$1,003,697	$931,767	93%	$3,568,047	$1,887,552	$1,680,495	89%
Revenue increased by $932 million, or 93%, for the three months ended June 30, 2026 compared to the same period in 2025. Revenue from government customers increased by $437 million, or 79%, for the three months ended June 30, 2026 compared to the same period in 2025. Of the increase, $428 million was from government customers existing as of December 31, 2025. Revenue from U.S. government customers was $809 million for the three months ended June 30, 2026 compared to $426 million for the same period in 2025. Revenue from commercial customers increased by $495 million, or 110%, for the three months ended June 30, 2026 compared to the same period in 2025. Of the increase, $407 million was from commercial customers existing as of December 31, 2025. Revenue from U.S. commercial customers was $764 million for the three months ended June 30, 2026 compared to $306 million for the same period in 2025, a 149% increase.
Revenue increased by $1.7 billion, or 89%, for the six months ended June 30, 2026 compared to the same period in 2025. Revenue from government customers increased by $808 million, or 78%, for the six months ended June 30, 2026 compared to the same period in 2025. Of the increase, $795 million was from government customers existing as of December 31, 2025. Revenue from U.S. government customers was $1.5 billion for the six months ended June 30, 2026 compared to $0.8 billion for the same period in 2025. Revenue from commercial customers increased by $872 million, or 103%, for the six months ended June 30, 2026 compared to the same period in 2025. Revenue from U.S. commercial customers was $1.4 billion for the six months ended June 30, 2026 compared to $0.6 billion for the same period in 2025, a 142% increase.
Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Cost of revenue	$296,870	$192,934	$103,936	54%	$512,668	$365,904	$146,764	40%
Gross profit	$1,638,594	$810,763	$827,831	102%	$3,055,379	$1,521,648	$1,533,731	101%
Gross margin	85%	81%	4%		86%	81%	5%
Cost of revenue for the three months ended June 30, 2026 increased by $104 million, or 54%, compared to the same period in 2025. The increase was primarily due to increases of $89 million in third-party cloud hosting services and $13 million in stock-based compensation and related expenses, partially offset by a decrease of $13 million in subcontractor expenses.
Our gross margin for the three months ended June 30, 2026 and 2025 was 85% and 81%, respectively.
Cost of revenue for the six months ended June 30, 2026 increased by $147 million, or 40%, compared to the same period in 2025. The increase was primarily due to increases of $128 million in third-party cloud hosting services and $16 million in payroll and other payroll-related costs, partially offset by a decrease of $19 million in subcontractor expenses.
Our gross margin for the six months ended June 30, 2026 and 2025 was 86% and 81%, respectively.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Sales and marketing	$339,500	$243,788	$95,712	39%	$658,720	$480,097	$178,623	37%
Research and development	192,513	135,043	57,470	43%	353,494	269,932	83,562	31%
General and administrative	194,577	162,615	31,962	20%	377,163	326,254	50,909	16%
Total operating expenses	$726,590	$541,446	$185,144	34%	$1,389,377	$1,076,283	$313,094	29%
Sales and Marketing
Sales and marketing expenses increased by $96 million, or 39%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $43 million in stock-based compensation and related expenses and $22 million in payroll and other payroll-related costs.
Sales and marketing expenses increased by $179 million, or 37%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $58 million in stock-based compensation and related expenses, $43 million in payroll and other payroll-related costs, and $36 million in marketing expenses,
Research and Development
Research and development expenses increased by $57 million, or 43%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $25 million third-party cloud hosting services and $20 million in stock-based compensation and related expenses.
Research and development expenses increased by $84 million, or 31%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $50 million in third-party cloud hosting services and $18 million in stock-based compensation and related expenses.
General and Administrative
General and administrative expenses increased by $32 million, or 20%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to an $11 million in stock-based compensation and related expenses and $8 million in payroll and other payroll-related costs.
General and administrative expenses increased by $51 million, or 16%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to an increase of $17 million in stock-based compensation and related expenses and $12 million in payroll and other payroll-related costs.
Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Cost of revenue	$30,889	$14,973	$15,916	106%	$48,795	$29,989	$18,806	63%
Sales and marketing	106,067	56,040	50,027	89%	182,963	108,553	74,410	69%
Research and development	58,193	32,068	26,125	81%	94,738	63,902	30,836	48%
General and administrative	70,060	56,890	13,170	23%	140,305	112,866	27,439	24%
Total stock-based compensation expense	$265,209	$159,971	$105,238	66%	$466,801	$315,310	$151,491	48%
Stock-based compensation expenses increased by $105 million, or 66%, and $151 million, or 48%, for the three and six months ended June 30, 2026 compared to the same periods in 2025, respectively. The increase was driven by expense from new grants awarded since June 30, 2025, including restricted stock units (“RSUs”), performance-based RSUs (“P-RSUs”), and stock appreciation rights (“SARs”), partially offset by reductions in expense from equity awards that became fully vested and forfeitures.

Interest Income

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	Amount	2026	2025	Amount
Interest income	$77,505	$56,255	$21,250	$143,899	$106,696	$37,203
Interest income increased by $21 million and $37 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to an increase in our interest-bearing cash, cash equivalents, and investments in short-term U.S. Treasury securities.
Other Income (Expense), Net

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	Amount	2026	2025	Amount
Other income (expense), net	$91,836	$6,596	$85,240	$160,045	$3,423	$156,622
Other income (expense), net changed by $85 million and $157 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to a realized gain and upward adjustments on privately-held equity securities and net unrealized gains on publicly-traded equity securities.
Provision for Income Taxes

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	Amount	2026	2025	Amount
Provision for income taxes	$15,383	$3,596	$11,787	$27,582	$9,195	$18,387
Provision for income taxes increased by $12 million and $18 million, respectively, for the three and six months ended June 30, 2026 compared to the same periods in 2025. The increases were primarily related to higher U.S. and foreign profits. For additional information see Note 10. Income Taxes in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term U.S. Treasury securities totaling $9.2 billion. We generated positive cash flow from operations for the six months ended June 30, 2026. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future. We continue to evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$2,115,332	$849,514
Investing activities	(1,509,665)	(2,007,287)
Financing activities	8,378	(22,447)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(2,112)	11,518
Net increase (decrease) in cash, cash equivalents, and restricted cash	$611,933	$(1,168,702)

Operating Activities
Net cash provided by operating activities was $2.1 billion and $0.8 billion for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by revenue growth, partially offset by timing of billings to and payments from customers.
Investing Activities
Net cash used in investing activities was $1.5 billion and $2.0 billion for the six months ended June 30, 2026 and 2025, respectively. The decrease in cash used in investing activities was primarily due to a higher amount of proceeds from sales and redemptions of marketable securities offsetting increased purchases of short-term U.S. Treasury securities compared to prior year.
Financing Activities
Net cash provided by financing activities was $8 million for the six months ended June 30, 2026 and net cash used by financing activities was $22 million for the six months ended June 30, 2025. Financing cash inflows consisted primarily of proceeds from the exercise of common stock options. For the six months ended June 30, 2025, financing cash outflows were driven by taxes paid related to the net share settlement of SARs and repurchases of our Class A common stock.
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
As of June 30, 2026, we had no outstanding debt balances and additional available and undrawn revolving commitments of $500 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Market Risk
As of June 30, 2026, we held publicly-traded equity securities valued at $184 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions including ongoing volatility related to global conflicts, fluctuating interest rates, or the potential or actual imposition of tariffs or other impacts on trade relations.
As of June 30, 2026, we held privately-held equity securities valued at $167 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
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
Although our revenue has increased in recent periods, there can be no assurances that our revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has fluctuated in the past, and may continue to fluctuate in future periods. In addition, as we continue to expand our platform and product offerings, or experience greater adoption of certain of our platform and product offerings, we have and may continue to experience variability in our revenue growth in certain markets or with certain customer segments relative to other markets or customer segments. In recent periods, the United States has represented an increasing portion of our total revenue. If the portion of total revenue attributable to the United States remains at current levels or continues to increase, our business and financial condition could be more exposed to any future adverse conditions in the United States, including, but not limited to, macroeconomic conditions, fluctuating interest rates, monetary policy changes, supply chain disruptions, geopolitical or economic uncertainty, the potential or actual imposition of tariffs or other impacts on trade relations, and other factors. Many factors may contribute to declines or variability in our revenue growth, including macroeconomic factors, increased competition, slowing demand for our platforms from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts or failure to exercise existing options by our customers, and the maturation of our business, among others. If our revenue growth or revenue growth rate declines overall, or with respect to certain areas of our business, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 16% and 17% of our revenue for the years ended December 31, 2025 and 2024, respectively, and 16% and 17% of our revenue for the six months ended June 30, 2026 and 2025, respectively. Our top three customers by revenue, for the six months ended June 30, 2026, have been with us for an average of fifteen years as of June 30, 2026. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
Our ability to renew or expand our customer relationships may decrease or vary as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our platforms and services, the frequency and severity of software and implementation errors, our platforms’ reliability, our pricing, harm to our reputation, the effects of general economic conditions, competitive offerings or alternatives, or reductions in our customers’ spending levels. If our customers do not renew or expand their agreements with us or if they renew their contracts for shorter lengths or on other terms less favorable to us, our revenue may grow more slowly than expected or decline, and our business could suffer. Our business, financial condition, and results of operations would also be adversely affected if we face difficulty collecting our accounts receivable from our customers or if we are required to refund customer deposits.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base of 4,401 full-time employees as of June 30, 2026 in various countries around the world. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. As our organization continues to grow and operate as a public company, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure.
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
Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be controversial, have resulted in public criticism, including from political and social activists; unfavorable coverage in the media; engagement on these issues from investors and potential customers; and increased security risks. These relationships could also result in exposure to congressional, regulatory, or other government investigations or inquiries, as well as lawsuits from private parties. For example, certain investors and advocacy groups have recently raised concerns regarding the perceived human rights implications of our products, services, and customer relationships. Such scrutiny may adversely affect our stock price, impair our ability to attract or retain institutional investors, divert management attention and resources, or result in increased costs, including costs associated with managing shareholder demands and related processes. Activists have also engaged, and may continue to engage, in public protests at our properties and other locations, including at the premises of our customers, partners, and third-party service providers. Such activity has, in certain instances, disrupted or threatened to disrupt operations and caused third parties to terminate or seek to limit their relationship with us, which could in turn disrupt our operations in affected jurisdictions. Actions we may take in response to media coverage, activism, investigations, inquiries, litigation, or to protect from security risks, may divert resources and our management’s attention, increase certain operating and other expenses, and further affect our public perception. Activist criticism and government or regulatory inquiries of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities, and our actual or perceived customer relationships and company values may factor into decisions by existing and potential customers regarding whether to award, renew, or expand contracts with us, regardless of the merits of our products or services, and any resulting loss of business could in turn further harm our reputation. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists. Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:
•cause certain customers or third-party service providers to cease doing business or renegotiate contracts with us;
•impair our ability to attract new customers, win new contracts or competitive procurements, or expand our relationships with existing customers;
•diminish our ability to recruit, hire, or retain employees;
•undermine our standing in professional communities to which we contribute and from which we receive expert knowledge;
•impair our ability to attract and retain institutional investors;
•trigger additional external scrutiny, activism, or litigation; or
•prompt us to cease doing business with certain customers.
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

If we are unable to successfully build and deploy our marketing and sales organization in a timely manner, or at all, or to successfully hire, retain, train, and motivate our sales personnel, our growth and long-term success could be adversely impacted.
We have grown, and may continue to grow, our direct sales force, and may increase, decrease, or otherwise adjust its size and composition depending on our needs and evolving strategy in the future. Our sales efforts have historically depended on the significant direct involvement of our senior management team, including Mr. Karp. The successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new U.S. and non-U.S. markets will depend, among other things, on our ability to successfully build and deploy our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.
In order to successfully scale our unique sales model, we may need to adjust the size and composition of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers while preserving the cultural and mission-oriented elements of our company. If we do not hire a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our unique sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we have invested, and may need to continue investing, significant resources in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, train, and manage our sales organization are not successful. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, changes in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.
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
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•greater name recognition, different reputational profiles, longer operating histories, and larger customer bases;
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of June 30, 2026, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of June 30, 2026, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $326 million, with no remaining contractual options, as of June 30, 2026. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of June 30, 2026, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $325 million, of which $3 million was recognized by us during the six months ended June 30, 2026.
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
We have provided, and may continue to provide, our platforms, products, personnel, and services to support operations in conflict zones. Such zones are subject to, among other things, political uncertainty, geopolitical tensions, and military actions, such as those associated with the ongoing Russia-Ukraine, Israel, and broader Middle East conflicts, including the escalation of hostilities resulting from the recent strikes by the United States and Israel on Iran and retaliatory strikes related thereto. As a result, we and our third-party vendors have been vulnerable to a heightened risk of, and have been exposed to, cybersecurity attacks, phishing attacks, supply-chain attacks, viruses, malware, ransomware, hacking or similar breaches and incidents, including increasingly sophisticated threats, from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or intentional or unintentional action or inaction by employees or third parties, which may result in unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering, bad actors, or human error.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure establishing the California Privacy Rights Act (“CPRA”) in 2020. The CCPA and CPRA regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide disclosures to California consumers, and affording such consumers abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency (“CPPA”). In September 2025, the CPPA finalized regulations expanding compliance obligations under the CCPA, implementing requirements for businesses to conduct risk assessments and annual cybersecurity audits, as well as consumer rights related to automated decision-making technology, with compliance deadlines phased between January 2026 and April 2030. The CCPA’s enactment and further expansion has marked the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the expanding adoption of state-level comprehensive consumer privacy legislation. As of mid-2026, twenty states have operative comprehensive consumer privacy laws in effect, and several have enacted amendments expanding coverage or enhancing enforcement authority. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity such as Washington’s My Health My Data Act, which includes a private right of action and applies broadly to consumer health data outside of the scope of the Health Insurance Portability and Accountability Act, and Nevada’s Senate Bill No. 370, which imposes similar health data privacy obligations. The U.S. Department of Justice also has issued regulations restricting and imposing obligations in connection with certain transfers of sensitive personal information.

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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, despite recent moves to delay the implementation of some provisions, when effective, will likely impose onerous obligations related to the development, sale and use of AI-related systems. In January 2026, South Korea's AI Basic Act took effect, introducing heightened obligations on providers and operators of “high-impact” AI systems used in critical sectors, and authority to impose suspension of AI services along with administrative fines for noncompliance. While the South Korean government has indicated it will adopt a phased enforcement approach with an initial grace period of at least one year, the ultimate scope and rigor of enforcement remain uncertain. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Many states, notably California, Utah, Texas, Colorado, New York, Washington, Tennessee, Georgia, and Indiana have signed private-sector AI governance legislation focused on various aspects of AI oversight. Further, certain administrations have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.

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
We may be subject to government inquiries, investigations, and oversight proceedings that drain our time and resources, tarnish our brand among customers and potential customers, prevent us from doing business with certain customers or markets, including government customers, affect our ability to hire, attract and maintain qualified employees, or require us to take remedial action or pay penalties. From time to time, we receive formal and informal inquiries from governmental agencies, regulators, and legislative bodies regarding our compliance with laws and regulations or otherwise relating to our business or transactions. Any negative outcome from any of the foregoing inquiries, investigations, or oversight proceedings, or failure to prevail in any possible civil or criminal litigation, could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.
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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income, and cash flows. We have considered the impact of the currently enacted Pillar Two rules and determined that we became subject to certain rules starting January 1, 2024 in some jurisdictions, and it did not have a material impact on our financial condition or results of operations for the six months ended June 30, 2026. Furthermore, in response to trade negotiations with the United States, the Group of 7 countries (the “G7”) announced a joint understanding to exempt U.S.-parented multinational corporations from Pillar Two by adopting a “side-by-side” system between Pillar Two and the existing U.S. global minimum tax provisions, and the OECD released “Tax Challenges Arising from the Digitalisation of the Economy – Global Anti-Base Erosion Model Rules (Pillar Two), Side-by-Side Package: Inclusive Framework on BEPS” on January 5, 2026, to this effect, which reduces the impact of Pillar Two rules on us. We continue to monitor developments and evaluate impacts, if any, of these provisions on our financial condition or results of operations in the future.
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
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of June 30, 2026, approximately 1.69 million options will expire through December 2026 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of June 30, 2026, there were 2,300,516,590 shares of our Class A common stock outstanding, 101,375,151 shares of our Class B common stock outstanding and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of June 30, 2026, there were outstanding options to purchase an aggregate of 19,746,179 shares of our Class A common stock and 129,930,461 shares of our Class B common stock, 14,167,216 shares of our Class A common stock and 19,500,000 shares of Class B common stock subject to RSUs, 13,690,664 shares of our Class A common stock subject to SARs and 121,393 shares of our Class A common stock subject to P-RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22% of the voting power of our outstanding capital stock in the aggregate as of July 27, 2026.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of July 27, 2026. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.
The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding

Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,402,896,741 shares of our common stock outstanding as of June 30, 2026. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of June 30, 2026, our Founders were 58, 58, and 43 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, the following director, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On May 27, 2026, Eric Woersching, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 1,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2027 or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended June 30, 2026, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PALANTIR TECHNOLOGIES INC.

Date: August 3, 2026	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2026	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2026	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)