Form 10-Q
period 2026-09-30
Palantir Technologies Inc.
filed 2026-11-03
CIK 1321655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, there were 2,306,705,341 shares of the registrant’s Class A common stock outstanding, 101,787,133 shares of the registrant’s Class B common stock outstanding, and 1,005,000 shares of the registrant’s Class F common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Palantir Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,619,414	$1,423,796
Marketable securities	6,942,117	5,753,247
Accounts receivable, net	1,883,498	1,042,065
Prepaid expenses and other current assets	322,741	139,066
Total current assets	12,767,770	8,358,174
Property and equipment, net	65,000	51,960
Operating lease right-of-use assets	244,938	200,105
Other assets	335,268	290,153
Total assets	$13,412,976	$8,900,392
Liabilities and Equity
Current liabilities:
Accounts payable, accrued liabilities, and other	$623,888	$409,552
Deferred revenue	661,255	408,963
Customer deposits	512,573	357,066
Total current liabilities	1,797,716	1,175,581
Deferred revenue, noncurrent	32,660	46,216
Customer deposits, noncurrent	268	18
Operating lease liabilities, noncurrent	225,267	183,474
Other noncurrent liabilities	11,965	7,092
Total liabilities	2,067,876	1,412,381
Palantir's stockholders’ equity:
Common stock, $0.001 par value: 20,000,000 Class A shares authorized as of September 30, 2026 and December 31, 2025; 2,306,361 and 2,290,987 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; 2,700,000 Class B shares authorized as of September 30, 2026 and December 31, 2025; 101,787 and 99,200 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; and 1,005 Class F shares authorized, issued, and outstanding as of September 30, 2026 and December 31, 2025	2,409	2,391
Additional paid-in capital	11,739,968	10,933,325
Accumulated other comprehensive income (loss), net	(12,435)	13,942
Accumulated deficit	(501,961)	(3,562,390)
Total Palantir's stockholders’ equity	11,227,981	7,387,268
Noncontrolling interests	117,119	100,743
Total equity	11,345,100	7,488,011
Total liabilities and equity	$13,412,976	$8,900,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,313,411	$1,181,092	$5,881,458	$3,068,644
Cost of revenue	383,286	207,307	895,954	573,211
Gross profit	1,930,125	973,785	4,985,504	2,495,433
Operating expenses:
Sales and marketing	396,711	274,636	1,055,431	754,733
Research and development	219,720	144,191	573,214	414,123
General and administrative	228,849	161,702	606,012	487,956
Total operating expenses	845,280	580,529	2,234,657	1,656,812
Income from operations	1,084,845	393,256	2,750,847	838,621
Interest income	88,936	59,762	232,835	166,458
Other income (expense), net	(25,780)	27,483	134,265	30,906
Income before provision for income taxes	1,148,001	480,501	3,117,947	1,035,985
Provision for income taxes	13,560	3,753	41,142	12,948
Net income	1,134,441	476,748	3,076,805	1,023,037
Less: Net income attributable to noncontrolling interests	6,429	1,149	16,376	6,680
Net income attributable to common stockholders	$1,128,012	$475,599	$3,060,429	$1,016,357
Earnings per share attributable to common stockholders, basic	$0.47	$0.20	$1.28	$0.43
Earnings per share attributable to common stockholders, diluted	$0.44	$0.18	$1.19	$0.40
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, basic	2,405,718	2,377,167	2,399,846	2,363,785
Weighted-average shares of common stock outstanding used in computing earnings per share attributable to common stockholders, diluted	2,573,926	2,571,057	2,571,225	2,562,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,134,441	$476,748	$3,076,805	$1,023,037
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	585	(1,870)	(3,637)	10,795
Net unrealized gain (loss) on available-for-sale securities	(5,917)	8,686	(22,740)	6,353
Comprehensive income	1,129,109	483,564	3,050,428	1,040,185
Less: Comprehensive income attributable to noncontrolling interests	6,429	1,149	16,376	6,680
Comprehensive income attributable to common stockholders	$1,122,680	$482,415	$3,034,052	$1,033,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2026	2,402,897	$2,403	$11,408,867	$(7,103)	$(1,629,973)	$9,774,194	$110,690	$9,884,884
Issuance of common stock from the exercise of stock options	2,715	3	12,846	—	—	12,849	—	12,849
Issuance of common stock from the exercise of stock appreciation rights (“SARs”), net of shares withheld for employee taxes	7	—	(972)	—	—	(972)	—	(972)
Issuance of common stock upon release of restricted stock units (“RSUs”) and performance-based RSUs (“P-RSUs”)	3,534	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	319,230	—	—	319,230	—	319,230
Other comprehensive loss	—	—	—	(5,332)	—	(5,332)	—	(5,332)
Net income	—	—	—	—	1,128,012	1,128,012	6,429	1,134,441
Balance as of September 30, 2026	2,409,153	$2,409	$11,739,968	$(12,435)	$(501,961)	$11,227,981	$117,119	$11,345,100

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2025	2,391,192	$2,391	$10,933,325	$13,942	$(3,562,390)	$7,387,268	$100,743	$7,488,011
Issuance of common stock from the exercise of stock options	4,782	5	22,601	—	—	22,606	—	22,606
Issuance of common stock from the exercise of SARs, net of shares withheld for employee taxes	7	—	(972)	—	—	(972)	—	(972)
Issuance of common stock upon release of RSUs and P-RSUs	13,180	13	(13)	—	—	—	—	—
Repurchases of common stock	(8)	—	(1,500)	—	—	(1,500)	—	(1,500)
Stock-based compensation	—	—	786,527	—	—	786,527	—	786,527
Other comprehensive loss	—	—	—	(26,377)	—	(26,377)	—	(26,377)
Net income	—	—	—	—	3,060,429	3,060,429	16,376	3,076,805
Balance as of September 30, 2026	2,409,153	$2,409	$11,739,968	$(12,435)	$(501,961)	$11,227,981	$117,119	$11,345,100

Palantir Technologies Inc.
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2025	2,371,847	$2,372	$10,568,473	$4,721	$(4,646,665)	$5,928,901	$96,663	$6,025,564
Issuance of common stock from the exercise of stock options	4,890	4	25,634	—	—	25,638	—	25,638
Issuance of common stock upon release of RSUs and P-RSUs	6,697	7	(7)	—	—	—	—	—
Repurchases of common stock	(120)	—	(19,195)	—	—	(19,195)	—	(19,195)
Stock-based compensation	—	—	172,698	—	—	172,698	—	172,698
Other comprehensive income	—	—	—	6,816	—	6,816	—	6,816
Net income	—	—	—	—	475,599	475,599	1,149	476,748
Balance as of September 30, 2025	2,383,314	$2,383	$10,747,603	$11,537	$(4,171,066)	$6,590,457	$97,812	$6,688,269

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Total Palantir’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	2,338,795	$2,339	$10,193,970	$(5,611)	$(5,187,423)	$5,003,275	$91,132	$5,094,407
Issuance of common stock from the exercise of stock options	23,992	23	120,816	—	—	120,839	—	120,839
Issuance of common stock upon release of RSUs and P-RSUs	21,022	21	(21)	—	—	—	—	—
Repurchases of common stock	(495)	—	(55,789)	—	—	(55,789)	—	(55,789)
Stock-based compensation	—	—	488,627	—	—	488,627	—	488,627
Other comprehensive income	—	—	—	17,148	—	17,148	—	17,148
Net income	—	—	—	—	1,016,357	1,016,357	6,680	1,023,037
Balance as of September 30, 2025	2,383,314	$2,383	$10,747,603	$11,537	$(4,171,066)	$6,590,457	$97,812	$6,688,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palantir Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$3,076,805	$1,023,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,031	19,127
Stock-based compensation	785,690	487,628
Unrealized and realized (gain) loss from marketable securities, net	(34,997)	5,005
Other operating activities	(97,557)	(16,220)
Changes in operating assets and liabilities:
Accounts receivable, net	(843,438)	(422,977)
Prepaid expenses and other assets	(162,110)	50,343
Accounts payable and accrued liabilities	204,240	90,582
Contract liabilities	396,996	160,154
Other liabilities	(27,758)	(39,501)
Net cash provided by operating activities	3,319,902	1,357,178
Investing activities
Purchases of property and equipment	(29,969)	(20,610)
Purchases of marketable securities	(5,137,861)	(6,091,513)
Proceeds from sales and redemption of marketable securities	4,079,225	4,360,327
Other investing activities	(50,000)	(73,924)
Net cash used in investing activities	(1,138,605)	(1,825,720)
Financing activities
Proceeds from the exercise of common stock options	22,606	120,839
Other financing activities	(2,491)	(136,851)
Net cash provided by (used in) financing activities	20,115	(16,012)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(20)	9,444
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,201,392	(475,110)
Cash, cash equivalents, and restricted cash - beginning of period	1,451,425	2,119,936
Cash, cash equivalents, and restricted cash - end of period	$3,652,817	$1,644,826
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2. Significant Accounting Policies in the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 17, 2026. There have been no significant changes to these policies during the nine months ended September 30, 2026, except for the changes noted below.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company is exposed to concentrations of credit risk with respect to accounts receivable presented on the condensed consolidated balance sheets. The Company’s accounts receivable balances as of September 30, 2026 and December 31, 2025 were $1.9 billion and $1.0 billion, respectively. Customer I represented 27% and 25% of total accounts receivable as of September 30, 2026 and December 31, 2025, respectively. No other customer represented more than 10% of total accounts receivable as of September 30, 2026 or December 31, 2025.
For the three and nine months ended September 30, 2026 and 2025, no customer represented more than 10% of total revenue.
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
3. Contract Liabilities and Remaining Performance Obligations
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue and customer deposits. As of September 30, 2026 and December 31, 2025, the Company's contract liabilities were $1.2 billion and $0.8 billion, respectively. Revenue of $718 million and $507 million was recognized during the nine months ended September 30, 2026 and 2025, respectively, that was included in contract liabilities as of December 31, 2025 and 2024, respectively.
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
The Company’s remaining performance obligations were $4.9 billion as of September 30, 2026, of which the Company expects to recognize approximately 44% as revenue over the next 12 months, 37% as revenue over the subsequent 13 to 36 months, and the remainder thereafter.
4. Investments and Fair Value Measurements
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$2,994,667	$2,994,667	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,860	—	4,860	—
Marketable securities:				—
U.S. Treasury securities	6,756,734	—	6,756,734	—
Publicly-traded equity securities	185,383	185,383	—	—
Total	$9,941,644	$3,180,050	$6,761,594	$—

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$945,330	$945,330	$—	$—
Prepaid expenses and other current assets and other assets:
Certificates of deposit	4,846	—	4,846	—
Marketable securities:
U.S. Treasury securities	5,729,892	—	5,729,892	—
Publicly-traded equity securities	23,355	23,355	—	—
Total	$6,703,423	$968,685	$5,734,738	$—
Debt Securities
As of September 30, 2026 and December 31, 2025, available-for-sale debt securities, all of which are included in marketable securities on the condensed consolidated balance sheet, consisted of the following (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$6,770,451	$957	$(14,674)	$6,756,734
Total debt securities	$6,770,451	$957	$(14,674)	$6,756,734

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,720,869	$9,158	$(135)	$5,729,892
Total debt securities	$5,720,869	$9,158	$(135)	$5,729,892
No available-for-sale debt securities were sold during the three and nine months ended September 30, 2026 or during the three months ended September 30, 2025. The Company sold $280 million of available-for-sale debt securities during the nine months ended September 30, 2025. The realized gains and losses from those sales were immaterial. As of September 30, 2026 and December 31, 2025, available-for-sale debt securities of $5.9 billion and $0.7 billion, respectively, were in an unrealized loss position primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the available-for-sale debt securities held as of September 30, 2026 or December 31, 2025 were in a continuous unrealized loss position for greater than 12 months and it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis. The Company did not recognize any credit losses related to available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025.
The fair value of debt securities by remaining contractual years-to-maturity consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Due within 1 year	$5,858,761	$5,729,892
Due in 1 to 2 years	897,973	—
Total	$6,756,734	$5,729,892
Equity Securities
The Company holds equity securities in publicly-traded companies, which are recorded at fair market value each reporting period in marketable securities on the condensed consolidated balance sheets. Realized and unrealized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company recognized net unrealized losses of $25 million and net unrealized gains of $42

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
million, respectively, from publicly-traded equity securities held at the end of each period, the majority of which are subject to short-term restrictions on the ability to sell. The net unrealized losses from publicly-traded equity securities at the end of each period were immaterial for the three and nine months ended September 30, 2025.
The Company also holds equity securities in privately-held companies without readily determinable fair values that are recorded using the measurement alternative. As of September 30, 2026 and December 31, 2025, the total amount of privately-held equity securities included in other assets on the condensed consolidated balance sheets was $217 million and $170 million, respectively. The Company classifies these fair value measurements as Level 3 within the fair value hierarchy. There were no material upward or downward adjustments or impairments for the privately-held equity securities during the three and nine months ended September 30, 2026 and 2025. Cumulative upward and downward adjustments and impairments on privately-held equity securities held by the Company as of September 30, 2026 were not material.
5. Supplemental Financial Statement Information
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$3,619,414	$1,615,967
Restricted cash included in prepaid expenses and other current assets	9,731	9,454
Restricted cash included in other assets	23,672	19,405
Total cash, cash equivalents, and restricted cash	$3,652,817	$1,644,826
Accounts Payable, Accrued Liabilities, and Other
Accounts payable, accrued liabilities, and other consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Accounts payable	$89,760	$8,064
Accrued payroll and related expenses	181,025	178,659
Other current liabilities	353,103	222,829
Total accounts payable, accrued liabilities, and other	$623,888	$409,552
6. Debt
2014 Credit Facility
The Company has a secured revolving credit facility which provides for aggregate revolving commitments of $500 million and has a maturity date of March 31, 2027 (as amended, the “2014 Credit Facility”). As of September 30, 2026, the Company had no outstanding debt balances under the 2014 Credit Facility.
The 2014 Credit Facility contains customary representations and warranties, and certain financial and nonfinancial covenants, including but not limited to maintaining minimum liquidity of $50 million, and certain limitations on liens and indebtedness. The Company was in compliance with all covenants associated with the 2014 Credit Facility as of September 30, 2026.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2026, except for the aforementioned, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.
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
On September 15, 2022, October 25, 2022, and November 4, 2022, putative securities class action complaints were filed in the United States District Court for the District of Colorado, captioned Cupat v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02384, Allegheny County Employees’ Retirement System v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02805, and Shijun Liu, Individually and as Trustee of the Liu Family Trust 2019 v. Palantir Technologies Inc., et al., Case No. 1:22-cv-02893, respectively, naming the Company and certain current and former officers and directors as defendants. The suits allege false and misleading statements about our business and prospects, and purport to allege claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), and seek unspecified damages and remedies under Sections 10(b), 20(a), and 20A of the Exchange Act and Sections 11 and 15 of the Securities Act. These three actions subsequently were consolidated as Cupat v. Palantir Technologies Inc., et al., Lead Civil Action No. 1:22-cv-02384-CNS-SKC, consolidated with civil actions 1:22-cv-02805-CNS-SKC and 1:22-cv-02893-CNS-SKC. On March 31, 2024, the Court dismissed the Cupat matter without prejudice. On May 24, 2024, plaintiffs filed a second amended complaint. On April 4, 2025, the Court dismissed the Cupat matter with prejudice and entered judgment for the defendants on the same day. On May 2, 2025, plaintiffs filed a Notice of Appeal from the final judgment with the United States Court of Appeals for the Tenth Circuit. On March 16, 2026, the United States Court of Appeals for the Tenth Circuit held oral arguments for the case.
As of September 30, 2026, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that were expected to have a material adverse impact on its condensed consolidated financial statements.
Warranties and Indemnification
The Company generally provides a warranty for its software products and services and a service level agreement (“SLA”) for the Company’s performance of software operations. The Company’s products are generally warranted to perform substantially as described in the associated product documentation during the subscription term or for a period of up to 90 days where the software is hosted by the customer, and the Company includes operations and maintenance (“O&M”) services as part of its subscription and license agreements to support this warranty and maintain the operability of the software. The Company’s services are generally warranted to be performed in a professional manner and by an adequate staff with knowledge about the products. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Due to the absence of historical warranty claims, the Company’s expectations of future claims related to products under warranty continue to be insignificant. The Company has not recorded warranty expense or related accruals as of September 30, 2026 and December 31, 2025.
The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to secure the right for the customer to continue using the infringing product; to modify or replace the infringing product; or, if those options are not commercially practicable, to refund the cost of the software, as prorated over the period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and does not believe that the Company will be liable for such claims in the foreseeable future. As such, the Company has not recorded a liability for infringement costs as of September 30, 2026 and December 31, 2025.
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
8. Stockholders’ Equity
The Company’s Class A, Class B, and Class F common stock (collectively, the “common stock”) all have the same rights, except with respect to voting and conversion rights. Class A and Class B common stock have voting rights of 1 and 10 votes per share, respectively. The Class F common stock has the voting rights generally described herein, and each share of Class F common stock is convertible at any time, at the option of the holder thereof, into one share of Class B common stock. All shares of Class F common stock are held in a voting trust established by Stephen Cohen, Alexander Karp, and Peter Thiel (the “Founders”). The Class F common stock generally gives the Founders the ability to control up to 49.999999% of the total voting power of the Company’s capital stock, so long as the Founders and certain of their affiliates collectively meet a minimum ownership threshold, which was 100 million of the Company's equity securities as of September 30, 2026.
Holders of the common stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. No dividends have been declared as of September 30, 2026.
The following represented the total authorized, issued, and outstanding shares for each class of common stock (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Class A Common Stock	20,000,000	2,306,361	20,000,000	2,290,987
Class B Common Stock	2,700,000	101,787	2,700,000	99,200
Class F Common Stock	1,005	1,005	1,005	1,005
Total	22,701,005	2,409,153	22,701,005	2,391,192
9. Stock-Based Compensation
Stock Options and SARs
The following table summarizes stock option and SAR activity for the nine months ended September 30, 2026 (in thousands, except per share amounts, years, and aggregate intrinsic value):

	Options Outstanding				SARs Outstanding
	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)	Number of Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Balance as of December 31, 2025	152,202	$9.98	6.1	$25,536	11,271	$130.00	7.1	$794
Granted	—	—			7,896	143.76
Exercised	(4,782)	4.73			(36)	113.22
Canceled and forfeited	(579)	6.27			(620)	163.75
Balance as of September 30, 2026	146,841	$10.16	5.5	$25,974	18,511	$134.77	11.4	$1,178
Vested and exercisable as of September 30, 2026	79,866	$9.14	5.1	$14,209	2,349	$131.59	39.8	$130
As of September 30, 2026, the total unrecognized stock-based compensation expense related to options and SARs outstanding was $343 million and $252 million, respectively, which is expected to be recognized over a weighted-average service period of five and eight years, respectively. The weighted-average grant-date fair value of SARs granted during the nine months ended September 30, 2026 was $36.08 per share.
The Company grants SARs that vest over explicit service periods of up to approximately ten years and are exercisable at expiration, during a limited window, if the Company’s stock price reaches a certain threshold. These awards have exercise prices of between $39–$250 and maximum appreciation values of between $60–$365.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company determined the grant-date fair value of these awards using a Black-Scholes option-pricing model, calculated as the difference in fair value between a SAR with a strike price at the exercise price and a SAR with the strike price at its maximum appreciation, using the following assumptions:

Nine Months Ended September 30,
	2026	2025
Expected volatility rate	56.7% - 61.7%	56.9% - 66.1%
Expected term (in years)	8.7 - 9.7	3.4 - 9.3
Risk-free interest rate	3.9% - 5.1%	4.0% - 4.6%
Expected dividend yield	—%	—%
The expected volatility rate is based on the Company’s implied volatility. In prior periods, expected volatility was based on a combination of the Company’s implied and historical volatility, and the historical volatility of comparable publicly-traded companies. The expected term represents the period of time the SARs are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the SAR. The Company has never paid and has no plans to pay dividends on its common stock, therefore the expected dividend yield is zero.
The Company also grants SARs that are fully vested and exercisable upon grant, with an exercise price equal to the fair market value of the Company’s common stock on the grant date and contractual periods of up to 40 years. The Company determined the grant-date fair value of these awards using a Monte Carlo simulation model using the following assumptions:

Nine Months Ended September 30,
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
RSUs and P-RSUs
The following table summarizes the RSU and P-RSU activity for the nine months ended September 30, 2026 (in thousands, except per share amounts):

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share	P-RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	41,644	$27.74	118	$180.79
Granted	9,089	130.66	378	145.40
Vested	(13,212)	36.29	(340)	166.06
Canceled and forfeited	(2,018)	74.41	(16)	148.92
Adjustment for performance achievement(1)			—	—
Unvested and outstanding as of September 30, 2026	35,503	$48.26	140	$124.57
(1) This amount represents the difference between the maximum number of shares that could have been issued under the grant and the actual number of shares earned based on final performance.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2026, the total unrecognized stock-based compensation expense related to the RSUs outstanding was $1.4 billion, which the Company expects to recognize over a weighted-average service period of four years. As of September 30, 2026, there was no unrecognized stock-based compensation expense related to the P-RSUs outstanding.
Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$37,892	$15,789	$86,687	$45,778
Sales and marketing	123,477	63,148	306,440	171,701
Research and development	65,214	35,049	159,952	98,951
General and administrative	92,306	58,332	232,611	171,198
Total stock-based compensation expense	$318,889	$172,318	$785,690	$487,628
10. Income Taxes
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rate as of September 30, 2026 differs from the U.S. statutory rate primarily due to foreign income taxed at different rates, non-deductible stock-based compensation, other non-deductible expenses, and valuation allowances recorded on its deferred tax assets from the U.S., United Kingdom (“U.K.”), and other jurisdictions. The provision for income taxes increased by $10 million and $28 million, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily related to higher U.S. and foreign profits.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. For example, due to the weight of objectively verifiable negative evidence, including its history of U.S. and U.K. net operating tax losses, the Company has maintained a full valuation allowance on its U.S. and U.K. deferred tax assets as of September 30, 2026. However, given the Company’s recent earnings and anticipated future earnings, there is a reasonable possibility that it will have sufficient positive evidence in the future to release all or a portion of the valuation allowance it recorded against its deferred tax assets.
The Organisation for Economic Co-operation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) global minimum tax provision (“Pillar Two”) rules are at varying stages of adoption across jurisdictions where the Company operates. Several countries have enacted Pillar Two and in certain jurisdictions these rules were applicable to the Company starting January 1, 2024. These did not have a material impact on the Company’s financial condition or results of operations for the periods presented. Furthermore, the OECD released administrative guidance on January 5, 2026, including a “Side-by-Side Safe Harbor”, which reduces the impact of Pillar Two rules on the Company.

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Earnings Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted earnings per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders for diluted earnings per share	$1,128,012	$475,599	$3,060,429	$1,016,357
Denominator
Weighted-average shares used in computing earnings per share:
Basic	2,405,718	2,377,167	2,399,846	2,363,785
Effect of dilutive shares	168,208	193,890	171,379	198,582
Diluted	2,573,926	2,571,057	2,571,225	2,562,367
Earnings per share
Earnings per share attributable to common stockholders:
Basic	$0.47	$0.20	$1.28	$0.43
Diluted	$0.44	$0.18	$1.19	$0.40
Diluted earnings per share is calculated using our weighted-average shares of outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. There were outstanding potentially dilutive common stock equivalents for stock-based compensation awards of 1 million for the three and nine months ended September 30, 2026 and 2025. These were excluded from the computation of diluted earnings per share attributable to common stockholders due to their antidilutive effect.
As of September 30, 2026 and 2025, the Company had 19 million and 11 million SARs outstanding, respectively, of which the maximum number of potentially dilutive shares of Class A common stock upon vesting would be the fraction that equals the appreciation, or maximum appreciation if capped, divided by the Company’s Class A common stock price at that time.
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

Palantir Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial information for each reportable segment, including the disaggregation of revenue, was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Contribution:
Government revenue	$1,145,540		$632,676		$2,993,982		$1,672,622
Expenses attributable to government segment	(348,282)		(214,967)		(866,207)		(603,541)
Government contribution	797,258	70%	417,709	66%	2,127,775	71%	1,069,081	64%
Commercial revenue	1,167,871		548,416		2,887,476		1,396,022
Expenses attributable to commercial segment	(270,346)		(188,039)		(692,051)		(506,924)
Commercial contribution	897,525	77%	360,377	66%	2,195,425	76%	889,098	64%
Total contribution	$1,694,783	73%	$778,086	66%	$4,323,200	74%	$1,958,179	64%
The reconciliation of total contribution to income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations	$1,084,845	$393,256	$2,750,847	$838,621
Research and development expenses (1)	154,506	109,142	413,262	315,172
General and administrative expenses (1)	136,543	103,370	373,401	316,758
Total stock-based compensation expense	318,889	172,318	785,690	487,628
Total contribution	$1,694,783	$778,086	$4,323,200	$1,958,179
—————
(1) Excludes stock-based compensation expense.
Geographic Information
Revenue by geography is based on the customer’s headquarters or agency location at the time of sale. Revenue is as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
United States	$1,937,189	84%	$882,571	75%	$4,792,302	81%	$2,243,657	73%
Rest of world (1)	376,222	16%	298,521	25%	1,089,156	19%	824,987	27%
Total revenue	$2,313,411	100%	$1,181,092	100%	$5,881,458	100%	$3,068,644	100%
—————
(1) No other country represented 10% or more of total revenue for the three and nine months ended September 30, 2026 or 2025.
13. Related Party Transactions
Alexander Karp, the Company’s Chief Executive Officer, flies on a non-commercial aircraft beneficially owned by him (the “Executive Aircraft”) for business and personal travel. During the nine months ended September 30, 2026 and 2025, the Company incurred expenses related to the use of the Executive Aircraft of $11 million and $14 million, respectively.

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
•our market share, category positions, and market trends, including our ability to grow our business in large government and commercial organizations, including our expectations regarding the impact of the Federal Acquisition Streamlining Act of 1994 (“FASA”);
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
For the three months ended September 30, 2026, we generated $2.3 billion in revenue, reflecting a 96% growth rate from the three months ended September 30, 2025, when we generated $1.2 billion in revenue. For the nine months ended September 30, 2026, we generated $5.9 billion in revenue, reflecting a 92% growth rate from the nine months ended September 30, 2025, when we generated $3.1 billion in revenue.
In the three months ended September 30, 2026 and 2025, we generated income from operations of $1.1 billion and $0.4 billion, respectively, or adjusted income from operations of $1.4 billion and $0.6 billion, respectively, when excluding stock-based compensation and related employer payroll taxes. In the nine months ended September 30, 2026 and 2025, we generated income from operations of $2.8 billion and $0.8 billion, respectively, or adjusted income from operations of $3.6 billion and $1.5 billion, respectively, when excluding stock-based compensation and related employer payroll taxes.
In the three months ended September 30, 2026 and 2025, our gross profit was $1.9 billion and $1.0 billion, respectively, reflecting a gross margin of 83% and 82%, respectively, or 85% and 84%, respectively, when excluding stock-based compensation. In the nine months ended September 30, 2026 and 2025, our gross profit was $5.0 billion and $2.5 billion, respectively, reflecting a gross margin of 85% and 81%, respectively, or 86% and 83%, respectively, when excluding stock-based compensation.
For more information about our adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes; and gross profit and gross margin, when excluding stock-based compensation; as well as reconciliations from income from operations and gross profit, see the section titled “Non-GAAP Reconciliations” below.
Our Customers
We define a customer as an organization from which we have recognized revenue during the trailing twelve-month period. During the periods ended September 30, 2026 and 2025, we had 1,090 and 911 customers, respectively, including companies in various commercial sectors and government agencies around the world.
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
We have built lasting and significant customer relationships and partnerships with some of the world’s leading government institutions and companies. Our average revenue for the top twenty customers during the trailing twelve months ended September 30, 2026 was $146 million, which grew 76% from an average of $83 million in revenue from the top twenty customers during the trailing twelve months ended September 30, 2025, demonstrating our expanding relationships with existing customers.
Organizations in the commercial and government sectors face similar challenges when it comes to managing data, and we intend to expand our reach in both markets moving forward. Our decisions about which customer relationships require further investment may change over time, based on our assessment of the potential long-term value that our software can generate for them. We conduct pilots and bootcamps with customers, generally at our own expense and without a guarantee of future returns, in order to access a unique set of opportunities that others may pass over for lack of resources and shorter investment horizons. We manage customers at the account level, not by industry or sector, so that we can optimize on the specific growth opportunities for each customer. In the nine months ended September 30, 2026, 51% of our revenue came from government customers and 49% came from commercial customers.
Our U.S. customers have been a meaningful source of revenue growth for our business and, in recent periods, have represented an increasing portion of our total revenue. In the nine months ended September 30, 2026, we generated 81% of our revenue from customers in the United States and the remaining 19% from non-U.S. customers. Revenue from our U.S. customers during the trailing twelve months ended September 30, 2026 was $5.9 billion, which grew 109% from the prior twelve-month period. We expect that U.S. customers will continue to be a source of significant revenue growth for us.

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
Geopolitical Tensions
Our business operations are subject to interruption by events that are beyond our control, including geopolitical tensions. We continue to closely monitor the impact of various geopolitical tensions and their global impacts on our business. While the ongoing Russia-Ukraine, Israel, and broader Middle East conflicts including the hostilities in Iran, and other global conflicts are still evolving and the outcomes remain highly uncertain, we do not expect that the resulting challenging macroeconomic conditions will have a material impact on our business or results of operations.
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
Our contracts with customers and vendors are primarily denominated in U.S. dollars. However, when the U.S. dollar strengthens compared to other currencies (primarily the Euro (“EUR”) and British pound sterling (“GBP”)), it has had, and could in the future have, an unfavorable impact on our revenues and expenses from certain non-U.S. customers or vendors whose contracts are denominated in currencies other than the U.S. dollar. Additionally, certain of our U.S. and non-U.S. subsidiaries may hold monetary assets and liabilities in currencies other than their functional currency (primarily the Japanese Yen (“JPY”), EUR, and GBP), which could subject our results of operations and cash flows to adverse fluctuations due to changes in such foreign currency exchange rates as compared to the U.S. dollar. For the nine months ended September 30, 2026 such impacts were not material to our financial position or results of operations.

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
Contribution Margin
The following table provides a reconciliation of contribution margin for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations	$1,084,845	$393,256	$2,750,847	$838,621
Add:
Research and development expenses (1)	154,506	109,142	413,262	315,172
General and administrative expenses (1)	136,543	103,370	373,401	316,758
Total stock-based compensation expense	318,889	172,318	785,690	487,628
Total contribution	$1,694,783	$778,086	$4,323,200	$1,958,179
Contribution margin	73%	66%	74%	64%
————
(1) Excludes stock-based compensation.
Gross Profit and Gross Margin, Excluding Stock-Based Compensation
The following table provides a reconciliation of gross profit and gross margin, excluding stock-based compensation for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	$1,930,125	$973,785	$4,985,504	$2,495,433
Add: stock-based compensation	37,892	15,789	86,687	45,778
Gross profit, excluding stock-based compensation	$1,968,017	$989,574	$5,072,191	$2,541,211
Gross margin, excluding stock-based compensation	85%	84%	86%	83%
Adjusted Income from Operations and Adjusted Operating Margin
The following table provides a reconciliation of adjusted income from operations, which excludes stock-based compensation and related employer payroll taxes for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations	$1,084,845	$393,256	$2,750,847	$838,621
Add: stock-based compensation	318,889	172,318	785,690	487,628
Add: employer payroll taxes related to stock-based compensation	23,106	34,966	68,320	129,386
Adjusted income from operations	$1,426,840	$600,540	$3,604,857	$1,455,635
Adjusted operating margin	62%	51%	61%	47%

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
We expect that sales and marketing expenses will increase in absolute dollars and may vary from period to period as we continue to invest in our potential and current customers, in growing our business, and in enhancing our brand awareness.
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

We plan to continue to invest in personnel, compute, and software to support our research and development efforts. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,313,411	$1,181,092	$5,881,458	$3,068,644
Cost of revenue	383,286	207,307	895,954	573,211
Gross profit	1,930,125	973,785	4,985,504	2,495,433
Operating expenses:
Sales and marketing	396,711	274,636	1,055,431	754,733
Research and development	219,720	144,191	573,214	414,123
General and administrative	228,849	161,702	606,012	487,956
Total operating expenses	845,280	580,529	2,234,657	1,656,812
Income from operations	1,084,845	393,256	2,750,847	838,621
Interest income	88,936	59,762	232,835	166,458
Other income (expense), net	(25,780)	27,483	134,265	30,906
Income before provision for income taxes	1,148,001	480,501	3,117,947	1,035,985
Provision for income taxes	13,560	3,753	41,142	12,948
Net income	1,134,441	476,748	3,076,805	1,023,037
Less: Net income attributable to noncontrolling interests	6,429	1,149	16,376	6,680
Net income attributable to common stockholders	$1,128,012	$475,599	$3,060,429	$1,016,357

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	17	18	15	19
Gross margin	83	82	85	81
Operating expenses:
Sales and marketing	17	23	18	25
Research and development	9	12	10	13
General and administrative	10	14	10	16
Total operating expenses	36	49	38	54
Income from operations	47	33	47	27
Interest income	4	5	4	5
Other income (expense), net	(1)	2	2	1
Income before provision for income taxes	50	40	53	33
Provision for income taxes	1	—	1	—
Net income	49	40	52	33
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	49%	40%	52%	33%

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenue:
Government	$1,145,540	$632,676	$512,864	81%	$2,993,982	$1,672,622	$1,321,360	79%
Commercial	1,167,871	548,416	619,455	113%	2,887,476	1,396,022	1,491,454	107%
Total revenue	$2,313,411	$1,181,092	$1,132,319	96%	$5,881,458	$3,068,644	$2,812,814	92%
Revenue increased by $1.1 billion, or 96%, for the three months ended September 30, 2026 compared to the same period in 2025. Revenue from government customers increased by $513 million, or 81%, for the three months ended September 30, 2026 compared to the same period in 2025. Of the increase, $484 million was from government customers existing as of December 31, 2025. Revenue from U.S. government customers was $953 million for the three months ended September 30, 2026 compared to $486 million for the same period in 2025. Revenue from commercial customers increased by $619 million, or 113%, for the three months ended September 30, 2026 compared to the same period in 2025. Of the increase, $407 million was from commercial customers existing as of December 31, 2025. Revenue from U.S. commercial customers was $984 million for the three months ended September 30, 2026 compared to $397 million for the same period in 2025, a 148% increase.
Revenue increased by $2.8 billion, or 92%, for the nine months ended September 30, 2026 compared to the same period in 2025. Revenue from government customers increased by $1.3 billion, or 79%, for the nine months ended September 30, 2026 compared to the same period in 2025. Of the increase, $1.3 billion was from government customers existing as of December 31, 2025. Revenue from U.S. government customers was $2.4 billion for the nine months ended September 30, 2026 compared to $1.3 billion for the same period in 2025. Revenue from commercial customers increased by $1.5 billion, or 107%, for the nine months ended September 30, 2026 compared to the same period in 2025. Of the increase, $1.2 billion was from commercial customers existing as of December 31, 2025. Revenue from U.S. commercial customers was $2.3 billion for the nine months ended September 30, 2026 compared to $1.0 billion for the same period in 2025, a 144% increase.
Generally, increases in revenue from our existing customers are related to increased adoption of our products and services within their organizations.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Cost of revenue	$383,286	$207,307	$175,979	85%	$895,954	$573,211	$322,743	56%
Gross profit	$1,930,125	$973,785	$956,340	98%	$4,985,504	$2,495,433	$2,490,071	100%
Gross margin	83%	82%	1%		85%	81%	4%
Cost of revenue for the three months ended September 30, 2026 increased by $176 million, or 85%, compared to the same period in 2025. The increase was primarily due to increases of $135 million in third-party cloud hosting services, $21 million in stock-based compensation and related expenses, and $14 million in hardware and other direct costs, partially offset by a net decrease of $9 million in subcontractor and field services representative expenses.
Our gross margin for the three months ended September 30, 2026 and 2025 was 83% and 82%, respectively.
Cost of revenue for the nine months ended September 30, 2026 increased by $323 million, or 56%, compared to the same period in 2025. The increase was primarily due to increases of $263 million in third-party cloud hosting services and $31 million in stock-based compensation and related expenses, partially offset by a decrease of $30 million in subcontractor and field services representative expenses.
Our gross margin for the nine months ended September 30, 2026 and 2025 was 85% and 81%, respectively.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Sales and marketing	$396,711	$274,636	$122,075	44%	$1,055,431	$754,733	$300,698	40%
Research and development	219,720	144,191	75,529	52%	573,214	414,123	159,091	38%
General and administrative	228,849	161,702	67,147	42%	606,012	487,956	118,056	24%
Total operating expenses	$845,280	$580,529	$264,751	46%	$2,234,657	$1,656,812	$577,845	35%
Sales and Marketing
Sales and marketing expenses increased by $122 million, or 44%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $57 million in stock-based compensation and related expenses, $27 million in marketing expenses, and $15 million in payroll and other payroll-related costs.
Sales and marketing expenses increased by $301 million, or 40%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $115 million in stock-based compensation and related expenses, $63 million in marketing expenses, $59 million in payroll and other payroll-related costs, and $27 million in third-party cloud hosting services and other IT costs.
Research and Development
Research and development expenses increased by $76 million, or 52%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $26 million in stock-based compensation and related expenses, $21 million in third-party cloud hosting services, and $12 million in payroll and other payroll-related costs.
Research and development expenses increased by $159 million, or 38%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $71 million in third-party cloud hosting services, $44 million in stock-based compensation and related expenses, and $29 million in payroll and other payroll-related costs.
General and Administrative
General and administrative expenses increased by $67 million, or 42%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $30 million in stock-based compensation and related expenses and $11 million in legal costs.
General and administrative expenses increased by $118 million, or 24%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to increases of $47 million in stock-based compensation and related expenses, $16 million in payroll and other payroll-related costs, and $15 million in legal costs.
Stock-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Cost of revenue	$37,892	$15,789	$22,103	140%	$86,687	$45,778	$40,909	89%
Sales and marketing	123,477	63,148	60,329	96%	306,440	171,701	134,739	78%
Research and development	65,214	35,049	30,165	86%	159,952	98,951	61,001	62%
General and administrative	92,306	58,332	33,974	58%	232,611	171,198	61,413	36%
Total stock-based compensation expense	$318,889	$172,318	$146,571	85%	$785,690	$487,628	$298,062	61%
Stock-based compensation expense increased by $147 million and $298 million, or 85% and 61%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was driven by expense from new grants awarded since September 30, 2025, including restricted stock units (“RSUs”), performance-based RSUs (“P-RSUs”), and stock appreciation rights (“SARs”), partially offset by reductions in expense from equity awards that became fully vested and forfeitures.

Interest Income

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	Amount	2026	2025	Amount
Interest income	$88,936	$59,762	$29,174	$232,835	$166,458	$66,377
Interest income increased by $29 million and $66 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily due to an increase in our interest-bearing cash, cash equivalents, and investments in U.S. Treasury securities.
Other Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	Amount	2026	2025	Amount
Other income (expense), net	$(25,780)	$27,483	$(53,263)	$134,265	$30,906	$103,359
Other income (expense), net changed by $53 million for the three months ended September 30, 2026, compared to the same period in 2025 primarily due to upward adjustments in privately-held securities in the prior period, as well as higher realized and unrealized losses from marketable securities.
Other income (expense), net changed by $103 million for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to a realized gain and upward adjustments on privately-held equity securities and net unrealized gains on publicly-traded equity securities.
Provision for Income Taxes

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	Amount	2026	2025	Amount
Provision for income taxes	$13,560	$3,753	$9,807	$41,142	$12,948	$28,194
Provision for income taxes increased by $10 million and $28 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily related to higher U.S. and foreign profits. For additional information see Note 10. Income Taxes in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and U.S. Treasury securities totaling $10.4 billion. We generated positive cash flow from operations for the nine months ended September 30, 2026. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future. We continue to evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance future capital requirements.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$3,319,902	$1,357,178
Investing activities	(1,138,605)	(1,825,720)
Financing activities	20,115	(16,012)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(20)	9,444
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,201,392	$(475,110)

Operating Activities
Net cash provided by operating activities was $3.3 billion and $1.4 billion for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by revenue growth, partially offset by timing of billings to and payments from customers.
Investing Activities
Net cash used in investing activities was $1.1 billion and $1.8 billion for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cash used in investing activities was primarily due to a decrease in purchases of U.S. Treasury securities compared to prior year, partially offset by sales and redemptions of marketable securities.
Financing Activities
Net cash provided by financing activities was $20 million for the nine months ended September 30, 2026 and net cash used in financing activities was $16 million for the nine months ended September 30, 2025. Financing cash inflows consisted primarily of proceeds from the exercise of common stock options. Financing cash outflows were driven by taxes paid related to the net share settlement of SARs and repurchases of our Class A common stock.
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
As of September 30, 2026, we had no outstanding debt balances and additional available, undrawn revolving commitments of $500 million under our credit facility. For more information, see Note 6. Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Market Risk
As of September 30, 2026, we held publicly-traded equity securities valued at $185 million. We have sold, and may continue to sell, some or all of such equity securities. These equity securities are often in early- or growth-stage companies that have minimal public trading history; as such the fair value of these equity securities, and the value of our equity holdings, may fluctuate depending on the financial outcome and prospects of the issuers, as well as global market conditions including ongoing volatility related to global conflicts, fluctuating interest rates, or the potential or actual imposition of tariffs or other impacts on trade relations.
As of September 30, 2026, we held privately-held equity securities valued at $217 million. Valuations of our privately-held equity securities are complex due to, among other things, the lack of liquidity and the lack of readily available market data. Uncertainties in the global economic climate and financial markets, or in the business, financial results, or conditions of companies we hold equity in, could adversely impact the valuations of such companies and, therefore, result in an impairment or downward adjustment in the value of our holdings.
We have accepted, and may continue to accept, securities as consideration or invest in securities, which may contribute to additional volatility to our condensed consolidated statements of operations.
Interest Rate Risk
Our cash, cash equivalents, restricted cash, and available-for-sale debt securities consist of cash, U.S. Treasury securities, money market funds, and certificates of deposit. The primary objective of our investment activities and strategies is focused on the preservation of capital and supporting our liquidity requirements.
Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom (“U.K.”), and other countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in JPY, EUR, and GBP. We have experienced, and may continue to experience, fluctuations in net income as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflicts in the Middle East, including the hostilities in Iran, fluctuating interest rates, monetary policy changes, foreign currency fluctuations, or the potential or actual imposition of tariffs or other impacts on trade relations), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including our investments in sales and marketing, our business, financial condition, and results of operations could be adversely affected.
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
Our top three customers together accounted for 16% and 17% of our revenue for the years ended December 31, 2025 and 2024, respectively, and 16% of our revenue for each of the nine months ended September 30, 2026 and 2025. Our top three customers by revenue, for the nine months ended September 30, 2026, have been with us for an average of fifteen years as of September 30, 2026. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced, and others may choose in the future to reduce, their spend with us or terminated their agreements with us, which has reduced our anticipated future payments or revenue from these customers, and which has required us to refund some previously paid amounts to these customers. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.
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
Since our founding in 2003, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our platforms and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating our employee base of 4,634 full-time employees as of September 30, 2026 in various countries around the world. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. As our organization continues to grow and operate as a public company, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure.
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
•the timing of expenses related to any future acquisitions; and
•general economic, regulatory, and market conditions, including the impacts of ongoing conflicts, such as those in Russia-Ukraine, Israel, and the broader Middle East, including the hostilities in Iran and surrounding nations, and any related economic sanctions and regional instability, fluctuating interest rates, monetary policy changes, foreign currency fluctuations, or the potential or actual imposition of tariffs or other impacts on trade relations.
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
Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be controversial, have resulted in public criticism, including from political and social activists; unfavorable coverage in the media; engagement on these issues from investors and potential customers; and increased security risks, including unauthorized communications. These relationships could also result in exposure to congressional, regulatory, or other government investigations or inquiries, as well as lawsuits from private parties. For example, certain investors and advocacy groups have recently raised concerns regarding the perceived human rights implications of our products, services, and customer relationships. Such scrutiny may adversely affect our stock price, impair our ability to attract or retain institutional investors, divert management attention and resources, or result in increased costs, including costs associated with managing shareholder demands and related processes. Activists have also engaged, and may continue to engage, in public protests at our properties and other locations, including at the premises of our customers, partners, and third-party service providers. Such activity has, in certain instances, disrupted or threatened to disrupt operations and caused third parties to terminate or seek to limit their relationship with us, which could in turn disrupt our operations in affected jurisdictions. Actions we may take in response to media coverage, activism, investigations, inquiries, litigation, or to protect from security risks, may divert resources and our management’s attention, increase certain operating and other expenses, and further affect our public perception. Activist criticism and government or regulatory inquiries of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities, and our actual or perceived customer relationships and company values may factor into decisions by existing and potential customers regarding whether to award, renew, or expand contracts with us, regardless of the merits of our products or services, and any resulting loss of business could in turn further harm our reputation. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists. Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:
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
Given the nature of our products and services, we have been, and may continue to be, targeted for security attacks, including threats to the physical security of our facilities and employees. These threats could involve, and in some cases have involved, terrorism, targeted threats against senior executives, workplace violence, and civil unrest. For example, the hostilities in Iran have demonstrated the intent to target Western technology infrastructure and companies, including us, and have increased the risk that our systems, facilities, or third-party providers could be subject to physical or cyber attack.
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
In addition, our ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly, and that growth has and may continue to put additional pressure on our services teams. Our services teams may need additional personnel to respond to customer demand, and we have partnered, and may in the future continue to partner, with third parties in providing O&M services to our customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for our O&M services. We also may be unable to modify the future scope and delivery of our O&M services to compete with changes in the services provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If we are unable to provide efficient O&M services globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel or partner with third-party organizations, which could increase our expenses, and negatively impact our business, financial condition, and results of operations.
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
Joint ventures, channel sales relationships, platform partnerships, and strategic alliances may have a material adverse effect on our business, results of operations, and prospects.
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
In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other guarantees and financing obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of September 30, 2026, we were in compliance with all covenants and restrictions associated with our credit facility.
Variable rate indebtedness that we may incur under our credit facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of September 30, 2026, no borrowings were outstanding under our credit facility. Any borrowings under the credit facility bear interest at variable rates, which would expose us to interest rate risk. Our loans under our credit facility would incur interest at the Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York, or a successor administrator of the SOFR (or the applicable benchmark replacement) plus 2.00% or a base rate plus 1.00%, subject to certain adjustments, and would generally be payable quarterly.
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
As part of our business strategy, we have engaged in strategic transactions and alternative investments in the past and expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to complement or expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:
•any such transactions may negatively affect our financial results because they may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to such transactions;
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
Additionally, in connection with approving and signing the Investment Agreements, we and each Investee or an associated entity entered into a commercial contract for access to our products and services (collectively, the “Strategic Commercial Contracts”). The total value of Strategic Commercial Contracts, which is calculated as the sum of the cumulative revenue recognized from Strategic Commercial Contracts and the remaining deal value of such contracts, was $326 million, with no remaining contractual options, as of September 30, 2026. When determining the total value of these Strategic Commercial Contracts, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts continue to meet the criteria for revenue recognition, among other factors. Certain companies with which we have entered into commercial contracts have been, and may continue to be, unable to generate sufficient revenues or profitability or to access any necessary financing or funding in a timely manner or on favorable terms to them, which has negatively impacted, and may continue to negatively impact, our expected revenue and collections. These companies are generally engaged in businesses that involve novel and unproven technologies, products, and services and such companies have been, and may continue to be, unable to perform all or some of their obligations under any commercial contracts that we enter into with them in a timely manner or at all. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us, and the remaining value of the commercial contracts with such customers that is not expected to be recognized as revenue has been excluded from the total value of Strategic Commercial Contracts above. As of September 30, 2026, the cumulative amount of revenue recognized from Strategic Commercial Contracts was $325 million, of which $4 million was recognized by us during the nine months ended September 30, 2026.
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
Our platforms and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem, including our customer environments. There have been, and may continue to be, significant attacks on certain third-party providers, and we cannot guarantee that our or any third-party providers’ systems, networks, products, or components have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support or otherwise interface with us and our platforms and services. Furthermore, changes such as configurations, updates or upgrades of third-party products or services have introduced and may in the future introduce or exacerbate vulnerabilities that may compromise our systems or those of our customers. If there is a security vulnerability, error, or other bug in one of these products or components and if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. The natural sunsetting or phasing out of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited. In addition, the locations or environments in which our software is deployed have expanded, and may continue to expand, including on customer networks, on-premises at customer sites, on edge devices, on mobile devices, in data centers, in colocation spaces or in other locations or environments that we do not maintain or operate. In such locations or environments, we may not have full control over how our platforms and products are deployed, managed, or secured, our standards for information security may not be met, and our ability to deploy certain security features and controls may be limited. These locations and environments may be more vulnerable to cybersecurity attacks, phishing attacks, viruses, malware, ransomware, and hacking, or similar breaches and incidents, including those from nation-state actors or affiliated actors, and such attacks could harm our customers’ ability to operate and perform their obligations under our contracts, or result in increased costs or liabilities, a perceived or actual security breach of our platforms, or harm to our business and reputation. Moreover, if our platforms and products are not appropriately deployed, managed, and secured in these locations or environments, or such locations or environments are not appropriately secured or experience cybersecurity attacks or other security breaches or incidents, our platforms and products could be compromised, inappropriately accessed or acquired, or undergo unauthorized use, copying, and distribution, and reverse engineering of our intellectual property, which could adversely affect our business, financial condition, and results of operations. Further, certain of our platforms and services now allow customers to deploy their own applications in our environments, for example via our FedStart offering. These third-party applications have been built outside of our platforms or environments utilizing security procedures, techniques, and controls that may not meet our standards for information security, or may contain exploitable defects, errors, or bugs that could result in failures, disruptions, cybersecurity attacks, or other security breaches or incidents. Further, as we increase the number of customers we serve on our cloud environment and expand the types of users who can access our platforms, including through self-service and free or trial tier offerings, some usage of our products has occurred, and may occur in the future, that violates our terms of service or is otherwise improper or perceived as improper, which could cause reputational damage and adversely affect our business, financial condition, and results of operations.
We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems have been, and in the future may be, damaged, disrupted, or compromised by harmful events, including malicious activities, natural occurrences, inadvertent errors, cybersecurity incidents or cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches and incidents, terrorist attacks, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches or incidents may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, have included, and may continue to include, the use of social engineering techniques or supply-chain attacks, are constantly evolving, and have become increasingly complex and sophisticated, all of which increase the difficulty of detecting and successfully defending against them. Advances in AI have also increased the speed and scale at which security vulnerabilities can be found and exploited. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may not have the capacity to immediately detect such efforts, may be unable to anticipate these techniques, or may be unable to implement adequate preventative measures. Although prior known cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, our security measures may be circumvented and we cannot guarantee that past, future, or ongoing cyberattacks or other security breaches or incidents against us or a third party, if successful, will not have a material impact on our business or financial results, whether directly or indirectly. Further, the practical security prioritization decisions we make based on our assessment of potential risks may not be successful in identifying or mitigating cyberattacks or other security breaches or incidents that could result in material impacts.
We have provided, and may continue to provide, our platforms, products, personnel, and services to support operations in conflict zones. Such zones are subject to, among other things, political uncertainty, geopolitical tensions, and military actions, such as those associated with the ongoing Russia-Ukraine, Israel, and broader Middle East conflicts, including the hostilities in Iran. As a result, we and our third-party vendors have been vulnerable to a heightened risk of, and have been exposed to, cybersecurity attacks, phishing attacks, supply-chain attacks, viruses, malware, ransomware, hacking or similar breaches and incidents, including increasingly sophisticated threats, from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches and incidents, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or incidents, or intentional or unintentional action or inaction by employees or third parties, which may result in unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches and incidents, unauthorized tampering, bad actors, or human error.
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
As with many developing technologies, AI systems, tooling, and agents present potentially significant risks and challenges that could affect further development, adoption, and use, and therefore our business and operations. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections and other intellectual property claims). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient, unreliable, or inaccurate, we could be subject to competitive harm, potential legal liability, including under existing, forthcoming, or proposed legislation regulating AI in jurisdictions such as the EU, and brand or reputational harm. AI systems, tooling, and agents may also take unintended or unauthorized actions, including through misuse of otherwise authorized access, that delete, alter, or disclose data, modify software or system configurations, or disrupt our systems and business operations, or cause other cybersecurity, privacy, legal, or operational incidents. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test, and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect. Increased development and use of AI has also led to a strain on energy resources, which could lead to increased expenses or limited availability of resources needed for our business and operations.
Our software platforms, as well as our engineering, business and security practices, especially AIP and our Sovereign AI offering, are designed to mitigate as many of the risks related to AI as is reasonably possible. For example, our platforms include data and AI use case governance, machine learning modeling, as well as model testing and evaluation tools which help to regulate and limit user access to data sets and develop, deploy, and manage more effective and responsible AI capabilities. However, there can be no assurance that the technologies and business practices we have designed will fully mitigate the risks presented by the growing use of AI, or that our governance, access controls, and human oversight will prevent, detect, or contain unintended or unauthorized actions or uses in a timely manner, or at all.
Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges, the application or interpretation of which are complex and will likely continue to evolve. Moreover, AI, including our use of AI, may create additional cybersecurity risks or increase existing cybersecurity risks, and may result in, or increase impacts of, cyberattacks, security breaches, phishing attacks, personal data breaches, or other incidents. For example, threat actors are increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cyberattacks crafted with an AI tool to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. Increasingly capable AI models may also be able to find and exploit unknown vulnerabilities faster and at greater scale than before. In addition, enhanced risk of cyberattacks could be a result of us or a third party incorporating the output of an AI tool, such as malicious code from an AI generated source code. If our controls are not properly implemented by us or by, or for, our customers, or if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on fundamental rights, privacy, employment, or other societal issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.
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
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, such as the conflict resulting from Hamas’ attack on Israel, natural disasters, public health crises, geopolitical tensions such as those that may be caused by the ongoing Russia-Ukraine conflict, or acts of misconduct and war. For example, the sustained conflict in the Middle East has led to retaliatory strikes by Iran that have targeted, and may continue to target, private company infrastructure including data centers. Moreover, we have business operations in the San Francisco Bay Area, which is a seismically active region, as well as in the Miami, Florida area, which regularly experiences active hurricane seasons. Despite any precautions we may take, the occurrence of a catastrophic event or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to or permanent loss of one of these facilities, it may take a significant period of time to achieve full resumption of our services, there may be inadequate or ineffective redundancy, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
In addition, our platforms integrate a wide variety of other elements, and our platforms must successfully interoperate with products from other vendors and our customers’ internally developed software. As a result, when problems occur for a customer using our platforms, it may be difficult to identify the sources of these problems, and we may receive blame for a security, access control, or other compliance breach that was the result of the failure of one of the other elements in a customer’s or another vendor’s IT, security, or compliance infrastructure. The occurrence of software errors or errors in data, whether or not caused by our platforms, could delay or reduce market acceptance of our platforms and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition, and results of operations. If an actual or perceived breach of information correctness, auditability, integrity, or availability occurs in one of our customers’ systems, regardless of whether the breach is attributable to our platforms, the market perception of the effectiveness of our platforms could be harmed. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.

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
Our technology platforms are distributed with software licensed by its authors or other third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software, and are provided on an “as-is” basis. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, and the use of software tools to review our source code for open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our platforms or that such software tools will be effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our platforms, to release proprietary source code, to discontinue the sale of our platforms in the event re-engineering could not be accomplished on a timely basis, or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, results of operations, financial condition, and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers. We may also face claims from copyright owners seeking to enforce the terms of an open source license governing the software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims, with or without merit, could result in litigation, could be time-consuming and expensive to settle or litigate, including copyright infringement claims, could divert our management’s attention and other resources, could require us to lease some of our proprietary code, or could require us to devote additional research and development resources to change our software, any of which could adversely affect our business.
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
We are subject to a variety of local, state, national, and international laws, directives, and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. International data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to continue to develop and evolve for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, despite the EU’s adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, legal challenges to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, have occurred and new legal challenges could emerge, resulting in further limitations on the ability to transfer data across borders. The enactment of the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), has influenced the adoption of comprehensive privacy laws across the United States. The CCPA regulates the processing of personal information of California residents and increases the privacy and security obligations of entities handling certain personal information of California residents. The CCPA authorizes enforcement by the California Attorney General and the California Privacy Protection Agency (the “CPPA”), and in certain circumstances, permits private actions. In September 2025, the CPPA finalized regulations expanding compliance obligations under the CCPA, including requirements relating to risk assessments, annual cybersecurity audits, and consumer rights related to automated decision-making technology, with compliance deadlines phased between January 2026 and April 2030. As of the third quarter of 2026, twenty states have operative comprehensive consumer privacy laws in effect, and several have enacted amendments expanding coverage or enhancing enforcement authority. Additionally, states have adopted other laws and regulations relating to privacy and cybersecurity such as Washington’s My Health My Data Act, which includes a private right of action and applies broadly to consumer health data outside of the scope of the Health Insurance Portability and Accountability Act, and Nevada’s Senate Bill No. 370, which imposes similar health data privacy obligations. The U.S. Department of Justice also has issued regulations restricting and imposing obligations in connection with certain transfers of sensitive personal information.

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

Additionally, post-Brexit updates to U.K. data protection laws and regulations may impact the U.K.’s continued alignment with EU data protection standards and its adequacy status for transfers of personal data from the European Economic Area. Following the implementation of the Data (Use and Access) Act of 2025, the European Commission renewed the U.K. adequacy decision adopted in 2021. The decision was renewed in December 2025, subject to a term of six years and set to expire in December 2031; however, the Commission committed to an interim review after four years to evaluate ongoing adequacy. Modifications in the standards for valid data transfer to the U.S. from the U.K., the EU, Switzerland, and other countries using standard contractual clauses or similar mechanisms may further require us to change our product and business practices, as well as to update client agreements in ways that introduce additional costs to our business.

Similarly, recent and forthcoming amendments to South Korean data protection and information security laws, including the Personal Information Protection Act (“PIPA”), may increase our compliance costs. The amendments expand PIPA’s scope and enforcement mechanisms, including enhanced executive accountability, breach notification obligations, mandatory certification requirements, and revised financial penalties. Under the revised framework, the Personal Information Protection Commission may impose administrative fines of up to 10% of a company's total revenue for noncompliance. Customers may also impose additional due diligence and contractual requirements to support their compliance with laws applicable to their use of our products, increasing our compliance and operating costs. These developments may increase our financial exposure if we violate applicable requirements or fail to satisfy customer-imposed obligations and may require additional investment in compliance infrastructure. In addition, South Korea's Framework Act on the Development of Artificial Intelligence and the Establishment of a Foundation for Trust (the “AI Basic Act”) took effect in January 2026, introducing heightened obligations on providers and operators of “high-impact” AI systems, including transparency and risk management requirements, adding further complexity and cost to our operations.

The overarching complexity of laws and regulations relating to privacy, data protection, and information security around the world poses a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls or to the commitments we make, or the malicious or inadvertent breach of applicable legal, regulatory, or contractual privacy, data protection, or information security requirements by us, our employees, our business partners, or our customers.
In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, artificial intelligence, and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. As these legal regimes relating to privacy, data protection, and information security continue to evolve, they may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our platforms, or we may simply fail to properly develop or implement our practices, policies, procedures, or features in compliance with such obligations. If so, in addition to the possibility of fines, lawsuits, investigations, and other claims or proceedings, we could be required to fundamentally change our business activities and practices or modify our platforms, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing obligations, make enhancements, or develop new platforms and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platforms.
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
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of the ongoing Russia-Ukraine conflict, as well as economic sanctions the United States and other countries have imposed on

Russia, the conflict resulting from Hamas’ attack on Israel, and the ongoing conflicts in the Middle East, including the hostilities in Iran;
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
Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United

States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. For example, governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact our ability to use and develop platforms and products incorporating these technologies. The European Union Parliament adopted the EU AIA, that, despite recent moves to delay the implementation of some provisions, imposes onerous obligations related to the development, sale and use of AI-related systems. In January 2026, South Korea's AI Basic Act took effect, introducing heightened obligations on providers and operators of “high-impact” AI systems used in critical sectors, and authority to impose suspension of AI services along with administrative fines for noncompliance. While the South Korean government has indicated it will adopt a phased enforcement approach with an initial grace period of at least one year, the ultimate scope and rigor of enforcement remain uncertain. In addition, Colorado has passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AIA. Many states, notably California, Utah, Texas, Colorado, New York, Washington, Tennessee, Georgia, Indiana, and Illinois have signed private-sector AI governance legislation focused on various aspects of AI oversight. Further, certain administrations have encouraged companies to sign on to voluntary commitments to manage the risks posed by AI alongside related legislative or regulatory efforts, some of which we have signed. When such legislation or commitments, or if similar legislation or commitments in other jurisdictions, are enacted or adopted, compliance with such obligations may be difficult, onerous, and costly, and could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.

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
We have previously been, and are currently, or in the future may become, involved in a number of legal, regulatory, and administrative inquiries and proceedings, and unfavorable outcomes in litigation or other of these matters could negatively impact our business, financial condition, and results of operations.
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
We prepare our condensed consolidated financial statements in accordance with GAAP in the United States. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including related to the recognition of our revenue. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

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
Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income, and cash flows. We have considered the impact of the currently enacted Pillar Two rules and determined that we became subject to certain rules starting January 1, 2024 in some jurisdictions, and it did not have a material impact on our financial condition or results of operations for the nine months ended September 30, 2026. Furthermore, in response to trade negotiations with the United States, the Group of 7 countries (the “G7”) announced a joint understanding to exempt U.S.-parented multinational corporations from Pillar Two by adopting a “side-by-side” system between Pillar Two and the existing U.S. global minimum tax provisions, and the OECD released “Tax Challenges Arising from the Digitalisation of the Economy – Global Anti-Base Erosion Model Rules (Pillar Two), Side-by-Side Package: Inclusive Framework on BEPS” on January 5, 2026, to this effect, which reduces the impact of Pillar Two rules on us. We continue to monitor developments and evaluate impacts, if any, of these provisions on our financial condition or results of operations in the future.
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
•changes in the political environment, including before or after a change to the leadership or overall composition within the government, or due to ongoing conflicts such as the Russia-Ukraine conflict and related economic sanctions, the conflict resulting from Hamas’ attack on Israel and the ongoing conflicts in the Middle East, including the hostilities in Iran, and regional instability, and any resulting uncertainty or changes in policy or priorities and resultant funding;
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
•budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies, for example in connection with an extended federal government shutdown, including the federal government’s shutdown in the fourth quarter of 2025;
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
U.S. government agencies, including our customers, often award large developmental product and service contracts to build custom software rather than firm fixed-price contracts for commercial products. We sell commercial products and services and do not contract for non-commercial developmental services. The U.S. government is required to procure commercial products and commercial services to the maximum extent practicable in accordance with FASA, 10 U.S.C. § 3453; 41 U.S.C. § 3307, and the U.S. government may instead decide to procure non-commercial developmental products and services if commercial products and services are not practicable. In order to challenge a government decision to procure developmental products and services instead of commercial items and services, we would be required to file a bid protest at the agency level and/or with the Government Accountability Office. This can result in contentious communications with government agency legal and contracting offices, and may escalate to litigation in federal court. The results of any future challenges or potential litigation cannot be predicted with certainty, however, and any dispute or litigation with the U.S. government may not be resolved in our favor; moreover, whether or not it is resolved in our favor, such disputes or litigation could result in significant expense and divert the efforts of our technical and management personnel. These proceedings could adversely affect our reputation and relationship with government customers and could also result in negative publicity, which could harm customer and public perception of our business. The enforcement of FASA has resulted in a significant increase in our business with the U.S. federal government. Any change in or repeal of FASA, or a contrary interpretation of FASA by a court of competent jurisdiction, would adversely affect our competitive position for U.S. federal government contracts.

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
•other events or factors, including those resulting from war, including the ongoing Russia-Ukraine and Middle East conflicts, including the hostilities in Iran, incidents of terrorism, such as Hamas’ attack against Israel, pandemics, or responses to these events; and
•general macroeconomic conditions, such as fluctuating interest rates, the potential or actual imposition of tariffs or other impacts on trade relations, and slow or negative growth of our markets.
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
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, including sales by our Founders and their affiliates, could cause the trading price of our Class A common stock to decline.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. As of September 30, 2026, approximately 0.83 million options will expire through December 2026 if not exercised prior to their respective expiration dates, and we expect many holders will elect to exercise such options prior to expiration. Upon exercise, the holders will receive shares of our Class A or Class B common stock, which may subsequently be sold.
As of September 30, 2026, there were 2,306,361,081 shares of our Class A common stock outstanding, 101,787,133 shares of our Class B common stock outstanding, and 1,005,000 shares of our Class F common stock outstanding. Substantially all of these shares may be immediately sold, although sales by our affiliates remain subject to compliance with the volume limitations of Rule 144.
Further, as of September 30, 2026, there were outstanding options to purchase an aggregate of 17,722,197 shares of our Class A common stock and 129,119,109 shares of our Class B common stock, 17,450,316 shares of our Class A common stock and 18,525,000 of Class B common stock subject to RSUs, 18,530,721 shares of our Class A common stock subject to SARs, and 139,562 shares of our Class A common stock subject to P-RSUs. All shares of our common stock reserved for future issuance under our equity compensation plans have been registered for sale under the Securities Act. Subject to compliance with Rule 144 or the availability of an alternative exemption, the shares issued upon exercise of stock options or SARs, or upon settlement of RSUs or P-RSUs will be available for immediate resale in the United States in the open market.
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
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about us, the trading price of our Class A common stock would likely decline. If these analysts publish target prices for our Class A common stock that are below the then-current public price of our Class A common stock, it could cause the trading price of our Class A common stock to decline significantly. Further, if one or more of these analysts cease coverage of Palantir or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock trading price and trading volume to decline.
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
For example, if the Founders and their affiliates hold shares other than the Class F common stock, such as Class B common stock, that, in the aggregate, have voting power that exceeds 49.999999% of the Voting Power with respect to a matter submitted to our stockholders, then the total voting power of the Founders and their affiliates would exceed 49.999999% of the Voting Power with respect to such matter. Our Founders and their affiliates may acquire additional shares of our Class A common stock or Class B common stock. Shares of our Class B common stock may be transferred (without converting into shares of Class A common stock) to, among others, our Founders or their affiliates, and such transfers to our Founders or their affiliates could increase the total voting power of the Founders and their affiliates above 49.999999% of the Voting Power with respect to such matter. Excluding the voting power of the Class F common stock, our Founders and their affiliates owned shares entitled to approximately 22% of the voting power of our outstanding capital stock in the aggregate as of October 26, 2026.
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
Mr. Thiel has identified a portion of the shares of Class B common stock and Class A common stock beneficially owned by him and his affiliates as Designated Founders’ Excluded Shares, which will not be subject to the Founder Voting Agreement. Such Designated Founders’ Excluded Shares would reduce the total voting power that will be exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Mr. Thiel or his affiliates would vote or not vote such Designated Founders’ Excluded Shares in their discretion, which may include in a manner different than the voting power exercised in accordance with the decision of a majority in number of the Founders who are then party to the Founder Voting Agreement. Depending on certain circumstances, including the extent to which other holders of Class B common stock convert or sell such shares of Class B common stock, such Designated Founders’ Excluded Shares may have significant voting power and increase Mr. Thiel or his affiliates’ relative voting power compared to the other Founders. The shares identified by Mr. Thiel as Designated Founders’ Excluded Shares represented less than 5% of the voting power of our outstanding capital stock as of October 26, 2026. In the future, Mr. Thiel or our other Founders could designate additional shares as Designated Founders’ Excluded Shares.
The Ownership Threshold that must be met on any applicable record date is a small minority of our outstanding Corporation Equity Securities, and future issuances of Corporation Equity Securities may decrease this percentage.

The Ownership Threshold that must be met on any applicable record date is currently 100,000,000 Corporation Equity Securities, which is a small minority of our outstanding Corporation Equity Securities. While the number of outstanding Corporation Equity Securities may exceed the number of shares of our outstanding capital stock, as a comparison, there were 2,409,153,214 shares of our common stock outstanding as of September 30, 2026. Except for certain equitable adjustments as provided in our amended and restated certificate of incorporation, future issuances of Corporation Equity Securities by us will not increase the Ownership Threshold that must be met on any applicable record date and, accordingly, will decrease the percentage of outstanding Corporation Equity Securities represented by the Ownership Threshold.
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
In addition, in the future we could create a new class of equity securities with different economic or voting rights than existing classes. If we were to create a new class of equity security, because of the broad definition of “Corporation Equity Securities,” such security could qualify as Corporation Equity Securities and therefore count towards the Ownership Threshold if held by our Founders who are then party to the Founder Voting Agreement or certain of their affiliates. If such security has lesser or no economic rights, it could have the effect of further increasing the divergence between the economic interests of our Founders who are then party to the Founder Voting Agreement and their affiliates, on the one hand, and the voting power of such Founders and their affiliates, on the other. Further, Corporation Equity Securities includes, among other things, any warrants, calls, options, or other right, whether vested or unvested, to acquire from the Company certain voting or equity securities. Accordingly, the Board of Directors could issue additional equity securities, or additional options, RSUs, warrants or other rights to acquire equity securities (whether vested or unvested), to our Founders or certain of their affiliates, which would increase the number of Corporation Equity Securities they hold and enable them to meet the Ownership Threshold notwithstanding sales of Corporation Equity Securities that they currently hold. As a result, any Founders who are then party to the Founder Voting Agreement or certain of their affiliates could hold a nominal equity interest with little to no voting rights but meet the Ownership Threshold and therefore have voting power that provides effective control of our company.
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
Shares of our Class F common stock will convert automatically into shares of our Class B common stock only if the Founder Voting Trust Agreement or the Founder Voting Agreement is terminated. Each of these agreements could remain in place until the death of our last living Founder. As of September 30, 2026, our Founders were 58, 58, and 44 years old. Further, upon a discretionary or compulsory withdrawal of a Founder as a beneficiary of the Founder Voting Trust Agreement, the Trustee will instruct our transfer agent and us to convert the withdrawing Founder’s pro rata portion of the shares of Class F common stock held in the Founder Voting Trust at the time of the withdrawal into shares of Class B common stock in accordance with our amended and restated certificate of incorporation.

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
Further, if all, or a large portion, of the Founder Grants should be exercised or vest and settle, our Founders will increase their voting power of our Class B common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of our Class B common stock on limited matters, under Delaware law, certain actions may require the approval of the holders of the Class B common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect the special rights, powers, or preferences of our Class B common stock in a manner that does not so affect the Class A common stock or Class F common stock, Delaware law could require approval of the holders of our Class B common stock voting separately as a single class. For any vote of the Class B common stock voting as a separate class, our Founders will significantly influence such vote if all, or a large portion, of the Founder Grants should vest and settle and the Founders retain such shares.
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
Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our platforms and services is often discretionary and typically involves a significant commitment of capital and other resources. In recent years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. Although inflation levels have decreased from their highest levels in the United States, the EU, and the U.K., the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and could maintain or raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. Downturns in macroeconomic conditions, including fluctuating interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, and the conflict resulting from Hamas’ attack on Israel and ongoing conflicts in the Middle East, including the hostilities in Iran; a lack of availability of credit; a reduction in business confidence and activity; the curtailment of government or corporate spending; public health concerns or emergencies; financial market volatility; the potential or actual imposition of tariffs or other impacts on trade relations; and other factors have in the past, and may in the future, negatively affect the industries to which we sell our platforms and services. Our customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of our platforms or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, extended or alternative payment terms or delayed payments from our customers, lower prices for our platforms and services, material default rates among our customers, contract terminations or renegotiations by our customers, reduced sales of our platforms or services, difficulty attracting new customers or retaining and expanding relationships with existing customers, and lower or no growth. For example, some of our early-stage Investee customers filed for bankruptcy or terminated their contracts with us and we may not realize the full value of our commercial contracts with such customers as a result.
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
Natural disasters, including climate change, or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations have been, and could in the future be, subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics, terrorism, such as Hamas’ attack against Israel in 2023 and the ensuing conflict, political unrest, cyberattacks (including supply-chain attacks) as may be exacerbated by the ongoing Russia-Ukraine and Middle East conflicts, including the hostilities in Iran, geopolitical tensions including those related to the invasion of Ukraine, the effects of climate change such as drought, wildfires, increased storm severity, and sea level rise, telecommunications failure, vandalism, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, the following directors and officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On August 6, 2026, Shyam Sankar, our Chief Technology Officer and Executive Vice President, terminated a Rule 10b5-1 trading arrangement on behalf of himself and as Trustee of The Sankar Irrevocable Remainder Trust DTD 4/20/2020, which was previously adopted on March 11, 2026 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which is incorporated herein by reference.
On August 10, 2026, Mr. Sankar adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 1,450,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until May 11, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On August 14, 2026, David Glazer, our Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on March 16, 2026 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which is incorporated herein by reference.

On August 19, 2026, PLTR Holdings II LLC, a stockholder whose shares may be deemed to be beneficially owned by Peter Thiel, the Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential purchase of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 4,000,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 16, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On August 27, 2026, Alexander Karp, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 7,080,177 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 11, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 14, 2026, Lauren Stat, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 39,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 15, 2026, Ryan Taylor, our Chief Revenue Officer and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 78,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
On September 16, 2026, Mr. Glazer adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Class A common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 82,800 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended September 30, 2026, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PALANTIR TECHNOLOGIES INC.

Date: November 2, 2026	By:	/s/ Alexander C. Karp
Alexander C. Karp
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2026	By:	/s/ David Glazer
David Glazer
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2026	By:	/s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer
(Principal Accounting Officer)